Form 10-Q
period 2024-03-31
HPS Corporate Capital Solutions Fund
filed 2024-05-15
CIK 1989817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-Q
_____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  __________  to __________
Commission File Number 814-01715
________________________________________________________________________________________________
HPS Corporate Capital Solutions Fund
(Exact name of Registrant as specified in its Charter)
________________________________________________________________________________________________

Delaware	93-6616284
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40 West 57th Street, 33rd Floor New York, NY	10019
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 287-6767
________________________________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes  ☒    No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of May 8, 2024, the Registrant had 8,827,980 common shares, $0.01 par value per share, outstanding. Common shares outstanding exclude May 1, 2024 subscriptions since the issuance price is not yet finalized at the date of this filing.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about HPS Corporate Capital Solutions Fund (the “Company”, “we” or “our”), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:
•our future operating results;
•our business prospects and the prospects of the companies in which we may invest, including our and their ability to achieve our respective objectives as a result of inflation, increases in borrowing costs and a potential global recession;
•the impact of geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing conflict between Russia and Ukraine and the broader Middle East conflict;
•the impact of the investments that we expect to make;
•our ability to raise sufficient capital to execute our investment strategy;
•our expected financing arrangements and investments;
•the adequacy of our cash resources, financing sources and working capital;
•changes in the general interest rate environment, including a sustained elevated interest rate environment, and uncertainty about the Federal Reserve’s intentions regarding interest rates in the upcoming year;
•the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;
•our contractual arrangements and relationships with third parties;
•actual and potential conflicts of interest with HPS Advisors, LLC (the “Adviser”) or any of its affiliates;
•the elevated levels of inflation, and its impact on our portfolio companies and on the industries in which we may invest;
•the dependence of our future success on the general economy and its effect on the industries in which we may invest;
•the availability of credit and/or our ability to access the capital markets;
•our use of financial leverage;
•the ability of the Adviser to source suitable investments for us and to monitor and administer our investments;
•the ability of the Adviser or its affiliates to attract and retain highly talented professionals;
•our ability to qualify for and maintain our qualification as a regulated investment company and as a business development company (“BDC”);
•the impact on our business of new or amended legislation or regulations;
•currency fluctuations, particularly to the extent that we receive payments denominated in currency other than U.S. dollars;
•the effect of changes to tax legislation and our tax position; and
•the tax status of the enterprises in which we may invest.
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of any projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. Moreover, we assume no duty and do not undertake to update the forward-looking statements, except as required by applicable law. Because we are an investment company, the forward-looking statements and projections contained in this report are excluded from the safe harbor protection provided by Section 21E of the U.S. Securities Exchange Act of 1934 Act, as amended (the “1934 Act”).

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
HPS Corporate Capital Solutions Fund
Statements of Assets and Liabilities

	March 31, 2024	December 31, 2023
ASSETS	(Unaudited)
Cash	$2,216	$2,500
Receivable from affiliate	284	—
Total assets	$2,500	$2,500
Commitments and contingencies (Note 4)
NET ASSETS
Common shares, $0.01 par value (100 and 100 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively)	1	1
Additional paid in capital	2,499	2,499
Total net assets	2,500	2,500
Net asset value per share	$25.00	$25.00
The accompanying notes are an integral part of these financial statements.

HPS Corporate Capital Solutions Fund
Statement of Operations
(Unaudited)

Three Months Ended March 31, 2024
Expenses:
Organization expenses (See Note 2)	$49,959
Board of Trustees’ fees	55,943
Insurance	72,476
Professional fees	211,611
Other general & administrative	1,685
Total expenses	$391,674
Reimbursable expenses (Note 3)	(391,674)
Net expenses	$—
Net increase (decrease) in net assets resulting from operations	$—

The accompanying notes are an integral part of these financial statements.

HPS Corporate Capital Solutions Fund
Statement of Changes in Net Assets
(Unaudited)

Three Months Ended March 31, 2024
Increase (decrease) in net assets from operations:
Net expenses	$—
Net increase (decrease) in net assets resulting from operations	—
Share transactions:
Proceeds from shares sold	—
Net increase (decrease) from share transactions	—
Total increase (decrease) in net assets	—
Net assets, beginning of period	2,500
Net assets, end of period	$2,500

The accompanying notes are an integral part of these financial statements.

HPS Corporate Capital Solutions Fund
Statement of Cash Flows
(Unaudited)

Three Months Ended March 31, 2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$—
Changes in operating assets and liabilities:
Receivable from affiliate	(284)
Net cash provided by (used in) operating activities	(284)
Cash flows from financing activities:
Proceeds from issuance of common shares	—
Net cash provided by (used in) financing activities	—
Net increase (decrease) in cash	(284)
Cash, beginning of period	2,500
Cash, end of period	$2,216

The accompanying notes are an integral part of these financial statements.

Table of Content
HPS Corporate Capital Solutions Fund
Notes to Financial Statements
(Unaudited)
Note 1. Organization

HPS Corporate Capital Solutions Fund (the “Company”) is a Delaware statutory trust formed on August 10, 2023. The Company is an externally managed, non-diversified, closed-end management investment company that intends to elect to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In addition, for U.S. federal income tax purposes, the Company intends to elect to be treated and intends to qualify each taxable year thereafter as a registered investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with the Company’s fiscal year ending December 31, 2024. The Company is managed by HPS Advisors, LLC (the “Adviser”), a wholly-owned subsidiary of HPS Investment Partners, LLC (“HPS” or the “Administrator”). As of March 31, 2024, the Company had not commenced its investing activities; however, the Company has entered into conditional purchase agreements to acquire Warehouse Investments (defined below).

The Company’s investment objective is to produce attractive, risk-adjusted returns in the form of current income and long-term capital appreciation by investing primarily in newly originated, privately negotiated senior secured debt and junior capital of upper middle market and larger scale companies predominantly in the U.S. “Upper middle market” generally refers to companies with earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) of $75 million to $1 billion annually or revenue of $250 million to $5 billion annually at the time of our investment.

The Company may from time to time invest in smaller or larger companies if the opportunity presents attractive investment characteristics and risk-adjusted returns. While the Company’s investment strategy primarily focuses on companies in the United States, the Company also intends to leverage HPS’s global presence to invest in companies in Europe, Australia and other locations outside the U.S., subject to compliance with BDC requirements to invest at least 70% of assets in “eligible portfolio companies.”

The Company’s investment strategy also includes a smaller allocation to more liquid credit investments such as broadly syndicated loans and corporate bonds. The Company intends to use these investments to maintain liquidity for our share repurchase program and to manage cash before investing subscriptions into directly originated, privately negotiated loans, while seeking attractive risk-adjusted investment returns. The Company also may invest in publicly traded debt securities of larger corporate issuers on an opportunistic basis when market conditions create compelling potential return opportunities, subject to compliance with BDC requirements to invest at least 70% of assets in “eligible portfolio companies.”

All investments of the Company will be made subject to compliance with BDC requirements pursuant to the 1940 Act to invest at least 70% of assets in “eligible portfolio companies.” An “Eligible Portfolio Company” is defined in the 1940 Act as any issuer which is organized under the laws of, and has its principal place of business in, the United States; is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and satisfies any of the following: does not have any class of securities that is traded on a national securities exchange; has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million; is controlled by a BDC or a group of companies, including a BDC and the BDC has an affiliated person who is a director of the Eligible Portfolio Company; or is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.

On December 18, 2023, HPS purchased 100 of the Company’s common shares of beneficial interest at $25.00 per share.
Note 2. Significant Accounting Policies
Basis of Presentation
The interim financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 6 of Regulation S-X. Accordingly, certain disclosures accompanying the annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair statement of the financial statements for the interim periods presented have been included. All intercompany balances and transactions have been eliminated. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2024.
As an investment company, the Company applies the accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”) issued by the Financial Accounting Standards Board (“FASB”).

Table of Content

Cash

Cash consists of a demand deposit held with a financial institution, which at times may exceed federally insured limits. Cash is carried at cost which approximates fair value.

Organization Expenses

Organization expenses include, among other things, the cost of incorporating the Company and the cost of legal services and other fees pertaining to the Company’s organization. These costs are expensed as incurred. For the three months ended March 31, 2024, the Company incurred organization expenses of $49,959, which were paid on behalf of the Company by the Adviser and have been recorded as an expense on the statement of operations. The organization expenses do not presently represent a liability of the Company since the obligation to reimburse the Adviser for Adviser-paid organization expenses is conditional as of March 31, 2024, on the Company breaking escrow for the Offering and the Adviser requesting reimbursement of organization expenses paid pursuant to the Expense Support Agreement (as defined below).

Offering Expenses

The Company’s offering expenses consist primarily of legal fees and other costs incurred in connection with the Company’s continuous Offering of its common shares. For the three months ended March 31, 2024, the Company incurred offering expenses of $801,195, which were paid on behalf of the Company by the Adviser. Offering expenses will be recorded as deferred offering costs on the statement of assets and liabilities and then subsequently amortized to expense on the Company’s statement of operations over 12 months when operations begin, subsequent to the Company breaking escrow, should the Adviser seek reimbursement for offering expenses. The offering expenses do not presently represent a liability of the Company since the obligation to reimburse the Adviser for Adviser-paid offering expenses is conditional as of March 31, 2024, on the Company breaking escrow for the Offering and the Adviser requesting reimbursement of offering expenses paid pursuant to the Expense Support Agreement.

Income Taxes

The Company intends to elect to be treated and intends to qualify each taxable year thereafter as a RIC under the Code. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Rather, any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s investors and would not be reflected in the financial statements of the Company.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its shareholders, for each taxable year, at least 90% of the sum of (i) its “investment company taxable income” for that year (without regard to the deduction for dividends paid), which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses and (ii) its net tax exempt income. The Company intends to make the requisite distributions to its shareholders, which will generally relieve the Company from corporate-level income taxes.

In addition, pursuant to the excise tax distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner in each taxable year an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one- year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. To the extent that it determines that estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company will accrue excise taxes, if any, on estimated undistributed taxable income.

Table of Content
New Accounting Standards

The Company considers the applicability and impact of all accounting standard updates (“ASUs”) issued by the Financial Accounting Standards Board. The Company has assessed currently issued ASUs and has determined that they are not applicable or are expected to have minimal impact on its financial statements.
Note 3. Fees, Expenses, Agreements and Related Party Transactions

Investment Advisory Agreement

The Company has entered into an investment advisory agreement (the “Investment Advisory Agreement”) with the Adviser, pursuant to which the Adviser will manage the Company on a day-to-day basis. The Adviser is responsible for determining the portfolio composition, making investment decisions, monitoring investments, performing due diligence on prospective portfolio companies and providing the Company with such other investment advisory and related services as may reasonably be required for the investment of capital.

Under the Investment Advisory Agreement, the Company pays the Adviser a fee for its services. The fee consists of two components: a management fee and an incentive fee. The cost of both the management fee and the incentive fee will ultimately be borne by the shareholders. No base management or incentive fees will be paid to the Adviser until the commencement of investment activities.

Base Management Fee

The management fee will be payable quarterly in arrears at an annual rate of 1.25% of the value of the Company’s net assets as of the beginning of the first calendar day of the applicable quarter, as adjusted for any share issuances or repurchases during the quarter that do not occur on the first calendar day of the quarter. For purposes of the Investment Advisory Agreement, net assets means the Company’s total assets less the carrying value of liabilities, determined in accordance with U.S. GAAP. The payment and calculation of the management fee will be pro-rated for any period of less than three months. For the first calendar quarter in which the Company has operations, net assets will initially be measured as the beginning net assets as of the date on which the Company breaks escrow. The Adviser has agreed to waive its base management fee for the first six months following the date on which the Company broke escrow for the offering (the “Initial Closing”).

The Company will pay the Adviser an incentive fee. The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of the Company’s income and a portion is based on a percentage of the Company’s capital gains, each as described below.

Income based incentive fee

The income based incentive fee will be based on the Company’s Pre-Incentive Fee Net Investment Income Returns, defined as: dividends, cash interest or other distributions or other cash income and any third-party fees received from portfolio companies (such as upfront fees, commitment fees, origination fee, amendment fees, ticking fees and break-up fees, as well as prepayments premiums, but excluding fees for providing managerial assistance) accrued during the quarter, minus operating expenses for the quarter (including the management fee, taxes, any expenses payable under the Investment Advisory Agreement and an administration agreement with the administrator, any expense of securitizations, and interest expense or other financing fees and any dividends paid on preferred stock, but excluding incentive fees and shareholder servicing and/or distribution fees). Pre-Incentive Fee Net Investment Income Returns includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero-coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income Returns.

Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding quarter, is compared to a “Hurdle Rate” defined as a return of 1.5% per quarter (6.0% annualized).

The Company will pay the Adviser an incentive fee quarterly in arrears with respect to the Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:

a.No incentive fee will be paid on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which the Pre- Incentive Fee Net Investment Income Returns do not exceed the Hurdle Rate of 1.5% (6.0% annualized);

Table of Content
b.100% of the dollar amount of the Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre- Incentive Fee Net Investment Income Returns, if any, that exceeds the Hurdle Rate but is less than a rate of return of 1.76% (7.06% annualized). This portion of the Pre-Incentive Fee Net Investment Income Returns (which exceeds the Hurdle Rate but is less than 1.76%) is referred to as the “Catch-Up.” The Catch-Up is meant to provide the Adviser with approximately 15% of the Company's Pre-Incentive Fee Net Investment Income Returns as if a Hurdle Rate did not apply if the net investment income exceeds 1.76% in any calendar quarter; and

c.15% of the dollar amount of the Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 1.76% (7.06% annualized). This reflects that once the Hurdle Rate is reached and the Catch-Up is achieved, 15% of all Pre-Incentive Fee Net Investment Income Returns thereafter are allocated to the Adviser.

The Adviser has agreed to waive its income based incentive fee for the first six months following the Initial Closing.

Capital gains based incentive fee

The second component of the incentive fee, the capital gains incentive fee, is payable at the end of each calendar year in arrears. The amount payable equals 15.0% of cumulative realized capital gains from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains as calculated in accordance with U.S. GAAP.

Administration Agreement

The Company has entered into an agreement (the “Administration Agreement”) with HPS under which HPS will provide, or oversee the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of the net asset value (“NAV”), compliance monitoring (including diligence and oversight of other service providers), preparing reports to shareholders and reports filed with the Securities and Exchange Commission (the “SEC’) and other regulators, preparing materials and coordinating meetings of the Company’s board of trustees (the “Board” or “Board of Trustees”, each member of the Board of Trustees, a “Trustee”), managing the payment of expenses, the payment and receipt of funds for investments and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. The Company will reimburse HPS for the costs and expenses incurred by HPS in performing its obligations under the Administration Agreement. Such reimbursement includes the Company’s allocable portion of compensation (including salaries, bonuses and benefits), and may include overhead (including rent, office equipment and utilities) and other expenses incurred by HPS in performing its administrative obligations under the Administration Agreement, including but not limited to compensation paid to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for the Company; and (iii) any internal audit group personnel of HPS or any of its affiliates, subject to the limitations described in Advisory and Administration Agreements. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and the Company will reimburse the Administrator for any services performed for the Company by such affiliate or third party.

The amount of the reimbursement payable to HPS for administrative services will be the lesser of (1) HPS’s actual costs incurred in providing such services and (2) the amount that the Company estimates it would be required to pay alternative service providers for comparable services in the same geographic location. HPS will be required to allocate the cost of such services to the Company based on factors such as assets, revenues, time allocations and/or other reasonable metrics. The Company will not reimburse HPS for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of HPS.

Sub-Administration Agreement

HPS has hired Harmonic Fund Services (“Harmonic”) to assist in the provision of sub-administrative and fund accounting services. Harmonic will receive compensation for these services under a sub-administration agreement.

Table of Content
Certain Terms of the Investment Advisory Agreement and Administration Agreement

Each of the Investment Advisory Agreement and the Administration Agreement will remain in effect for a period of two years from the date it first becomes effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the Trustees of the Company who are not “interested persons” as defined in the 1940 Act (“Independent Trustees”). The Company may terminate the Investment Advisory Agreement upon 60 days’ written notice, and the Administration Agreement upon 120 days’ written notice, without payment of any penalty. The decision to terminate either agreement may be made by a majority of the Board or the shareholders holding a majority of our outstanding voting securities. In addition, without payment of any penalty, the Adviser may terminate the Investment Advisory Agreement upon 60 days’ written notice and the Administrator may terminate the Administration Agreement upon 60 days’ written notice. The Investment Advisory Agreement will automatically terminate in the event of its assignment within the meaning of the 1940 Act and related SEC guidance and interpretations.

Payment of the Company’s Expenses Under the Investment Advisory and Administration Agreements

All investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory services to the Company, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Adviser. The Company will bear all other costs and expenses of our operations, administration and transactions.

From time to time, the Adviser, the Administrator or their affiliates may pay third-party providers of goods or services. We will reimburse the Adviser, the Administrator or such affiliates thereof for any such amounts paid on our behalf. From time to time, the Adviser and the Administrator may defer or waive fees and/or rights to be reimbursed for expenses. All of the foregoing expenses will ultimately be borne by our shareholders.

Costs and expenses of the Adviser and the Administrator that are eligible for reimbursement by the Company will be reasonably allocated to the Company on the basis of time spent, assets under management, usage rates, proportionate holdings, a combination thereof or other reasonable methods determined by the Administrator.

Expense Support and Conditional Reimbursement Agreement

The Company has entered into an Expense Support and Conditional Reimbursement Agreement with the Adviser (the “Expense Support Agreement”). Pursuant to the Expense Support Agreement, the Adviser may elect to pay certain expenses on the Company’s behalf (an “Expense Payment”), provided that no portion of the payment will be used to pay any interest expense or shareholder servicing and/or distribution fees of the Company. Any Expense Payment that the Adviser has committed to pay must be paid by the Adviser to the Company in any combination of cash or other immediately available funds no later than forty-five days after such commitment was made in writing, and/or offset against amounts due from the Company to the Adviser or its affiliates.

Following any calendar quarter in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company’s shareholders based on distributions declared with respect to record dates occurring in such calendar quarter (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), the Company shall pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to the Company within three years prior to the last Business Day of such calendar quarter have been reimbursed. “Business Day” means each day (except Saturdays and Sundays and normal public holidays in the United States) on which the New York Stock Exchange is open for regular business, the Company is open for business and such other days as may be determined by the Board. Any payments required to be made by the Company shall be referred to herein as a “Reimbursement Payment.” “Available Operating Funds” means the sum of (i) the Company’s net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) the Company’s net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to the Company on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

No Reimbursement Payment for any quarter shall be made if: (1) the Effective Rate of Distributions Per Share declared by the Company at the time of such Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Reimbursement Payment relates, or (2) the Company’s Operating Expense Ratio at the time of such Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relates. “Effective Rate of Distributions Per Share” means the annualized rate (based on a 12-month year) of regular cash distributions per share exclusive of returns of capital, distribution rate reductions due to distribution and shareholder servicing fees, and declared special dividends or special distributions, if any. The “Operating Expense Ratio” is calculated by dividing Operating

Table of Content
Expenses, less organizational and offering expenses, base management and incentive fees owed to the Adviser, shareholder servicing and/or distribution fees, and interest expense, by the Company’s net assets. “Operating Expenses” means all of the Company’s operating costs and expenses incurred, as determined in accordance with generally accepted accounting principles for investment companies.

The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company on the last Business Day of the applicable calendar quarter, except to the extent the Adviser has waived its right to receive such payment for the applicable calendar quarter.

Managing Dealer Agreement

The Company has entered into a Managing Dealer Agreement (the “Managing Dealer Agreement”) with HPS Securities, LLC (the “Managing Dealer”). The Managing Dealer is entitled to receive shareholder servicing and/or distribution fees in arrears on a quarterly or monthly basis, as applicable based on whether the Company accepts subscriptions on a quarterly or monthly basis (the “Subscription Frequency”), commencing no later than the first full calendar quarter after the Initial Closing, at an annual rate of 0.25% of the value of the Company’s net assets attributable to the common shares as of the beginning of the first calendar day of the subscription period, whether monthly or quarterly. The shareholder servicing and/or distribution fees are payable to the Managing Dealer, but the Managing Dealer anticipates that all or a portion of the shareholder servicing and/or distribution fees will be retained by, or reallowed (paid) to, participating broker-dealers. The Managing Dealer has agreed to waive the shareholder servicing and/or distribution fee for the first six months following the Initial Closing.

The Managing Dealer is a broker-dealer registered with the SEC and is a member of the Financial Industry Regulatory Authority, or FINRA.

The Managing Dealer Agreement may be terminated at any time, without the payment of any penalty, by vote of a majority of the Company’s Independent Trustees who have no direct or indirect financial interest in the operation of the Company’s distribution plan or the Managing Dealer Agreement or by vote of a majority of the outstanding voting securities of the Company, on not more than 60 days’ written notice to the Managing Dealer or the Adviser. The Managing Dealer Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act.

Either party may terminate the Managing Dealer Agreement upon 60 days’ written notice to the other party or immediately upon notice to the other party in the event such other party failed to comply with a material provision of the Managing Dealer Agreement. The Company’s obligations under the Managing Dealer Agreement to pay the shareholder servicing and/or distribution fees with respect to the common shares distributed shall survive termination of the agreement until such shares are no longer outstanding.
Note 4. Commitments and Contingencies

In the normal course of business, the Company enters into contracts that provide a variety of general indemnifications. Any exposure to the Company under these arrangements could involve future claims that may be made against the Company. Currently, no such claims exist or are expected to arise and, accordingly, the Company has not accrued any liability in connection with such indemnifications.

The Adviser has agreed to bear all of the Company’s organization and offering expenses through the date on which the Company breaks escrow for the Offering. The Company will be obligated to reimburse the Adviser for such advanced expenses upon breaking escrow for the Offering and the Adviser requesting reimbursement of these expenses paid pursuant to the Expense Support Agreement. The total organization expenses incurred from August 10, 2023 (inception) through March 31, 2024 was $594,287 all of which had been borne by the Adviser. The total offering expenses incurred from August 10, 2023 (inception) through March 31, 2024 was $1,586,756, all of which was borne by the Adviser.

Warehousing Transactions

Macquarie Bank Limited and Affiliates

Beginning September 12, 2023, the Company entered into multiple sale and purchase agreements (the “Macquarie Purchase Agreements”) with Macquarie Bank Limited and certain of its affiliates (each, a “Macquarie Financing Provider” and collectively, the “Macquarie Financing Providers”). Under the Macquarie Purchase Agreements, the Company has forward obligations to settle the purchase of certain investments (the “Macquarie Warehouse Investments”) from the Macquarie Financing Providers, subject to the following conditions; (a) that the Company has received subscriptions of at least $200 million; and (b) that the Board of the Company has approved the purchase of the specific Macquarie Warehouse Investments.

Table of Content

The Macquarie Warehouse Investments generally consist of newly originated, privately negotiated senior secured term loans and junior capital commitments to upper middle market companies consistent with the Company’s investment strategy.

As of March 31, 2024, the Company had contingent forward obligations through the Macquarie Purchase Agreements that had an aggregate principal amount of $242,422,930 ($231,436,724 of which was funded) and an aggregate cost and fair value of $225,683,596 and $225,918,144, respectively.

As of December 31, 2023, the Company had contingent forward obligations through the Macquarie Purchase Agreements that had an aggregate principal amount of $140,412,664 ($76,295,079 of which was funded) and an aggregate cost and fair value of $74,415,217 and $74,624,773, respectively.

Beginning September 12, 2023, the Company's obligations to the Macquarie Financing Providers under the Macquarie Purchase Agreements were guaranteed by an affiliate of the Adviser and as of March 31, 2024 and December 31, 2023, the amount guaranteed was $35,908,279 and $51,596,013, respectively.

Beginning October 2, 2023, the Company’s remaining obligations to the Macquarie Financing Providers under the Macquarie Purchase Agreements were guaranteed by two non-affiliated entities and as of March 31, 2024 and December 31, 2023, the amount guaranteed was $189,775,316 an $84,485,922, respectively.

Cliffwater LLC

On March 6, 2024, the Company entered into a facility agreement with Steamboat SPV LLC (the “Cliffwater Financing Provider”), a special purpose vehicle organized by Cliffwater LLC (the “Cliffwater Facility Agreement”). Under the Cliffwater Facility Agreement, the Company has forward obligations to purchase certain investments from the Cliffwater Financing Provider pursuant to the terms of the Agreement (the “Cliffwater Warehouse Investments”), subject to the following conditions: (a) that the Company has received cash funding from investor subscriptions of at least $200 million; and (b) that the Board has approved the purchase of the specific Cliffwater Warehouse Investments (collectively, the “Cliffwater Warehouse Conditions”).

The Cliffwater Warehouse Investments generally consist of privately negotiated senior secured and junior loans and notes, as well as unfunded revolving and term commitments, to upper middle market companies consistent with the Company’s investment strategy.

As of March 31, 2024, the Company had contingent forward obligations through the Cliffwater Facility Agreement that had an aggregate principal amount of $135,108,290 ($130,348,335 of which was funded) and an aggregate cost and fair value of $127,344,606 and $127,886,533, respectively.
Note 5. Net Assets

In connection with its formation, the Company has the authority to issue an unlimited number of common shares of beneficial interest at $0.01 per share par value. On December 18, 2023, HPS purchased 100 shares of the Company’s common shares of beneficial interest at $25.00 per share.

Under the terms of the Company’s Second Amended and Restated Declaration of Trust (the “Declaration of Trust”), all common shares have equal rights as to voting and, when they are issued, will be duly authorized, validly issued, fully paid and nonassessable. Dividends and distributions may be paid to the holders of the Company’s common shares if, as and when authorized by the Company’s Board and declared by the Company out of funds legally available therefore. In the event of the Company’s liquidation, dissolution or winding up, each share of the Company’s common shares would be entitled to share pro rata in all of the Company’s assets that are legally available for distribution after the Company pays all debts and other liabilities and subject to any preferential rights of holders of the Company’s preferred shares, if any preferred shares are outstanding at such time.

Subject to the rights of holders of any other class or series of shares, each share of the Company’s common shares is entitled to one vote on all matters submitted to a vote of shareholders, including the election of Trustees. Except as may be provided by the Board in setting the terms of classified or reclassified shares, and subject to the express terms of any class or series of preferred shares, the holders of the Company’s common shares possess exclusive voting power.

Until the release of proceeds from escrow, the per share purchase price for common shares in the Offering will be $25.00 per share. Thereafter, the purchase price per share for each class of common shares will equal the NAV per share, as of the effective date of

Table of Content
the share purchase date. The Managing Dealer will use its best efforts to sell shares but is not obligated to purchase or sell any specific amount of shares in the Offering.

The Company will hold investors’ funds received in relation to the Offering in an escrow account until it breaks escrow. The Company will break escrow when (i) it has received subscriptions of at least $200 million; and (ii) the Company’s Board has authorized the release of funds in the escrow account.
Share Repurchase Program

Beginning no later than the first full calendar quarter from the date on which the Company breaks escrow for the Company’s initial offering of our common shares, and at the discretion of our Board, the Company intends to commence a share repurchase program in which the Company intends to repurchase, in each quarter, up to 5% of the Company’s common shares outstanding (by number of shares) as of the close of the previous calendar quarter. The Company’s Board may amend, suspend or terminate the share repurchase program if it deems such action to be in the Company’s best interest and the best interest of the Company’s shareholders. As a result, share repurchases may not be available each quarter. Upon a suspension of the Company’s share repurchase program, the Company’s Board will consider at least quarterly whether the continued suspension of the Company’s share repurchase program remains in the Company’s best interest and the best interest of the Company’s shareholders. However, the Company's Board is not required to authorize the recommencement of the Company’s share repurchase program within any specified period of time. The Company’s Board may also determine to terminate the Company’s share repurchase program if required by applicable law or in connection with a transaction in which the Company’s shareholders receive liquidity for their common shares, such as a sale or merger of the Company or listing of the Company’s common shares on a national securities exchange.

The Company expects to repurchase shares pursuant to tender offers each quarter using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year (or, in the case of shareholders who purchased shares in the Initial Closing, until at last March 31, 2025) will be repurchased at 98% of the applicable NAV per share (the “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived, at the Company’s discretion, in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders. The Company intends to conduct the repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All shares purchased by the Company pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Note 6. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the financial statements. There have been no additional subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the financial statements as of March 31, 2024, except as discussed below.

Escrow break and Unregistered Sale of Equity Securities

On April 8, 2024, the Company issued unregistered common shares of beneficial interest in the Company, par value $0.01, to certain accredited investors in the Initial Closing of its private offering. The terms of the private offering required the Company to deposit all subscription proceeds in an escrow account with the Bank of New York Mellon, as escrow agent, until (i) the Company received subscriptions of at least $200 million; and (ii) the Company’s Board authorized the release of funds in the escrow account. On April 8, 2024, the Company’s Board authorized the release from escrow of the subscription proceeds of approximately $221 million and the Company issued the Shares to such accredited investors, as summarized in the table below. The offer and sale of the Shares was exempt from the registration provisions of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act, Regulation D thereunder, and/or Regulation S thereunder.

The following table details the amount of Shares sold and consideration therefor:

Date of Unregistered Sale	Amount of Shares	Consideration
April 8, 2024	8,827,880	$220,697,000

Table of Content

Warehouse Transactions

On April 8, 2024, the Company met the Macquarie and Cliffwater Warehouse Conditions and was obligated to acquire the assets held by the Financing Providers through a forward purchase agreement. Accordingly, at each reporting period after the escrow break, the Company will recognize the mark-to-market gain/loss of all investments held by the Financing Providers in its financial statements. In April 2024, after Company broke escrow, it purchased debt investments from the Financing Providers with an aggregate principal amount of $377.5 million ($361.8 million of which are funded).

Revolving Credit Facility

On April 8, 2024, the Company, as borrower, entered into a senior secured revolving credit facility (the “Revolving Credit Facility”) pursuant to a Senior Secured Revolving Credit Agreement (the “Revolving Credit Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, the lenders party thereto (the “Revolving Credit Facility Lenders”), and JPMorgan Chase Bank, N.A. and Sumitomo Mitsui Banking Corporation, as joint bookrunners and joint lead arrangers.

The Company may borrow amounts in U.S. dollars or certain other permitted currencies under the Revolving Credit Facility. Advances under the Revolving Credit Facility drawn in U.S. dollars will initially bear interest at a per annum rate equal to 0.75% or 0.875% plus an “alternate base rate” (as described in the Revolving Credit Agreement) in the case of any ABR Loan and 1.75% or 1.875% plus the Adjusted Term SOFR Rate in the case of any other Loan, in each case, depending on the Company’s rate option election and borrowing base (as of the most recently delivered borrowing base certificate delivered under the Revolving Credit Agreement). Advances under the Revolving Credit Facility drawn in currencies other than U.S. dollars will initially bear interest at a per annum rate equal to 1.75% or 1.875%, in each case depending on the Company’s borrowing base (as of the most recently delivered borrowing base certificate delivered under the Revolving Credit Agreement), plus any applicable credit spread adjustment, plus certain local rates consistent with market standards, each as specified in the Revolving Credit Agreement. The Company will also pay a fee at the per annum rate of 0.375% on average daily undrawn amounts under the Revolving Credit Facility.

The initial principal amount of the Revolving Credit Facility is $500,000,000, subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness, with an accordion provision to permit increases up to the total facility amount of $1,000,000,000, subject to the satisfaction of certain conditions.

The Revolving Credit Facility will be guaranteed by certain domestic subsidiaries of the Company that will be formed or acquired by the Company in the future (collectively, the “Revolving Credit Facility Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including, without limitation, repaying outstanding indebtedness, making distributions, contributions and investments, and acquisition and funding of portfolio investments, and such other uses as permitted under the Revolving Credit Agreement.

The Revolving Credit Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Revolving Credit Facility Guarantor, subject to certain exceptions, and includes a $150,000,000 limit for swingline loans.

The availability period under the Revolving Credit Facility will terminate on April 8, 2028 (the “Revolving Credit Facility Commitment Termination Date”) and the Revolving Credit Facility will mature on April 8, 2029 (the “Revolving Credit Facility Maturity Date”). During the period from the Revolving Credit Facility Commitment Termination Date to the Revolving Credit Facility Maturity Date, if the Company receives proceeds from asset sales, other recovery events and/or equity or debt issuances, the Company will be obligated to make prepayments under the Revolving Credit Facility out of the proceeds of such asset sales, recovery events and/or equity or debt issuances as described in the Revolving Credit Agreement.

The Revolving Credit Agreement includes customary affirmative and negative covenants, including financial covenants requiring the Company to maintain a minimum shareholders’ equity and asset coverage ratio, and certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.

Revolving Credit Facility Upsize

On May 1, 2024, the Company entered into a Commitment Increase Agreement (the “Commitment Increase Agreement”) among the Company, Société Générale, as assuming lender, The Bank of New York Mellon, as assuming lender, JPMorgan Chase Bank, N.A., as administrative agent and issuing bank, and Sumitomo Mitsui Banking Corporation, as issuing bank, pursuant to the Company’s Senior Secured Revolving Credit Agreement.

Table of Content

The Commitment Increase Agreement provides for an increase in the aggregate commitments of the lenders under the Agreement from $500,000,000 to $575,000,000 through the accordion feature in the Revolving Credit Facility. The accordion feature in the Agreement allows the Company, under certain circumstances, to increase the total size of the facility to a maximum aggregate commitment of $1,000,000,000.

Subscriptions
The Company received $93.3 million of net proceeds relating to the issuance of common shares for subscriptions effective May 1, 2024.

Distributions Declarations
On April 30, 2024, the Company’s Board declared regular distributions of $0.1000 per common share, all of which are payable on or about July 31, 2024 to shareholders of record as of April 30, 2024.

Other Events

On April 8, 2024, the Company elected to be regulated as a BDC under the 1940 Act.

The Company is permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to its common shares if the Company’s asset coverage, as defined in the 1940 Act, would at least equal 150% immediately after each such issuance (subject to shareholder approval pursuant to Section 61(a)(2) of the 1940 Act). On April 5, 2024, the Company’s sole initial shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act.

Table of Content
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The information contained in this section should be read in conjunction with “Item 1. Financial Statements.” This discussion contains forward-looking statements, which relate to future events, our future performance or financial condition and involves numerous risks and uncertainties. Actual results could differ materially from those implied or expressed in any forward-looking statements.
Overview and Investment Framework
We are a newly organized, externally managed, non-diversified closed-end management investment company that intends to elect to be regulated as a BDC under the 1940 Act. Formed as a Delaware statutory trust on August 10, 2023, we are externally managed by the Adviser, which is responsible for determining the portfolio composition, making investment decisions, monitoring investments, performing due diligence on prospective portfolio companies and providing us with such other investment advisory and related services as may reasonably be required for the investment of capital. We intend to elect to be treated for federal income tax purposes, and intend to qualify annually thereafter, as a RIC under the Code.

We are a privately placed, perpetual-life BDC, which is a BDC whose shares are not listed for trading on a stock exchange or other securities market. We use the term “perpetual-life BDC” to describe an investment vehicle of indefinite duration, whose common shares are intended to be sold on a continuous basis at regular frequency by the BDC at a price generally equal to the BDC’s NAV per share. The common shares described herein have not been registered under the Securities Act, the securities laws of any other state or the securities laws of any other jurisdiction. The common shares will be offered and sold under the exemption from registration under the Securities Act under Regulation D and Regulation S. Each purchaser will be required to represent that it is (i) either an “accredited investor” as defined in Rule 501 of Regulation D under the Securities Act or, in the case of common shares sold outside the United States, not a “U.S. person” in accordance with Regulation S of the Securities Act and (ii) acquiring the common shares purchased by it for investment and not with a view to resale or distribution.

We do not intend to list our common shares on any securities exchange and our common shares will not be publicly traded. It is currently anticipated that within one year of the date on which we break escrow for our initial offering of common shares, the Company will merge with and into an affiliated publicly offered, non-traded BDC (the “Non-Traded BDC”) having the same investment adviser, substantially the same investment objectives and policies as the Company and the same management and advisory fees as the Company (the “Merger”), and that holders of our common shares will receive common shares of the Non-Traded BDC pursuant to the Merger. However, there can be no assurance the Merger will occur, and we may instead continue as a perpetually offered, privately placed BDC.

To the extent the Merger does occur, it will be structured with the intent to qualify as a tax-free reorganization within the meaning of Section 368(a) of the Code, and Simpson Thacher & Bartlett LLP will deliver an opinion that the Merger should qualify for such treatment.

Under our Investment Advisory Agreement, we have agreed to pay the Adviser an annual management fee as well as an incentive fee based on our investment performance. Also, under the Administration Agreement, we have agreed to reimburse the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including, but not limited to, our allocable portion of the costs of compensation and related expenses of our chief compliance officer, chief financial officer and their respective staffs.

Our investment objective is to produce attractive, risk-adjusted returns in the form of current income and long-term capital appreciation by investing primarily in newly originated, privately negotiated senior secured debt and junior capital of upper middle market and larger scale companies predominantly in the U.S. We use the term “upper middle market” to generally refer to companies with EBITDA of $75 million to $1 billion annually or revenue of $250 million to $5 billion annually at the time of our investment. We may invest in smaller companies if the opportunity presents attractive investment characteristics and risk-adjusted returns. While our investment strategy focuses primarily on companies in the United States, we also intend to leverage HPS’s global presence to invest in companies in Europe, Australia and other locations outside of the U.S. subject to compliance with BDC requirements to invest at least 70% assets in “eligible portfolio companies”. Our investment strategy also includes a smaller allocation to more liquid credit investments such as broadly syndicated loans and corporate bonds. We intend to use these investments to maintain liquidity for our share repurchase program and to manage cash before investing subscriptions into directly originated, privately negotiated loans, while seeking attractive risk-adjusted investment returns. We also may invest in publicly traded debt securities of larger corporate issuers on an opportunistic basis when market conditions create compelling potential return opportunities, subject to compliance with BDC requirements to invest at least 70% of assets in “eligible portfolio companies.” Under normal circumstances, we will invest at least 80% of our net assets plus borrowings for investment purposes in capital instruments (securities throughout the capital structure of a company) issued by corporate issuers (including loans, notes, bonds and other corporate debt or equity securities).

Table of Content
To seek to enhance our returns, we intend to employ leverage as market conditions permit and at the discretion of the Adviser, but in no event will leverage employed exceed the limitations set forth in the 1940 Act, which currently allows us to borrow up to a 2:1 debt to equity ratio. We intend to use leverage in the form of borrowings, including loans from certain financial institutions and the issuance of debt securities. We may also use leverage in the form of the issuance of preferred shares, but do not currently intend to do so. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. Any such leverage, if incurred, would be expected to increase our total capital available for investment.

Subject to the limitations of the 1940 Act, we may invest in loans or other securities, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other funds and accounts sponsored or managed by the Adviser or HPS. We expect to invest in co-investment transactions with other funds and accounts sponsored or managed by the Adviser or HPS.

To finance investments, we may securitize certain of our secured loans or other investments, including through the formation of one or more collateralized loan obligations (“CLOs”), while retaining all or most of the exposure to the performance of these investments.
Key Components of Our Results of Operations
Revenues
We plan to generate revenues in the form of interest and fee income on debt investments, capital gains, and dividend income from our equity investments in our portfolio companies. Our senior and subordinated debt investments are expected to bear interest at a fixed or floating rate. Interest on debt securities is generally payable monthly, quarterly or semiannually. In some cases, some of our investments may provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued but unpaid PIK interest generally will become due at the maturity date. In addition, we may generate revenue from various fees in the ordinary course of business in connection with transactions. Original issue discounts and market discounts or premiums will be capitalized, and we will accrete or amortize such amounts as interest income. We will record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts.
Expenses
Except as specifically provided below, all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Adviser. We will bear all other costs and expenses of our operations, administration and transactions, including, but not limited to:

• investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the Investment Advisory Agreement;

•our allocable portion of compensation (including salaries, bonuses and benefits), overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) our chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for us; and (iii) any internal audit group personnel of HPS or any of its affiliates; and

•all other expenses of the Company’s operations, administrations and transactions.

The Adviser agreed to advance all of our organization and offering expenses on our behalf through the date on which we break escrow for our initial offering of common shares. On such date, we will be obligated to reimburse the Adviser for such advanced expenses and will be paid pursuant to the Expense Support Agreement. Any reimbursements will not exceed actual expenses incurred by the Adviser and its affiliates.

From time to time, the Adviser, the Administrator or their affiliates may pay third-party providers of goods or services. We will reimburse the Adviser, the Administrator or such affiliates thereof for any such amounts paid on our behalf. From time to time, the Adviser and the Administrator may defer or waive fees and/or rights to be reimbursed for expenses. All of the foregoing expenses will ultimately be borne by our shareholders.

Table of Content
Costs and expenses of the Adviser and the Administrator that are eligible for reimbursement by the Company will be reasonably allocated to us on the basis of time spent, assets under management, usage rates, proportionate holdings, a combination thereof or other reasonable methods determined by the Administrator.
Expense Support and Conditional Reimbursement Agreement
We have entered into an Expense Support and Conditional Reimbursement Agreement with the Adviser. For additional information see “Note 3. Fees, Expenses, Agreements and Related Party Transactions” to the financial statements.
Results of Operations
As of March 31, 2024, we had not commenced operations and have not made any investments.

Expenses
Expenses were as follows:

Three Months Ended
March 31, 2024
Expenses:
Organization expenses (See Note 2)	$49,959
Board of Trustees’ fees	55,943
Insurance	72,476
Professional fees	211,611
Other general & administrative	1,685
Total expenses	$391,674
Reimbursable expenses (Note 3)	(391,674)
Net expenses	$—
Net increase (decrease) in net assets resulting from operations	$—
Expenses
Organization costs and offering costs include expenses incurred in our initial formation and our continuous offering. Professional fees include legal, audit, tax, and other professional fees incurred related to the management of the Company. Other general and administrative expenses include filing, technology and other costs.

During the three months ended March 31, 2024, we incurred expenses of $391,674, all of which have been advanced by the Adviser in accordance with the Expense Support Agreement. See Note 3 to our financial statements for the three months ended March 31, 2024 for more information on our Expense Support Agreement.
Income Taxes, Including Excise Taxes
We intend to elect to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify each taxable year for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income (if any) for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieve us from corporate-level U.S. federal income taxes.
Depending on the level of taxable income earned in a tax year, we may carry forward taxable income (including net capital gains, if any) in excess of current year distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year distributions from such income, we will accrue excise tax on estimated excess taxable income.

Table of Content
Financial Condition, Liquidity and Capital Resources
We expect to generate cash primarily from (i) the net proceeds of our offering of common shares, (ii) cash flows from our operations, (iii) any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities.
Our primary uses of cash will be for (i) originating and purchasing debt investments, (ii) funding the costs of our operations (including fees paid to our Adviser and expense reimbursements paid to our Administrator), (iii) debt service, repayment and other financing costs of our borrowings, (iv) funding repurchases under our share repurchase program and (v) cash distributions to our shareholders.

We will hold investors’ funds received in relation to the Offering in an escrow account until we break escrow. The Adviser has agreed to advance all of our organization and offering expenses on our behalf through the date on which we have received purchase orders for at least $200 million and the our Board has authorized the release of funds in the escrow account. Unless the Adviser elects to cover such expenses pursuant to the Expense Support Agreement, the Company will be obligated to reimburse the Adviser for such advanced expenses upon breaking escrow. Any reimbursements will not exceed actual expenses incurred by the Adviser and its affiliates.
Equity
On December 18, 2023, HPS purchased 100 of the Company's common shares of beneficial interest at $25.00 per share. There were no transactions in common shares of beneficial interest during the three months ended March 31, 2024.
Contractual Obligations

We entered into the Investment Advisory Agreement with the Adviser to provide us with investment advisory services and the Administration Agreement with the Administrator to provide us with administrative services. We entered into an Expense Support and Conditional Reimbursement Agreement with the Adviser to provide us with support with respect to certain expenses and subject to reimbursement. Payments for investment advisory services under the Investment Advisory Agreement, reimbursements under the Administration Agreement and support and reimbursements under the Expense Support Agreement are described in “Item 1. Financial Statement—Notes to Financial Statement—Note 3. Fees, Expenses, Agreements and Related Party Transactions.”

We intend to enter into one or more credit facilities or enter into other financing arrangements to facilitate our investment objectives. It is anticipated that such credit facilities typically will bear interest at floating rate spreads over SOFR or other applicable reference rates. Shareholders will bear the costs associated with any borrowings under our financing arrangements. In connection with a credit facility or other borrowings, lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof) and may ask to comply with positive or negative covenants that could have an effect on our operations. In addition, from time to time, our losses on leveraged investments may result in the liquidation of other investments held by us and may result in additional drawdowns to repay such amounts.
Off-Balance Sheet Arrangements
Warehousing Transactions
We entered into warehouse transactions whereby we agreed, subject to certain conditions, to purchase certain assets from a parties unaffiliated with HPS. Such warehousing transactions were designed to assist us in deploying capital upon receipt of subscriptions. The portfolio investments primarily consisted of newly originated, privately negotiated senior secured term loans and junior capital commitments to middle market companies consistent with our investment strategy.

Macquarie Bank Limited

Beginning September 12, 2023, we entered into multiple sale and purchase agreements (the “Macquarie Purchase Agreements”) with Macquarie Bank Limited and certain of its affiliates (each, a “Macquarie Financing Provider” and collectively, the “Macquarie Financing Providers”). Under the Macquarie Purchase Agreements, we have forward obligations to settle the purchase of certain investments as set forth below (the “Macquarie Warehouse Investments”) from the Macquarie Financing Providers, subject to the following conditions: (a) that we have received subscriptions of at least $200 million; and (b) that the Board has approved the purchase of the specific Macquarie Warehouse Investments (collectively, the “Macquarie Warehouse Conditions”). The Macquarie Warehouse Investments primarily consist of newly originated, privately negotiated senior secured term loans and junior capital commitments to upper middle market companies consistent with our investment strategy.

Table of Content
After the Macquarie Warehouse Conditions are satisfied, we will be obligated to purchase the Macquarie Warehouse Investments from the Macquarie Financing Providers at the prices determined under the Macquarie Purchase Agreements. As a general matter, the price we pay to purchase any Macquarie Warehouse Investment will be the cash amount paid by the relevant Macquarie Financing Provider, subject to a reduction for income actually received by such Macquarie Financing Provider during the warehousing period and an increase for a financing fee to be paid by us to the Macquarie Financing Provider in an amount generally ranging from 310 to 340 basis points above the secured overnight financing rate, though the actual spread may vary (the “Macquarie Financing Fee”).

Our obligations to the Macquarie Financing Providers under the Macquarie Purchase Agreements are guaranteed by an affiliate of the Adviser and two non-affiliated entities. Pursuant to such arrangements, one of the guarantors will agree to purchase the applicable Macquarie Warehouse Investment from a Macquarie Financing Provider in lieu of the Company in the event the Macquarie Warehouse Conditions are not satisfied. In consideration of the two non-affiliated guarantors providing such guarantee, we will pay a fee, directly or indirectly, based on the Net Carry with respect to each transaction to the respective guarantor of each Macquarie Purchase Agreement (the “Backstop Fee”). “Net Carry” means an amount equal to the sum of (a) the interest (paid and accrued and unpaid) less (b) the financing fee paid to the Macquarie Financing Provider plus (c) the net realized gains/losses on each investment. We will not pay a Backstop Fee with respect to any guarantee provided by the affiliate guarantor.

Cliffwater LLC

On March 6, 2024, we entered into the Cliffwater Facility Agreement. Under the Cliffwater Facility Agreement, we have forward obligations to purchase certain Cliffwater Warehouse Investments from the Cliffwater Financing Provider pursuant to the terms of the Agreement, subject to Cliffwater Warehouse Conditions, as defined above. The Cliffwater Warehouse Investments generally consist of privately negotiated senior secured and junior loans and notes, as well as unfunded revolving and term commitments, to upper middle market companies consistent with our investment strategy.

After the Cliffwater Warehouse Conditions are satisfied, we will be obligated to purchase the Cliffwater Warehouse Investments from the Cliffwater Financing Provider at the prices determined under the Cliffwater Facility Agreement. As a general matter, the price we pay to purchase any Cliffwater Warehouse Investment will be based on the cash amount paid by the Cliffwater Financing Provider plus, among other amounts, accrued and unpaid interest, the portion of the original issue discount and fees attributable to the Cliffwater Financing Provider’s holding period and a financing fee of up to 150 basis points (the “Cliffwater Financing Fee”).

Under the Macquarie Purchase Agreements and the Cliffwater Facility Agreement (together, the “Facility Agreements”), we will impose a requirement (as opposed to an option) on itself to purchase already-existing Macquarie Warehouse Investments and Cliffwater Warehouse Investments, respectively (together, the “Warehouse Investments”) from the Macquarie Financing Providers and the Cliffwater Financing Provider, respectively (together, the “Financing Providers”) at the time the Macquarie Warehouse Conditions and the Cliffwater Warehouse Conditions, respectively, are met. We will treat our forward obligations to purchase the Warehouse Investments from the Financing Providers, once the requirement to purchase already-existing Warehouse Investments is triggered, as subject to the asset coverage requirements of Sections 18 and 61 of the 1940 Act. In addition, the SEC staff (the “SEC Staff”) takes the view that we may not rely on the exemptive order from the SEC that permits us to co-invest with certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates with respect to the acquisition of the Warehouse Investments from the Financing Providers under the Facility Agreements. The terms of Facility Agreements and related arrangements with the Financing Providers and/or guarantors may be modified by the parties to accommodate changes in circumstances, SEC Staff positions or as otherwise deemed appropriate by the parties.

As of March 31, 2024, the Financing Providers had purchased Warehouse Investments from 39 separate issuers that had an aggregate principal amount of $377.5 million ($361.8 million of which are funded) and an aggregate cost and fair value of $353.0 million and $353.8 million, respectively. The below schedule of investments, reflects the Warehouse Investments as of March 31, 2024.

Company Name	Reference Rate and Spread (1)		Interest Rate	Maturity	Par Amount/Units	Amortized Cost	Fair Value
First Lien Debt
Aerospace and Defense
PCX Holding Corp. (3)	S+	6.25%	11.71%	4/22/2027	$1,132,403	$1,081,598	$1,103,382
PCX Holding Corp. (3)	S+	6.25%	11.74%	4/22/2027	1,183,666	1,130,561	1,153,331
PCX Holding Corp. (3)	S+	6.25%	11.71%	4/22/2027	2,256,685	2,155,439	2,198,850
WP CPP Holdings, LLC (4)	S+	7.50% (incl 4.13% PIK)	12.84%	11/30/2029	39,453,606	38,526,221	38,590,255
						42,893,819	43,045,818
Asset Based Lending and Fund Finance
CRSS HPS LLC (2)	S+	6.75%	12.23%	12/21/2026	1,657,539	1,627,474	1,636,462

Table of Content

Company Name	Reference Rate and Spread (1)		Interest Rate	Maturity	Par Amount/Units	Amortized Cost	Fair Value
						1,627,474	1,636,462
Chemicals
Kensing, LLC (4)	S+	7.25%	12.72%	5/31/2028	7,890,520	7,733,247	7,728,638
Kensing, LLC (3)	S+	7.25%	12.72%	5/31/2028	2,818,862	2,805,751	2,761,030
Kensing, LLC (3)	S+	7.25%	12.72%	5/31/2028	695,193	691,960	680,930
						11,230,958	11,170,598
Construction and Materials
ADG Acquisition, LLC (3)	S+	8.00%	13.54%	4/11/2028	157,959	157,298	158,484
ADG Acquisition, LLC (3)	S+	8.00%	13.42%	4/11/2028	7,060,791	7,031,218	7,084,248
Powerhouse Intermediate, LLC (3)	S+	6.25%	11.82%	1/12/2027	818,946	304,704	309,561
Powerhouse Intermediate, LLC (3)	S+	6.25%	11.82%	1/12/2027	2,012,330	1,996,365	2,008,305
						9,489,585	9,560,598
Consumer Services
American Academy Holdings, LLC (3)				1/1/2025	159,533	(179)	(490)
American Academy Holdings, LLC (3)	S+	11.00% (incl 5.25% PIK)	16.44%	6/30/2027	6,354,845	6,347,730	6,335,344
Edmentum Ultimate Holdings, LLC (3)	S+	6.75%	12.21%	7/26/2026	5,653,988	5,425,639	5,458,095
						11,773,190	11,792,949
Finance and Credit Services
Consolidated Information Services Solutions, LLC (3)	S+	7.47%	13.16%	3/12/2026	545,601	513,529	517,100
Consolidated Information Services Solutions, LLC (3)	S+	7.47%	13.16%	3/12/2026	2,328,911	2,192,010	2,207,251
						2,705,539	2,724,351
General Industrials
Capripack Debtco PLC (2)	S+	7.25% (incl 2.50% PIK)	11.16%	1/3/2030	€5,112,188	5,396,043	5,331,728
Capripack Debtco PLC (2)	E+	7.25% (incl 2.50% PIK)	11.16%	1/3/2030	€27,518,802	29,046,786	28,700,580
Formerra, LLC (3)	S+	7.25%	12.69%	11/1/2028	235,603	233,415	235,441
Formerra, LLC (3)	S+	7.25%	12.71%	11/1/2028	5,856,634	5,802,256	5,852,623
TMC Buyer Inc (3)	S+	6.00%	11.31%	6/30/2028	3,887,375	3,858,407	3,843,642
						44,336,907	43,964,014
Household Goods and Home Construction
Lasko Operation Holdings, LLC (3)	S+	8.00% (incl 1.50% PIK)	13.46%	10/31/2024	2,451,827	2,388,708	2,373,403
						2,388,708	2,373,403
Industrial Engineering
Time Manufacturing Holdings, LLC (3)	S+	6.50%	11.99%	12/1/2027	2,575,994	2,452,736	2,471,571
						2,452,736	2,471,571
Industrial Support Services
Atlas Intermediate III, L.L.C. (2)	S+	8.25% (incl 4.00% PIK)	13.56%	10/31/2029	8,750,130	8,548,704	8,561,673
Becklar, LLC (3)	S+	6.85%	12.28%	12/21/2026	662,508	657,060	653,432
Becklar, LLC (3)	S+	6.85%	12.28%	12/21/2026	1,518,888	1,506,397	1,498,080
Brock Holdings III, LLC (3)	S+	8.00%	13.41%	11/2/2025	5,805,000	5,805,000	5,805,000
PEX Holdings LLC (3)	S+	5.25%	10.40%	6/11/2027	627,615	104,603	104,603
PEX Holdings LLC (3)	S+	6.25%	11.58%	12/11/2027	6,885,246	6,885,246	6,856,641
TruckPro, LLC (3)	S+	7.75%	13.44%	8/16/2028	3,517,792	3,454,145	3,483,743
						26,961,155	26,963,172
Industrial Transportation
The Pasha Group (2)	S+	7.25%	12.71%	7/17/2026	18,450,300	18,083,049	18,081,294
						18,083,049	18,081,294
Investment Banking and Brokerage Services
1251 Financing Company, LLC (3)	S+	7.00%	12.46%	5/7/2026	841,837	814,447	826,894
1251 Financing Company, LLC (3)	S+	7.00%	12.46%	5/7/2026	943,536	912,836	926,787
Travelex Issuerco 2 PLC (2)	SN+	8.00%	13.22%	9/22/2028	£1,783,486	2,105,060	2,229,934
						3,832,343	3,983,615
Media
MBS Services Holdings, LLC (3)				2/26/2026	109,785	(1,169)	(671)

Table of Content

Company Name	Reference Rate and Spread (1)		Interest Rate	Maturity	Par Amount/Units	Amortized Cost	Fair Value
MBS Services Holdings, LLC (3)	S+	6.75% (incl 0.75% PIK)	12.21%	2/26/2026	3,948,723	3,906,753	3,924,585
MBS Services Holdings, LLC (3)	S+	6.75% (incl 0.75% PIK)	12.21%	2/26/2026	1,019,551	1,008,715	1,013,319
MBS Services Holdings, LLC (3)	S+	6.75% (incl 0.75% PIK)	12.21%	2/26/2026	1,536,090	1,519,732	1,526,700
Mood Media Borrower, LLC (3)				12/31/2025	440,983	(5,450)	(3,515)
Mood Media Borrower, LLC (3)	S+	6.75%	12.21%	12/31/2025	4,842,944	4,783,096	4,804,338
Showtime Acquisition, L.L.C. (3)	S+	7.50%	12.92%	8/7/2028	203,148	199,523	201,206
Showtime Acquisition, L.L.C. (3)				8/7/2028	261,713	(4,670)	(2,502)
Showtime Acquisition, L.L.C. (3)	S+	7.50%	12.92%	8/7/2028	3,528,430	3,465,469	3,494,702
Showtime Acquisition, L.L.C. (2)	S+	7.25%	12.67%	8/7/2028	11,958,633	11,725,046	11,724,899
						26,597,045	26,683,061
Medical Equipment and Services
Femur Buyer, Inc. (2)	S+	8.25% (incl. 4.50% PIK)	13.58%	3/18/2030	21,165,463	20,639,708	20,639,466
Patriot Acquisition Topco S.À R.L. (2)				1/29/2028	61,488	(1,209)	(247)
Patriot Acquisition Topco S.À R.L. (2)	S+	5.50%	10.96%	1/29/2028	523,448	522,183	521,342
Patriot Acquisition Topco S.À R.L. (2)				1/29/2028	77,686	(751)	(313)
Patriot Acquisition Topco S.À R.L. (2)	S+	5.50%	10.96%	1/29/2028	337,378	336,563	336,021
						21,496,494	21,496,269
Retailers
Knitwell Borrower LLC (3)	S+	8.00%	13.46%	7/28/2027	2,558,266	2,489,011	2,499,957
Knitwell Borrower LLC (4)	S+	8.00%	13.48%	7/28/2027	17,528,461	16,888,504	17,128,950
						19,377,515	19,628,907
Software and Computer Services
Finastra USA, Inc. (2)	S+	7.25%	12.46%	9/13/2029	16,826,817	16,521,285	16,728,703
New Era Technology, Inc. (3)	S+	6.25%	11.70%	10/31/2026	2,562,868	2,498,796	2,514,230
New Era Technology, Inc. (3)	S+	6.25%	11.71%	10/31/2026	4,186,128	4,081,474	4,106,684
New Era Technology, Inc. (3)	S+	6.25%	11.71%	10/31/2026	4,288,472	4,181,259	4,207,086
W3 TopCo LLC (2)	S+	6.50%	11.83%	3/22/2029	13,835,138	13,284,763	13,284,460
WorkWave Intermediate II, LLC (2)				6/29/2027	10,847,033	(162,024)	(161,335)
						40,405,553	40,679,828
Technology Hardware and Equipment
CC WDW Borrower, Inc. (3)				1/27/2028	1,631,196	(169,045)	(155,378)
CC WDW Borrower, Inc. (3)	S+	6.75%	12.21%	1/27/2028	3,213,455	2,880,843	2,907,360
						2,711,798	2,751,982
Telecommunications Equipment
IPC Corp. (3)	S+	6.50%	11.98%	10/1/2026	7,500,000	7,174,143	7,213,330
						7,174,143	7,213,330
Travel and Leisure
Crunch Holdings, LLC (3)	S+	5.50%	10.93%	6/27/2025	2,281,055	2,281,055	2,281,055
Equinox Holdings, Inc. (2)	S+	8.25% (incl. 4.13% PIK)	13.56%	3/8/2029	9,732,489	9,492,923	9,492,241
Lakeland Tours LLC (3)	S+	7.75%	13.22%	3/31/2028	3,897,296	3,715,524	3,746,197
Lakeland Tours LLC (3)				4/1/2027	1,125,966	(44,016)	(36,470)
Lakeland Tours LLC (3)	S+	7.75%	13.17%	3/31/2028	3,035,126	2,893,566	2,917,453

Table of Content

Company Name	Reference Rate and Spread (1)		Interest Rate	Maturity	Par Amount/Units	Amortized Cost	Fair Value
Travel Leaders Group, LLC (3)	S+	8.50% (incl 3.00% PIK)	13.93%	3/27/2028	3,596,263	3,662,422	3,694,637
						22,001,474	22,095,113
Total First Lien Debt						$317,539,485	$318,316,335

Second Lien Debt
Travel and Leisure
Equinox Holdings, Inc. (2)			16.00%	6/30/2027	1,251,319	1,214,372	1,214,494
						1,214,372	1,214,494
Total Second Lien Debt						$1,214,372	$1,214,494

Other Secured Debt
Asset Based Lending and Fund Finance
TPG VIII Merlin New Holdings I, L.P. (2)	S+	6.50%	11.83%	3/15/2027	20,000,000	19,606,210	19,605,845
						19,606,210	19,605,845
Total Other Secured Debt						$19,606,210	$19,605,845

Unsecured Debt
Medical Equipment and Services
Corza Medical S.À R.L. (2)			14.00%	2/13/2030	14,960,802	14,668,135	14,668,003
						14,668,135	14,668,003
Total Unsecured Debt						$14,668,135	$14,668,003
Total Warehouse Investments						$353,028,202	$353,804,677

(1) The majority of the investments bear interest at a rate that may be determined by reference to the Sterling Overnight Index Average ("SONIA" or "SN"), Euro Interbank Offer Rate (“Euribor” or “E”) or Secured Overnight Financing Rate ("SOFR" or "S"), which reset daily, monthly, quarterly, semiannually or annually. For each such investment, the Company has provided the spread over SN, E or SOFR and the current contractual interest rate in effect at March 31, 2024. Certain investments are subject to a SN, E or SOFR interest rate floor, or rate cap. Certain investments contain a Payment-in-Kind (“PIK”) provision. SOFR based contracts may include a credit spread adjustment, which is included within the stated all-in interest rate, if applicable, that is charged in addition to the base rate and the stated spread.
(2) These investments were held through Macquarie Purchase Agreements.
(3) These investments were held through the Cliffwater Facility Agreement.
(4)These investments were held through both Macquarie Purchase Agreements and Cliffwater Facility Agreement.

For additional information, see “Note 4. Commitment and Contingencies” to the financial statements.

Other Commitments and Contingencies

The Adviser has agreed to bear all expenses incurred prior to us breaking escrow for the offering, including our organization and offering expenses through the date on which we break escrow for the initial offering of our common shares. We will be obligated to reimburse the Adviser for such advanced expenses upon breaking escrow for the offering. The total expenses and offering costs (deferred until we break escrow) incurred through March 31, 2024 were $1,070,590 and $1,586,756, respectively.

From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At March 31, 2024, management is not aware of any pending or threatened litigation.
Related-Party Transactions
We entered into a number of business relationships with affiliated or related parties, including the following:
•the Investment Advisory Agreement;
•the Administration Agreement;
•the Expense Support Agreement; and
•the Managing Dealer Agreement

In addition to the aforementioned agreements, we, our Adviser and certain of our Adviser’s affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by our Adviser or its affiliates in a manner consistent with our

Table of Content
investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. For additional information, see “Note 3. Fees. Expenses, Agreements and Related Party Transactions” to the financial statements.
Recent Developments

See “Item 1. Financial Statements – Notes to Financial Statements – Note 6. Subsequent Events” for a summary of recent developments.
Critical Accounting Estimates

The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. See “Item 1. Financial Statements - Notes to Financial Statements - Note 2. Significant Accounting Policies”.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We will be subject to financial market risks, including valuation risk and interest rate risk.
Valuation Risk

We plan to invest primarily in illiquid debt and equity securities of private companies. Most of our investments will not have a readily available market price, and we value these investments at fair value as determined in good faith by the Adviser as our valuation designee under Rule 2a-5 under the 1940 Act, based on, among other things, the input of independent third-party valuation firms retained by us, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.
Interest Rate Risk
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. We intend to fund portions of our investments with borrowings, and at such time, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. Accordingly, we cannot assure shareholders that a significant change in market interest rates will not have a material adverse effect on our net investment income.
We may in the future hedge against interest rate fluctuations by using hedging instruments such as additional interest rate swaps, futures, options and forward contracts. While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of changes in interest rates with respect to our portfolio investments.
Item 4. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Quarterly Report on Form 10-Q.
(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Content
PART II - OTHER INFORMATION
Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of any such future legal or regulatory proceedings cannot be predicted with certainty, we do not expect that any such future proceedings will have a material effect upon our financial condition or results of operations.
Item 1A. Risk Factors.

For information regarding factors that could materially affect our business, financial condition and/or operating results, see risk factors discussed in Item 1A. Risk Factors in Amendment No. 1 to our Form 10, as filed with the SEC on January 16, 2024. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On December 18, 2023, HPS purchased 100 of the Company's common shares of beneficial interest at $25.00 per share.

Item 3. Defaults Upon Senior Securities.

None.
Item 4. Mine Safety Disclosures.

Not applicable.
Item 5. Other Information.

None.

Table of Content
Item 6. Exhibits.

Exhibit Number	Description of Exhibits
3.1	Second Amended and Restated Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 814-01715), filed on April 11, 2024).

10.1
Senior Secured Revolving Credit Agreement dated as of April 8, 2024 by and among HPS Corporate Capital Solutions Fund, as borrower, JPMorgan Chase Bank, N.A. as administrative agent and as collateral agent, the lenders party thereto, and JPMorgan Chase Bank, N.A. and Sumitomo Mitsui Banking Corporation, as joint bookrunners and joint lead arrangers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01715), filed on April 11, 2024).

10.2
Commitment Increase Agreement, dated as of May 1, 2024, by and among HPS Corporate Capital Solutions Fund, Société Générale, as assuming lender, The Bank of New York Mellon, as assuming lender, JPMorgan Chase Bank, N.A., as administrative agent and issuing bank, and Sumitomo Mitsui Banking Corporation, as issuing bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01715), filed on May 2, 2024).

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)*
*Filed herewith.

Table of Content
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HPS Corporate Capital Solutions Fund

May 15, 2024	/s/ Michael Patterson
Michael Patterson
Chief Executive Officer

May 15, 2024	/s/ Robert Busch
Robert Busch
Chief Financial Officer