Form 10-Q
period 2024-06-30
HPS Corporate Capital Solutions Fund
filed 2024-08-14
CIK 1989817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-Q
_____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of August 9, 2024, the Registrant had 18,410,044 common shares of beneficial interest, $0.01 par value per share (the “Common Shares”), outstanding. Common Shares outstanding exclude August 1, 2024 subscriptions since the issuance price is not yet finalized at the date of this filing.

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
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of any projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. Moreover, we assume no duty and do not undertake to update the forward-looking statements, except as required by applicable law. Because we are an investment company, the forward-looking statements and projections contained in this report are excluded from the safe harbor protection provided by Section 21E of the U.S. Securities Exchange Act of 1934 Act, as amended (the “Exchange Act”).

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
HPS Corporate Capital Solutions Fund
Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
ASSETS	(Unaudited)
Non-controlled/non-affiliated investments (amortized cost of $501,527 and $0 at June 30, 2024 and December 31, 2023, respectively)	$503,227	$—
Cash and cash equivalents	5,968	3
Interest receivable	5,958	—
Deferred financing costs	3,848	—
Deferred offering costs	1,404	—
Derivative assets, at fair value (Note 6)	576	—
Receivable for investments sold	13	—
Other assets	139	—
Total assets	$521,133	$3
LIABILITIES
Debt	$36,700	$—
Payable for investments purchased	72,359	—
Interest payable	535	—
Due to affiliates	1,616	—
Distribution payable (Note 9)	4,576	—
Capital gains incentive fees payable (Note 3)	371	—
Total liabilities	116,157	—
Commitments and contingencies (Note 8)
NET ASSETS
Common Shares, $0.01 par value (15,601,468 and 100 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively)	156	—
Additional paid in capital	394,775	3
Distributable earnings (loss)	10,045	—
Total net assets	404,976	3
Total liabilities and net assets	$521,133	$3
Net asset value per share	$25.96	$25.00
The accompanying notes are an integral part of these financial statements.

HPS Corporate Capital Solutions Fund
Statements of Operations
(in thousands)
(Unaudited)

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$16,585	$16,585
Payment-in-kind interest income	3,124	3,124
Other income	3	3
Total investment income	19,712	19,712
Expenses:
Interest expense	7,195	7,195
Management fees	910	910
Income based incentive fee	1,339	1,339
Capital gains incentive fee	371	371
Shareholder servicing and/or distribution fees	185	185
Professional fees	262	474
Board of Trustees’ fees	85	140
Administrative service expenses (Note 3)	343	343
Other general & administrative	436	510
Organization expenses (Note 2)	100	150
Amortization of continuous offering costs	382	382
Total expenses	11,608	11,999
Expense Support (Note 3)	(1,608)	(1,999)
Shareholder servicing and/or distribution fees waived (Note 3)	(185)	(185)
Management fees waived (Note 3)	(910)	(910)
Income based incentive fees waived (Note 3)	(1,339)	(1,339)
Net expenses	7,566	7,566
Net investment income	12,146	12,146
Net realized and change in unrealized gain (loss):
Realized gain (loss):
Non-controlled/non-affiliated investments	2	2
Foreign currency forward contracts	35	35
Foreign currency transactions	162	162
Net realized gain (loss)	199	199
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	1,700	1,700
Foreign currency forward contracts	576	576
Translation of assets and liabilities in foreign currencies	—	—
Net change in unrealized appreciation (depreciation)	2,276	2,276
Net realized and change in unrealized gain (loss)	2,475	2,475
Net increase (decrease) in net assets resulting from operations	$14,621	$14,621

The accompanying notes are an integral part of these financial statements.

HPS Corporate Capital Solutions Fund
Statements of Changes in Net Assets
(in thousands)
(Unaudited)

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Increase (decrease) in net assets from operations:
Net investment income	$12,146	$12,146
Net realized gain (loss)	199	199
Net change in unrealized appreciation (depreciation)	2,276	2,276
Net increase (decrease) in net assets resulting from operations	14,621	14,621
Distributions:
Distributions to common shareholders	(4,576)	(4,576)
Net decrease in net assets resulting from distributions	(4,576)	(4,576)
Share transactions:
Proceeds from Common Shares sold	394,928	394,928
Net increase (decrease) from share transactions	394,928	394,928
Total increase (decrease) in net assets	404,973	404,973
Net assets, beginning of period	3	3
Net assets, end of period	$404,976	$404,976

The accompanying notes are an integral part of these financial statements.

HPS Corporate Capital Solutions Fund
Statement of Cash Flows
(in thousands)
(Unaudited)

Six Months Ended June 30, 2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$14,621
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	(1,700)
Net realized (gain) loss on investments	(2)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(576)
Net accretion of discount and amortization of premium, net	(1,198)
Amortization of deferred financing costs	176
Amortization of offering costs	382
Payment-in-kind interest capitalized	(2,494)
Purchases of investments	(509,098)
Proceeds from sale of investments and principal repayments	11,265
Changes in operating assets and liabilities:
Interest receivable	(5,958)
Receivable for investments sold	(13)
Other assets	(139)
Payable for investments purchased	72,359
Interest payable	535
Due to affiliates	1,616
Capital gains incentive fees payable	371
Net cash provided by (used in) operating activities	(419,853)
Cash flows from financing activities:
Borrowings on debt	217,200
Repayments of debt	(180,500)
Deferred financing costs paid	(4,024)
Deferred offering costs paid	(1,786)
Proceeds from issuance of Common Shares	394,928
Net cash provided by (used in) financing activities	425,818
Net increase (decrease) in cash and cash equivalents	5,965
Cash and cash equivalents, beginning of period	3
Cash and cash equivalents, end of period	$5,968
Supplemental information and non-cash activities:
Interest paid during the period	$6,660
Distribution payable	$4,576

HPS Corporate Capital Solutions Fund
Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Non-Controlled/Non-Affiliated
First Lien Debt
Aerospace and Defense
PCX Holding Corp. (4)(10)	SF+	6.25%	11.73%	4/22/2027	$1,130	$1,085	$1,085
PCX Holding Corp. (4)(10)	SF+	6.25%	11.75%	4/22/2027	1,181	1,134	1,135
PCX Holding Corp. (4)(10)	SF+	6.25%	11.73%	4/22/2027	2,251	2,161	2,163
WP CPP Holdings, LLC (4)(10)	SF+	7.50% (incl 4.13% PIK)	12.85%	11/30/2029	39,781	38,908	39,440
						43,288	43,823	10.82%
Asset Based Lending and Fund Finance
CRSS HPS LLC (4)(5)(10)	SF+	6.75%	12.18%	12/21/2026	1,422	1,399	1,400
						1,399	1,400	0.35%
Automobiles and Parts
Tenneco Inc (8)(14)	SF+	4.75%	10.18%	11/17/2028	4,987	4,900	4,791
						4,900	4,791	1.18%
Chemicals
Endo Finance Holdings Inc (8)(14)	SF+	4.50%	9.83%	4/23/2031	5,000	5,013	5,000
Kensing, LLC (4)(10)	SF+	7.25%	12.72%	5/31/2028	693	691	676
Kensing, LLC (4)(10)	SF+	7.25%	12.72%	5/31/2028	2,812	2,803	2,743
Kensing, LLC (4)(10)	SF+	7.25%	12.72%	5/31/2028	7,871	7,725	7,678
Lummus Technology Holdings V LLC (7)(14)	SF+	3.50%	8.96%	12/31/2029	7,481	7,537	7,519
						23,769	23,616	5.83%
Construction and Materials
ADG Acquisition, LLC (4)(11)	SF+	8.00%	13.54%	4/11/2028	156	156	156
ADG Acquisition, LLC (4)(11)	SF+	8.00%	13.42%	4/11/2028	6,969	6,952	6,957
Powerhouse Intermediate, LLC (4)(6)(10)	SF+	6.25%	11.85%	1/12/2027	819	471	475
Powerhouse Intermediate, LLC (4)(10)	SF+	6.25%	11.85%	1/12/2027	2,002	1,990	2,013
						9,569	9,601	2.37%
Consumer Services
American Academy Holdings, LLC (4)(13)	SF+	9.75% (incl 5.25% PIK)	15.21%	6/30/2027	6,430	6,432	6,429
American Academy Holdings, LLC (4)(6)(13)				6/30/2027	160	—	—
Asurion Corporation (7)(14)	SF+	3.25%	8.71%	12/23/2026	4,987	4,962	4,952
Edmentum Ultimate Holdings, LLC (4)(10)	SF+	7.00%	12.48%	7/26/2027	5,430	5,248	5,247
Grant Thornton LLP (7)(14)	SF+	3.25%	8.60%	6/2/2031	5,625	5,625	5,648
						22,267	22,276	5.50%
Electricity
Hamilton Projects Acquiror, LLC (8)	SF+	3.75%	9.09%	5/31/2031	10,000	9,975	10,077
						9,975	10,077	2.49%
Finance and Credit Services
Consolidated Information Services Solutions, LLC (4)(10)	SF+	7.47%	12.95%	3/12/2026	541	514	523
Consolidated Information Services Solutions, LLC (4)(10)	SF+	7.47%	12.95%	3/12/2026	2,310	2,195	2,231
						2,709	2,754	0.68%
General Industrials
Bakelite US Holdco Inc (8)(14)	SF+	3.50%	8.83%	5/29/2029	2,000	2,013	2,011
Capripack Debtco PLC (4)(5)(10)	E+	6.75% (incl 2.50% PIK)	10.64%	1/3/2030	€5,144	5,439	5,441
Capripack Debtco PLC (4)(5)(10)	E+	6.75% (incl 2.50% PIK)	10.64%	1/3/2030	€27,693	29,279	29,295
Formerra, LLC (4)(10)	SF+	7.25%	12.74%	11/1/2028	235	233	234
Formerra, LLC (4)(10)	SF+	7.25%	12.73%	11/1/2028	5,842	5,799	5,807
TMC Buyer Inc (8)	SF+	6.00%	11.33%	6/30/2028	3,878	3,856	3,878
						46,619	46,666	11.52%

HPS Corporate Capital Solutions Fund
Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Health Care Providers
AthenaHealth Group Inc. (8)(14)	SF+	3.25%	8.59%	2/15/2029	9,975	10,003	9,954
						10,003	9,954	2.46%
Household Goods and Home Construction
Lasko Operation Holdings, LLC (4)(10)	SF+	8.00% (incl 1.50% PIK)	13.48%	10/31/2024	2,436	2,402	2,319
						2,402	2,319	0.57%
Industrial Engineering
Time Manufacturing Holdings, LLC (4)(9)	SF+	6.50%	12.00%	12/1/2027	2,576	2,465	2,500
						2,465	2,500	0.62%
Industrial Support Services
Allied Universal Holdco LLC (8)	SF+	3.75%	9.19%	5/12/2028	7,481	7,499	7,460
Atlas Intermediate III, L.L.C. (4)(10)	SF+	8.25% (incl 4.00% PIK)	13.58%	10/31/2029	8,838	8,645	8,762
Becklar, LLC (4)(10)	SF+	6.85%	12.29%	12/21/2026	659	655	655
Becklar, LLC (4)(10)	SF+	6.85%	12.29%	12/21/2026	1,511	1,502	1,503
Kowalski Trust (4)(5)			14.00%	5/31/2034	16,838	16,505	16,504
PEX Holdings LLC (4)(6)(10)	SF+	5.25%	10.48%	6/11/2027	628	523	523
PEX Holdings LLC (4)(10)	SF+	5.25%	10.60%	12/11/2027	6,885	6,895	6,859
Soliant Lower Intermediate LLC (7)(14)	SF+	3.75%	9.08%	6/20/2031	2,750	2,722	2,750
TruckPro, LLC (4)(11)	SF+	7.75%	13.23%	8/16/2028	3,509	3,454	3,350
W3 TopCo LLC (4)(10)	SF+	6.50%	11.83%	3/22/2029	13,800	13,278	13,433
						61,678	61,799	15.26%
Industrial Transportation
The Pasha Group (4)(10)	SF+	7.25%	12.73%	7/17/2026	18,450	18,123	18,227
						18,123	18,227	4.50%
Investment Banking and Brokerage Services
1251 Financing Company, LLC (4)(10)	SF+	7.00%	12.46%	5/7/2026	940	915	938
1251 Financing Company, LLC (4)(10)	SF+	7.00%	12.48%	5/7/2026	840	817	838
Travelex Issuerco 2 PLC (4)(5)(12)	SN+	8.00%	13.21%	9/22/2028	£1,770	2,093	2,241
						3,825	4,017	0.99%
Media
MBS Services Holdings, LLC (4)(10)	SF+	6.75% (incl 0.75% PIK)	12.23%	2/26/2026	3,924	3,893	3,922
MBS Services Holdings, LLC (4)(10)	SF+	6.75% (incl 0.75% PIK)	12.23%	2/26/2026	1,018	1,010	1,018
MBS Services Holdings, LLC (4)(10)	SF+	6.75% (incl 0.75% PIK)	12.22%	2/26/2026	1,534	1,522	1,533
MBS Services Holdings, LLC (4)(6)(10)				2/26/2026	110	(1)	—
Mood Media Borrower, LLC (4)(10)	SF+	6.75%	12.23%	12/31/2025	20,095	20,050	20,095
Mood Media Borrower, LLC (4)(10)	SF+	6.75%	12.23%	12/31/2025	703	703	703
Mood Media Borrower, LLC (4)(6)(10)				12/31/2025	1,761	(4)	—
Showtime Acquisition, L.L.C. (4)(10)	SF+	6.25%	11.68%	8/7/2028	11,929	11,709	11,929
Showtime Acquisition, L.L.C. (4)(10)	SF+	6.50%	11.93%	8/7/2028	3,520	3,465	3,520
Showtime Acquisition, L.L.C. (4)(10)	SF+	6.50%	11.93%	8/7/2028	203	200	203
Showtime Acquisition, L.L.C. (4)(6)(12)				8/7/2028	262	(4)	—
						42,543	42,923	10.60%

HPS Corporate Capital Solutions Fund
Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Medical Equipment and Services
Femur Buyer, Inc. (4)(10)	SF+	8.25% (incl. 4.50% PIK)	13.59%	3/18/2030	21,409	20,905	20,758
Patriot Acquisition Topco S.À R.L. (4)(5)(6)(10)				1/29/2028	61	(1)	1
Patriot Acquisition Topco S.À R.L. (4)(5)(10)	SF+	5.25%	10.73%	1/29/2028	522	521	527
Patriot Acquisition Topco S.À R.L. (4)(5)(6)(10)				1/29/2028	78	(1)	—
Patriot Acquisition Topco S.À R.L. (4)(5)(10)	SF+	5.25%	10.73%	1/29/2028	337	336	340
						21,760	21,626	5.34%
Pharmaceuticals and Biotechnology
Syneos Health Inc (7)(14)	SF+	3.75%	9.08%	9/27/2030	4,988	4,998	4,989
						4,998	4,989	1.23%
Retailers
Johnstone Supply LLC (7)(14)	SF+	3.00%	8.33%	6/9/2031	3,636	3,627	3,645
Knitwell Borrower LLC (4)(10)	SF+	8.00%	13.48%	7/28/2027	2,473	2,415	2,391
Knitwell Borrower LLC (4)(10)	SF+	8.00%	13.48%	7/28/2027	16,981	16,410	16,419
Petsmart LLC (9)(14)	SF+	3.75%	9.19%	2/11/2028	10,000	10,022	9,983
Staples, Inc. (7)	SF+	5.75%	11.08%	9/4/2029	11,639	11,141	10,705
						43,615	43,143	10.65%
Software and Computer Services
Cotiviti Inc (7)(14)	SF+	3.25%	8.58%	5/1/2031	5,000	5,038	4,988
Finastra USA, Inc. (10)	SF+	7.25%	12.46%	9/13/2029	16,785	16,494	16,869
LMI Inc (8)	SF+	3.50%	8.94%	10/2/2028	3,990	3,941	3,873
New Era Technology, Inc. (4)(10)	SF+	6.25%	11.73%	10/31/2026	2,556	2,502	2,529
New Era Technology, Inc. (4)(10)	SF+	6.25%	11.73%	10/30/2026	4,175	4,087	4,130
New Era Technology, Inc. (4)(10)	SF+	6.25%	11.73%	10/31/2026	4,277	4,187	4,231
WorkWave Intermediate II, LLC (4)(6)(9)				6/29/2027	10,847	(156)	(62)
						36,093	36,558	9.03%
Technology Hardware and Equipment
CC WDW Borrower, Inc. (4)(6)(10)				1/27/2028	1,631	(58)	(113)
CC WDW Borrower, Inc. (4)(10)	SF+	6.75%	12.23%	1/27/2028	3,205	2,900	2,984
						2,842	2,871	0.71%
Telecommunications Equipment
Delta Topco, Inc. (7)(14)	SF+	3.50%	8.85%	11/30/2029	5,000	5,038	5,004
IPC Corp. (4)(10)	SF+	6.50%	11.96%	10/1/2026	7,500	7,217	7,287
Ribbon Communications Operating Company, Inc (4)(5)(10)	SF+	6.25%	11.59%	6/21/2029	7,501	7,352	7,352
Ribbon Communications Operating Company, Inc (4)(5)(6)(10)				6/21/2029	849	(17)	(17)
						19,590	19,626	4.85%
Travel and Leisure
Crunch Holdings, LLC (4)(10)	SF+	5.50%	10.94%	6/27/2025	2,275	2,278	2,275
Equinox Holdings, Inc. (4)(10)	SF+	8.25% (incl. 4.13% PIK)	13.58%	3/8/2029	9,835	9,608	9,713
Lakeland Tours LLC (4)(9)	SF+	7.75%	13.24%	3/31/2028	3,897	3,732	3,790
Lakeland Tours LLC (4)(6)(9)	SF+	7.75%	13.22%	4/1/2027	1,126	994	1,006
Lakeland Tours LLC (4)(9)	SF+	7.75%	13.24%	3/31/2028	3,035	2,907	2,951
The One Group, LLC (4)(10)	SF+	6.50%	11.83%	5/1/2029	6,789	6,592	6,592
The One Group, LLC (4)(6)(7)				10/31/2028	887	(26)	(26)
Travel Leaders Group, LLC (4)(12)	SF+	8.50% (incl 3.00% PIK)	13.98%	3/27/2028	3,615	3,682	3,745
						29,767	30,046	7.42%
Total First Lien Debt						$464,199	$465,602	114.97%

HPS Corporate Capital Solutions Fund
Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Second Lien Debt
Travel and Leisure
Equinox Holdings, Inc. (4)			16.00%	6/30/2027	$1,313	$1,279	$1,286
						1,279	1,286	0.32%
Total Second Lien Debt						$1,279	$1,286	0.32%

Other Secured Debt
Asset Based Lending and Fund Finance
TPG VIII Merlin New Holdings I, L.P. (4)(5)(10)	SF+	6.50%	11.83%	3/15/2027	$20,000	$19,640	$19,786
						19,640	19,786	4.89%
Total Other Secured Debt						$19,640	$19,786	4.89%

Unsecured Debt
Medical Equipment and Services
Corza Medical S.À R.L. (4)(5)			14.00%	2/13/2030	$15,739	$15,459	$15,581
						15,459	15,581	3.85%
Total Unsecured Debt						$15,459	$15,581	3.85%

Equity Investments
Travel and Leisure
The ONE Group Hospitality, Inc. - Preferred Shares (4)				8/2/2029	$1,000	$950	$972
The ONE Group Hospitality, Inc. - Warrants (4)					7	—	—
The ONE Group Hospitality, Inc. - Warrants (4)					12	—	—
Total Equity Investments						$950	$972	0.24%
Total Investments - Non-Controlled/Non-Affiliated						$501,527	$503,227	124.26%

Cash Equivalents
Dreyfus Treasury Securities Cash Management (5)					4,122	4,122	4,122
BNY Mellon US Treasury Fund (5)					1,036	1,036	1,036
Dreyfus Government Cash Management (5)					680	680	680
Total Cash Equivalents						$5,838	$5,838	1.44%
Total Investment Portfolio and Cash Equivalents						$507,365	$509,065	125.70%
(1) Unless otherwise indicated, issuers of debt and equity investments held by the Company are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount is presented for debt investments and the number of shares or units owned is presented for equity investments. Each of the Company’s investments is pledged as collateral under its credit facility unless otherwise indicated.

(2) The majority of the investments bear interest at a rate that may be determined by reference to the Prime Rate (“Prime” or “P”), Sterling Overnight Index Average ("SONIA" or "SN"), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate ("SOFR" or "SF"), Canadian Dollar Offered Rate ("CDOR" or "C"), Singapore Overnight Rate Average (“SORA”), Bloomberg Short Term Bank Yield Index (“BS”), or Bank Bill Swap Rate ("BBSW" or "B") which reset daily, monthly, quarterly, semiannually or annually. For each such investment, the Company has provided the spread over Prime, SONIA, E, SOFR, CDOR, SORA, BS or BBSW and the current contractual interest rate in effect at June 30, 2024. Certain investments are subject to a Prime, or SOFR interest rate floor, or rate cap. Certain investments contain a Payment-in-Kind (“PIK”) provision. SOFR based contracts may include a credit spread adjustment, which is included within the stated all-in interest rate, if applicable, that is charged in addition to the base rate and the stated spread.

(3) The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

(4) These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by the Adviser as the Company’s valuation designee, subject to the oversight of the Board of Trustees (the “Board”) (see Note 2 and Note 5), pursuant to the Company’s valuation policy.

(5) The investment is not a qualifying asset, in whole or in part, under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2024, non-qualifying assets represented 20.2% of total assets as calculated in accordance with regulatory requirements.

HPS Corporate Capital Solutions Fund
Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)

(6) Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value results from unamortized fees, which are capitalized to the investment cost. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments:

Investments-non-controlled/non-affiliated	Commitment Type	Unfunded Commitment	Fair Value
WorkWave Intermediate II, LLC	1st Lien Senior Secured Delayed Draw Loan	$10,847	$(62)
Mood Media Borrower, LLC	1st Lien Senior Secured Revolving Loan	1,761	—
CC WDW Borrower, Inc.	1st Lien Senior Secured Delayed Draw Loan	1,631	(113)
The One Group, LLC	1st Lien Senior Secured Revolving Loan	887	(26)
Ribbon Communications Operating Company, Inc	1st Lien Senior Secured Revolving Loan	849	(17)
Powerhouse Intermediate, LLC	1st Lien Senior Secured Revolving Loan	344	—
Showtime Acquisition, L.L.C.	1st Lien Senior Secured Revolving Loan	262	—
American Academy Holdings, LLC	1st Lien Senior Secured Revolving Loan	160	—
MBS Services Holdings, LLC	1st Lien Senior Secured Revolving Loan	110	—
PEX Holdings LLC	1st Lien Senior Secured Revolving Loan	105	—
Lakeland Tours LLC	1st Lien Senior Secured Revolving Loan	94	(2)
Patriot Acquisition Topco S.À R.L.	1st Lien Senior Secured Revolving Loan	78	—
Patriot Acquisition Topco S.À R.L.	1st Lien Senior Secured Delayed Draw Loan	61	1
Total		$17,189	$(219)

(7) There are no interest rate floors on these investments.
(8) The interest rate floor on these investments as of June 30, 2024 was 0.50%.
(9) The interest rate floor on these investments as of June 30, 2024 was 0.75%.
(10) The interest rate floor on these investments as of June 30, 2024 was 1.00%.
(11) The interest rate floor on these investments as of June 30, 2024 was 1.50%.
(12) The interest rate floor on these investments as of June 30, 2024 was 2.00%.
(13) The interest rate floor on these investments as of June 30, 2024 was 3.25%.
(14) These investments are not pledged as collateral under the Revolving Credit Facility.

ADDITIONAL INFORMATION
Foreign currency forward contracts:

Currency Purchased	Currency Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
U.S. Dollars 38,745	Euro 34,893	SMBC Capital Markets, Inc.	9/23/2025	$564
U.S. Dollars 9,842	British Pound 7,770	SMBC Capital Markets, Inc.	12/23/2024	7
U.S. Dollars 2,583	Euro 2,390	SMBC Capital Markets, Inc.	12/23/2024	1
U.S. Dollars 2,373	British Pound 1,873	SMBC Capital Markets, Inc.	3/21/2025	1
U.S. Dollars 218	British Pound 170	SMBC Capital Markets, Inc.	12/23/2024	3
Total				$576

HPS Corporate Capital Solutions Fund
Notes to Financial Statements
(Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
Note 1. Organization

HPS Corporate Capital Solutions Fund (the “Company”) is a Delaware statutory trust formed on August 10, 2023. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In addition, for U.S. federal income tax purposes, the Company intends to elect to be treated and intends to qualify each taxable year thereafter as a registered investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with the Company’s fiscal year ending December 31, 2024. The Company is managed by HPS Advisors, LLC (the “Adviser”), a wholly-owned subsidiary of HPS Investment Partners, LLC (“HPS” or the “Administrator”).

The Company’s investment objective is to produce attractive, risk-adjusted returns in the form of current income and long-term capital appreciation by investing primarily in newly originated, privately negotiated senior secured debt and, to a lesser extent, junior capital of upper middle market and larger scale companies predominantly in the U.S. “Upper middle market” generally refers to companies with earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) of $75 million to $1 billion annually or revenue of $250 million to $5 billion annually at the time of the Company’s investment.

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

The Company’s investment strategy also includes a smaller allocation to more liquid credit investments such as broadly syndicated loans and corporate bonds. The Company intends to use these investments to maintain liquidity for the Company’s share repurchase program and to manage cash before investing subscriptions into directly originated, privately negotiated loans, while seeking attractive risk-adjusted investment returns. The Company also may invest in publicly traded debt securities of larger corporate issuers on an opportunistic basis when market conditions create compelling potential return opportunities, subject to compliance with BDC requirements to invest at least 70% of assets in “eligible portfolio companies.”

Subscriptions to purchase the Company’s Common Shares may be made on an ongoing basis, but investors currently may only purchase the Company’s Common Shares pursuant to accepted subscription orders as of the first business day of each month. The Company, in its sole discretion, may determine to accept subscriptions on a less frequent basis than monthly (the “Subscription Frequency”). The purchase price for the Common Shares in the Initial Closing was $25.00 per share. Thereafter, the purchase price per share equals the NAV per share, as of the last calendar day of the month immediately prior to the effective date of the share purchase (“Valuation Date”). HPS Securities, LLC (the “Managing Dealer”), and the participating brokers will use their best efforts to sell shares, but are not obligated to purchase or sell any specific amount of shares. The Managing Dealer intends to enter into additional placement agreements with broker-dealers in connection with the private offering of the Company’s Common Shares (the “Private Offering”).

On April 8, 2024 (the “Initial Closing”), the Company issued unregistered Common Shares in the Company, par value $0.01, to certain accredited investors in the Initial Closing of its Private Offering. The terms of the Private Offering required the Company to deposit all subscription proceeds in an escrow account with the Bank of New York Mellon, as escrow agent, until (i) the Company received subscriptions of at least $200.0 million; and (ii) the Company’s Board authorized the release of funds in the escrow account. On April 8, 2024, the Company’s Board authorized the release from escrow of the subscription proceeds of approximately $220.7 million and the Company issued and sold 8,827,880 shares to such accredited investors. The offer and sale of the Common Shares was exempt from the registration provisions of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act, Regulation D thereunder, and/or Regulation S thereunder.
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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual amounts could differ from those estimates and such differences could be material.

Cash and Cash Equivalents
Cash and cash equivalents consist of demand deposits and highly liquid investments, such as money market funds, with original maturities of three months or less. Cash and cash equivalents are carried at cost, which approximates fair value. The Company deposits its cash and cash equivalents with financial institutions and, at times, may exceed the Federal Deposit Insurance Corporation insured limit.
Investments
Investment transactions are recorded on the trade date. Realized gains or losses on investment transactions are measured by the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period.
The Company is required to report its investments for which current market values are not readily available at fair value. The Company values its investments in accordance with ASC 820, Fair Value Measurement (“ASC 820”), which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date. ASC 820 prioritizes the use of observable market prices derived from such prices over entity-specific inputs. Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material.

Investments that are listed or traded on an exchange and are freely transferable are valued at either the closing price (in the case of securities and futures) or the mean of the closing bid and offer (in the case of options) on the principal exchange on which the investment is listed or traded. Investments for which other market quotations are readily available will typically be valued at those market quotations. To validate market quotations, the Company utilizes a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Where it is possible to obtain reliable, independent market quotations from a third party vendor, the Company uses these quotations to determine the value of its investments. The Company utilizes mid-market pricing (i.e., mid-point of average bid and ask prices) to value these investments. The Adviser obtains these market quotations from independent pricing services, if available; otherwise from one or more broker quotes. To assess the continuing appropriateness of pricing sources and methodologies, the Adviser regularly performs price verification procedures and issues challenges as necessary to independent pricing services or brokers, and any differences are reviewed in accordance with the valuation procedures. The Adviser does not adjust the prices unless it has a reason to believe market quotations are not reflective of the fair value of an investment.

Where prices or inputs are not available or, in the judgment of the Adviser, not reliable, valuation approaches based on the facts and circumstances of the particular investment will be utilized. Securities that are not publicly traded or for which market prices are not readily available, as will be the case for a substantial portion of the Company’s investments, are valued at fair value as determined in good faith by the Adviser as the Company’s valuation designee under Rule 2a-5 under the 1940 Act, pursuant to the Company’s valuation policy, and under the oversight of the Board, based on, among other things, the input of one or more independent valuation firms retained by the Company to review the Company’s investments. These valuation approaches involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments’ complexity.
With respect to the quarterly valuation of investments, the Company undertakes a multi-step valuation process each quarter in connection with determining the fair value of the Company’s investments for which reliable market quotations are not readily available as of the last calendar day of each quarter, which includes, among other procedures, the following:

•The valuation process begins with each investment being preliminarily valued by the Adviser’s valuation team in consultation with the Adviser’s investment professionals responsible for each portfolio investment;
•In addition, independent valuation firms retained by the Company prepare quarter-end valuations of each such investment that was (i) originated or purchased prior to the first calendar day of the quarter and (ii) is not a de minimis investment, as determined by the Adviser. The independent valuation firms provide a final range of values on such investments to the Adviser. The independent valuation firms also provide analyses to support their valuation methodology and calculations;
•The Adviser’s valuation committee with respect to the Company (the “Valuation Committee”) reviews the valuation recommendations prepared by the Adviser’s valuation team and, as appropriate, the independent valuation firms’ valuation ranges;
•The Adviser’s Valuation Committee then determines fair value marks for each of the Company’s portfolio investments; and
•The Board and Audit Committee periodically review the valuation process and provide oversight in accordance with the requirements of Rule 2a-5 under the 1940 Act.
As part of the valuation process, the Company takes into account relevant factors in determining the fair value of the Company’s investments for which reliable market quotations are not readily available, many of which are loans, including and in combination, as relevant: (i) the estimated enterprise value of a portfolio company, generally based on an analysis of discounted cash flows, publicly traded comparable companies and comparable transactions, (ii) the nature and realizable value of any collateral, (iii) the portfolio company’s ability to make payments based on its earnings and cash flow, (iv) the markets in which the portfolio company does business, and (v) overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase transaction, public offering or subsequent equity or debt sale occurs, the Adviser considers whether the pricing indicated by the external event corroborates its valuation.
The Company has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of the Company’s portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, and the Adviser and the Company may reasonably rely on that assistance. However, the Adviser is responsible for the ultimate valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company’s valuation policy, the Board’s oversight and a consistently applied valuation process.
Derivative Instruments
The Company may enter into foreign currency forward contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations in the value of foreign currencies. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another, at a pre-determined price at a future date. Foreign currency forward contracts are marked-to-market at the applicable forward rate. Unrealized appreciation (depreciation) on foreign currency forward contracts are recorded on the Statements of Assets and Liabilities by counterparty on a net basis, not taking into account collateral posted which is recorded separately, if applicable. Notional amounts of foreign currency forward contract assets and liabilities are presented separately on the Schedule of Investments. Purchases and settlements of foreign currency forward contracts having the same settlement date and counterparty are generally settled net and any realized gains or losses are recognized on the settlement date. As it relates to foreign currency forward contracts, the Company does not utilize hedge accounting and as such, the Company recognizes its derivatives at fair value with changes in the net unrealized appreciation (depreciation) on foreign currency forward contracts recorded on the Statements of Operations.
Loan Participations
The Company follows the guidance in ASC 860 Transfers and Servicing when accounting for loan participations and other partial loan sales. Such guidance requires a participation or other partial loan sale to meet the definition of a “participating interest,” as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales that do not meet the definition of a participating interest remain on the Statements of Assets and Liabilities and the proceeds are recorded as a secured borrowing until the definition is met. Secured borrowings are carried at fair value to correspond with the related investments, which are carried at fair value. There were no participations that were accounted for as secured borrowings during the period.
Foreign Currency Transactions
Amounts denominated in foreign currencies are translated into U.S. dollars on the following basis: (i) investments and other assets and liabilities denominated in foreign currencies are translated into U.S. dollars based upon currency exchange rates effective on the last business day of the period; and (ii) purchases and sales of investments, borrowings and repayments of such borrowings, income, and expenses denominated in foreign currencies are translated into U.S. dollars based upon currency exchange rates prevailing on the transaction dates.

The Company does not isolate the portion of the results of operations resulting from changes in foreign exchange rates on investments from fluctuations arising from changes in market prices of securities held. Such fluctuations are included within the net realized and unrealized gains or losses on investments. Fluctuations arising from the translation of non-investment assets and liabilities are included with the net change in unrealized gains (losses) on foreign currency translations on the Statements of Operations.

Foreign security and currency translations may involve certain considerations and risks not typically associated with investing in U.S. companies and U.S. government securities. These risks include, but are not limited to, currency fluctuations and revaluations and future adverse political, social and economic developments, which could cause investments in foreign markets to be less liquid and prices more volatile than those of comparable U.S. companies or U.S. government securities.
Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the three and six months ended June 30, 2024, the Company recorded non-recurring interest income of $0.4 million (e.g. prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts).
Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2024, the Company had no investments on non-accrual status.
PIK Income
The Company has loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Statements of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash.
Dividend Income
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies. To the extent a preferred equity security contains PIK provisions, PIK dividends, computed at the contractual rate specified in each applicable agreement, are accrued and recorded as dividend income and added to the principal balance of the preferred equity security. PIK dividends added to the principal balance are generally collected upon redemption of the equity. For the three and six months ended June 30, 2024, the Company did not record any dividend income.
Other Income
The Company may receive various fees in the ordinary course of business such as structuring, consent, waiver, amendment, syndication and other miscellaneous fees as well as fees for managerial assistance rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered.

Organization Expenses

Organization expenses include, among other things, the cost of incorporating the Company and the cost of legal services and other fees pertaining to the Company's organization. Organization expenses are expensed as incurred.

Offering Expenses

The Company's offering expenses include, among other things, legal fees, registration fees and other costs pertaining to the preparation of the Company's registration statement (and any amendments or supplements thereto) relating to the offering and associated marketing materials. Offering costs are capitalized as a deferred charge and amortized to expense on a straight-line basis over a twelve-month period from incurrence.
Deferred Financing Costs
Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. These expenses are deferred and amortized into interest expense over the life of the related debt instrument using the straight-line method. Deferred financing costs related to revolving credit facilities are presented separately as an asset on the Company’s Statements of Assets and Liabilities.

Income Taxes

The Company intends to elect to be treated and intends to qualify each taxable year thereafter as a RIC under the Code. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Rather, any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s shareholders and would not be reflected in the financial statements of the Company.

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
Distributions
To the extent that the Company has taxable income available, the Company intends to make quarterly distributions to its shareholders. Distributions to shareholders are recorded on the record date. All distributions will be paid at the discretion of the Board and will depend on the Company’s earnings, financial condition, maintenance of the Company’s tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time.
The Company has adopted a distribution reinvestment plan pursuant to which shareholders will have their cash distributions automatically reinvested in additional shares of the Company's Common Shares unless they elect to receive their distributions in cash.

Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standard updates (“ASUs”) issued by the Financial Accounting Standards Board. The Company has assessed currently issued ASUs and has determined that they are not applicable or are expected to have minimal impact on its financial statements.

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”),” which clarifies guidance for fair value measurement of an equity security subject to a contractual sale restriction and establishes new disclosure requirements for such equity securities. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023 and for interim periods within those fiscal years, with early adoption permitted. The Company has concluded that this guidance did not have a material impact on its financial statements.
Note 3. Fees, Expenses, Agreements and Related Party Transactions

Investment Advisory Agreement

On January 9, 2024, the Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with the Adviser, pursuant to which the Adviser will manage the Company on a day-to-day basis. The Adviser is responsible for determining the portfolio composition, making investment decisions, monitoring investments, performing due diligence on prospective portfolio companies and providing the Company with such other investment advisory and related services as may reasonably be required for the investment of capital.

Under the Investment Advisory Agreement, the Company pays the Adviser a fee for its services. The fee consists of two components: a management fee and an incentive fee. The cost of both the management fee and the incentive fee will ultimately be borne by the shareholders.

Base Management Fee

The management fee will be payable quarterly in arrears at an annual rate of 1.25% of the value of the Company’s net assets as of the beginning of the first calendar day of the applicable quarter, as adjusted for any share issuances or repurchases during the quarter that do not occur on the first calendar day of the quarter. For purposes of the Investment Advisory Agreement, net assets means the Company’s total assets less the carrying value of liabilities, determined in accordance with U.S. GAAP. The payment and calculation of the management fee will be pro-rated for any period of less than three months. For the first calendar quarter in which the Company had operations, net assets were measured as the beginning net assets as of the date on which the Company broke escrow for the Private Offering.

The Adviser has agreed to waive its base management fee for the first six months following the Initial Closing. For the three and six months ended June 30, 2024, base management fees earned were $0.9 million, all of which were voluntarily waived by the Adviser. As of June 30, 2024, no amounts were payable to the Adviser related to management fees.
Incentive Fees

The Company will pay the Adviser an incentive fee. The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of the Company’s income and a portion is based on a percentage of the Company’s capital gains, each as described below.

Income based incentive fee

The income based incentive fee will be based on the Company’s Pre-Incentive Fee Net Investment Income Returns, defined as: dividends, cash interest or other distributions or other cash income and any third-party fees received from portfolio companies (such as upfront fees, commitment fees, origination fee, amendment fees, ticking fees and break-up fees, as well as prepayments premiums, but excluding fees for providing managerial assistance) accrued during the quarter, minus Operating Expenses (as defined below) for the quarter (including the management fee, taxes, any expenses payable under the Investment Advisory Agreement and an administration agreement (the “Administration Agreement”) with the Administrator, any expense of securitizations, and interest expense or other financing fees and any dividends paid on preferred stock, but excluding incentive fees and shareholder servicing and/or distribution fees). Pre-Incentive Fee Net Investment Income Returns includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero-coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income Returns.

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

The Adviser has agreed to waive its income based incentive fee for the first six months following the Initial Closing. For the three and six months ended June 30, 2024, income based incentive fees were $1.3 million, all of which was voluntarily waived by the Adviser. As of June 30, 2024, no amounts were payable to the Adviser relating to income based incentive fees.

Capital gains based incentive fee

The second component of the incentive fee, the capital gains incentive fee, is payable at the end of each calendar year in arrears. The amount payable equals 15.0% of cumulative realized capital gains from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains as calculated in accordance with U.S. GAAP. U.S. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. This U.S. GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation, net of any expense associated with cumulative unrealized capital depreciation or appreciation. If such amount is positive at the end of a period, then U.S. GAAP requires the Company to record a capital gains incentive fee equal to 15.0% of such cumulative amount, less the aggregate amount of actual capital gains incentive fees paid or capital gains incentive fees accrued under U.S. GAAP in all prior periods.

For the three and six ended June 30, 2024, capital gains incentive fees were $0.4 million, none of which were payable under the Investment Advisory Agreement.

Administration Agreement

On January 9, 2024, the Company entered into the Administration Agreement with HPS under which HPS will provide, or oversee the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of the NAV, compliance monitoring (including diligence and oversight of other service providers), preparing reports to shareholders and reports filed with the Securities and Exchange Commission (the “SEC’) and other regulators, preparing materials and coordinating meetings of the Company’s Board, managing the payment of expenses, the payment and receipt of funds for investments and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. The Company will reimburse HPS for the costs and expenses incurred by HPS in performing its obligations under the Administration Agreement. Such reimbursement includes the Company’s allocable portion of compensation (including salaries, bonuses and benefits), and may include overhead (including rent, office equipment and utilities) and other expenses incurred by HPS in performing its administrative obligations under the Administration Agreement, including but not limited to compensation paid to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for the Company; and (iii) any internal audit group personnel of HPS or any of its affiliates, subject to the limitations described in Advisory and Administration Agreements. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and the Company will reimburse the Administrator for any services performed for the Company by such affiliate or third party.

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

For the three and six months ended June 30, 2024, the Company incurred $0.3 million in expenses under the Administration Agreement, which were recorded in “administrative service expenses” in the Company’s Statements of Operations. As of June 30, 2024, all expenses under the Administration Agreement were paid by the Adviser on behalf of the Company under the Expense Support Agreement, and as such, there were no amounts payable for such expenses included in “due to affiliates” in the Statements of Assets and Liabilities.

Sub-Administration Agreement

HPS has hired Harmonic Fund Services (“Harmonic”) to assist in the provision of sub-administrative and fund accounting services. Harmonic will receive compensation for these services under a sub-administration agreement.

Certain Terms of the Investment Advisory Agreement and Administration Agreement

Each of the Investment Advisory Agreement and the Administration Agreement will remain in effect for a period of two years from the date it first becomes effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the Trustees of the Company who are not “interested persons” as defined in the 1940 Act (“Independent Trustees”). The Company may terminate the Investment Advisory Agreement upon 60 days’ written notice, and the Administration Agreement upon 120 days’ written notice, without payment of any penalty. The decision to terminate either agreement may be made by a majority of the Board or the shareholders holding a majority of the Company’s outstanding voting securities. In addition, without payment of any penalty, the Adviser may terminate the Investment Advisory Agreement upon 60 days’ written notice and the Administrator may terminate the Administration Agreement upon 60 days’ written notice. The Investment Advisory Agreement will automatically terminate in the event of its assignment within the meaning of the 1940 Act and related SEC guidance and interpretations.

Managing Dealer Agreement

The Company has entered into a Managing Dealer Agreement (the “Managing Dealer Agreement”) with HPS Securities, LLC (the “Managing Dealer”). The Managing Dealer is entitled to receive shareholder servicing and/or distribution fees in arrears on a quarterly or monthly basis, as applicable based on the Subscription Frequency, commencing no later than the first full calendar quarter after the Initial Closing, at an annual rate of 0.25% of the value of the Company’s net assets attributable to the Common Shares as of the beginning of the first calendar day of the subscription period, whether monthly or quarterly. The shareholder servicing and/or distribution fees are payable to the Managing Dealer, but the Managing Dealer anticipates that all or a portion of the shareholder servicing and/or distribution fees will be retained by, or reallowed (paid) to, participating broker-dealers. The Managing Dealer has agreed to waive the shareholder servicing and/or distribution fee for the first six months following the Initial Closing.

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
For the three and six months ended June 30, 2024, the Company accrued shareholder servicing and/or distribution fees of $0.2 million, attributable to Common Shares, all of which were waived during the periods.

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

No Reimbursement Payment for any quarter shall be made if: (1) the Effective Rate of Distributions Per Share declared by the Company at the time of such Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Reimbursement Payment relates, or (2) the Company’s Operating Expense Ratio at the time of such Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relates. “Effective Rate of Distributions Per Share” means the annualized rate (based on a 12-month year) of regular cash distributions per share exclusive of returns of capital, distribution rate reductions due to shareholder servicing and/or distribution fees, and declared special dividends or special distributions, if any. The “Operating Expense Ratio” is calculated by dividing Operating Expenses, less organizational and offering expenses, base management and incentive fees owed to the Adviser, shareholder servicing and/or distribution fees, and interest expense, by the Company’s net assets. “Operating Expenses” means all of the Company’s operating costs and expenses incurred, as determined in accordance with generally accepted accounting principles for investment companies.

The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company on the last business day of the applicable calendar quarter, except to the extent the Adviser has waived its right to receive such payment for the applicable calendar quarter.

The following table presents a summary of Expense Payments and the related Reimbursement Payments since the Company's commencement of operations:

For the Quarter Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
June 30, 2024 (1)	2,678	—	2,678
Total	$2,678	$—	$2,678

(1) Included in this amount is $0.7 million of Expense Payments made by the Adviser relating to expenses incurred by the Company during the year ended December 31, 2023.
Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	June 30, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$464,199	$465,602	92.52%
Second lien debt	1,279	1,286	0.26
Other secured debt	19,640	19,786	3.93
Unsecured debt	15,459	15,581	3.10
Equity investments	950	972	0.19
Total	$501,527	$503,227	100.00%

The industry composition of investments at fair value was as follows:

	June 30, 2024
	Fair Value	Percentage of Total Investments at Fair Value
Industrial Support Services	$61,799	12.29%
General Industrials	46,666	9.27
Aerospace and Defense	43,823	8.71
Retailers	43,143	8.57
Media	42,923	8.53
Medical Equipment and Services	37,207	7.39
Software and Computer Services	36,558	7.26
Travel and Leisure	32,304	6.42
Chemicals	23,616	4.69
Consumer Services	22,276	4.43
Asset Based Lending and Fund Finance	21,186	4.21
Telecommunications Equipment	19,626	3.90
Industrial Transportation	18,227	3.62
Electricity	10,077	2.00
Health Care Providers	9,954	1.98
Construction and Materials	9,601	1.91
Pharmaceuticals and Biotechnology	4,989	0.99
Automobiles and Parts	4,791	0.95
Investment Banking and Brokerage Services	4,017	0.80
Technology Hardware and Equipment	2,871	0.57
Finance and Credit Services	2,754	0.55
Industrial Engineering	2,500	0.50
Household Goods and Home Construction	2,319	0.46
Total	$503,227	100.00%
The geographic composition of investments at cost and fair value was as follows:

	June 30, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Austria	$34,719	$34,738	6.90%	8.58%
Taiwan	2,842	2,872	0.57	0.71
United Kingdom	7,718	7,890	1.57	1.95
United States	456,248	457,727	90.96	113.02
Total	$501,527	$503,227	100.00%	124.26%
As of June 30, 2024, there were no investments in the portfolio on non-accrual status.
As of June 30, 2024, on a fair value basis, 93.4% of performing debt investments bore interest at a floating rate and 6.6% of performing debt investments bore interest at a fixed rate.
Note 5. Fair Value Measurements
The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date.
The fair value hierarchy under ASC 820 prioritizes the inputs to valuation methodology used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The levels used for classifying investments are not necessarily an indication of the risk associated with investing in these securities. The three levels of the fair value hierarchy are as follows:
•Level 1: Inputs to the valuation methodology that reflect unadjusted quoted prices available in active markets for identical assets or liabilities as of the reporting date.
•Level 2: Inputs to the valuation methodology other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date.
•Level 3: Inputs to the valuation methodology are unobservable and significant to overall fair value measurement.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the overall fair value measurement. The Adviser’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.
In addition to using the above inputs in investment valuations, the Company applies the valuation policy approved by its Board that is consistent with ASC 820. Consistent with the valuation policy, the Company evaluates the source of the inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value.
Investments whose values are based on the listed closing price quoted on the securities’ principal exchange are classified within Level 1 and include active listed equities. The Adviser does not adjust the quoted price for such instruments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.

Investments that trade in markets that are not considered to be active, but are valued based on quoted market prices, dealer quotations or alternative pricing sources supported by observable inputs are classified within Level 2. These include investment-grade corporate bonds, structured products, and certain bank loans, less liquid listed equities, and high yield bonds. As Level 2 investments include positions that are not traded in active markets and/or are subject to transfer restrictions, valuations may be adjusted to reflect illiquidity and/or non-transferability, which are generally based on available market information.

Investments classified within Level 3 have unobservable inputs, as they trade infrequently, or not at all. When observable prices are not available for these investments, the Adviser uses one or more valuation techniques (e.g., the market approach and the income approach) of which sufficient and reliable data is available. Within Level 3, the use of the market approach generally consists of using comparable market data, while the use of the income approach generally consists of the net present value of estimated future cash flows, which may be adjusted as appropriate for liquidity, credit, market and/or other risk factors.

Investments in senior loans primarily include first and second lien term loans, delayed draws and revolving credit. The Adviser analyzes enterprise value based on the weighted average of discounted cash flows, public comparables and merger and acquisition comparables. This analysis is done to ensure, among other things, that the investments have adequate collateral and asset coverage. Once the investment is determined to have adequate asset coverage, the Adviser monitors yields for senior loan investments made from the time of purchase to the month end average yields for similar investments and risk profiles. The Company uses market data, including newly funded transactions, and secondary market data with respect to high-yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield. The change in yield is utilized by the Adviser to discount the anticipated cash flows of the debt investment in order to arrive at a fair value. Further, the Adviser adjusts for material changes in the underlying fundamentals of the issuer, including changes in leverage, as necessary. If the investment does not have adequate coverage, a tranched valuation approach is considered.

Derivative Instruments

    Derivative instruments can be exchange-traded or privately negotiated over the-counter (“OTC”) and include forward currency contracts. Forwards currency contracts are valued by the Adviser using observable inputs, such as market-based quotations received from the counterparty, dealers or brokers, whenever available and considered reliable. In instances where models are used, the value of an OTC derivative depends upon the contractual terms of, and specific risks inherent in the contract, as well as the availability and reliability of observable inputs. Such inputs include market prices for reference securities, yield curves, volatility assumptions and correlations of such inputs. Certain OTC derivatives can generally be corroborated by market data and are therefore classified within Level 1 or Level 2 of the fair value hierarchy depending on whether or not they are deemed to be actively traded.

Further inputs considered by the Adviser in estimating the value of investments may include the original transaction price, recent transactions in the same or similar instruments, completed or pending third-party transactions in the underlying investment or comparable issuers, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity or debt capital markets (by the investment or other comparable investments), whether the loan contains call protection and changes in financial ratios or cash flows. Level 3 investments may also be adjusted to reflect illiquidity and/or non-transferability, with the amount of such discount estimated by the Adviser in the absence of market information. The fair value measurement of Level 3 investments does not include transaction costs that may have been capitalized as part of the security’s cost basis. Assumptions used by the Adviser due to the lack of observable inputs may significantly impact the resulting fair value and therefore the Company’s results of operations.
Rule 2a-5 under the 1940 Act was recently adopted by the SEC and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. The rule permits boards, subject to board oversight and certain other conditions, to designate certain parties to perform the fair value determinations. In accordance with this rule, the Company’s Board of Trustees has designated the Company’s Adviser as the valuation designee primarily responsible for the valuation of the Company’s investments, subject to the oversight of the Board of Trustees.

The following table presents the fair value hierarchy of investments and cash equivalents:

	June 30, 2024
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$124,096	$341,506	$465,602
Second lien debt	—	—	1,286	1,286
Other secured debt	—	—	19,786	19,786
Unsecured debt	—	—	15,581	15,581
Equity investments	—	—	972	972
Total Investments	$—	$124,096	$379,131	$503,227
Cash equivalents	$5,838	$—	$—	$5,838

The following table presents change in the fair value of investments for which Level 3 inputs were used to determine fair value:

	Three Months Ended June 30, 2024
	First Lien Debt	Second Lien Debt	Other Secured Debt	Unsecured Debt	Equity Investments	Total Investments
Fair value, beginning of period	$—	$—	$—	$—	$—	$—
Purchases of investments(1)	346,791	1,275	19,600	15,440	950	384,056
Proceeds from principal repayments and sales of investments	(7,863)	—	—	—	—	(7,863)
Accretion of discount/amortization of premium	867	3	40	19	—	929
Net realized gain (loss)	2	—	—	—	—	2
Net change in unrealized appreciation (depreciation)	1,709	8	146	122	22	2,007
Transfers into Level 3(2)	—	—	—	—	—	—
Transfers out of Level 3(2)	—	—	—	—	—	—
Fair value, end of period	$341,506	$1,286	$19,786	$15,581	$972	$379,131
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of June 30, 2024	$1,709	$8	$146	$122	$22	$2,007
(1)Purchases include PIK interest, if applicable.
(2)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended June 30, 2024, there were no transfers into or out of Level 3.

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	June 30, 2024
				Range
	Fair Value(1)	Valuation Technique	Unobservable Input	Low	High	Weighted Average(2)
Investments in first lien debt	$240,630	Yield analysis	Discount rate	10.43%	29.16%	13.22%
Investments in second lien debt	$1,286	Yield analysis	Discount rate	16.85%	16.85%	16.85%
Investments in other secured debt	$19,786	Yield analysis	Discount rate	12.31%	12.31%	12.31%
Investments in unsecured debt	$15,581	Yield analysis	Discount rate	14.26%	14.26%	14.26%
Investments in preferred equity	$972	Yield analysis	Discount rate	13.77%	13.77%	13.77%
(1)As of June 30, 2024, included within the fair value of Level 3 assets of $379,131 is an amount of $100,876 for which the Adviser did not develop the unobservable inputs (examples include third-party pricing and transaction prices).
(2)Weighted averages are calculated based on fair value of investments.
The significant unobservable input used in the yield analysis is the discount rate based on comparable market yields. Significant increases in discount rates would result in a significantly lower fair value measurement.
Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Additionally, the fair value of the Company’s investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that the Company may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If the Company was required to liquidate a portfolio investment in a forced or liquidation sale, it could realize significantly less than the value at which the Company has recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned.
Financial Instruments Not Carried at Fair Value
Debt
The fair value of the Company’s credit facility, which would be categorized as Level 3 within the fair value hierarchy, as of June 30, 2024, approximates its carrying value as the credit facility has a variable interest based on selected short term rates.

As of June 30, 2024, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, if applicable, or market quotes, if available.

Note 6. Derivative Instruments

The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. For derivative contracts, the Company enters into netting arrangements with its counterparties. In accordance with authoritative guidance, the Company offsets fair value amounts recognized for derivative instruments with the same security type and counterparty under a master netting arrangement.

During the three months ended June 30, 2024, the average notional exposure for foreign currency forward contracts were $47.2 million.

The following tables summarize the aggregate notional amount and fair value of the Company’s derivative financial instruments as of June 30, 2024.

	June 30, 2024
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contracts	$—	$576	$—	$576	$53,760
Total derivative assets, at fair value	$—	$576	$—	$576	$53,760

The effect of transactions in derivative instruments on the Statements of Operations during the three and six months ended June 30, 2024 were as follows:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Net change in unrealized gain (loss) on foreign currency forward contracts	$576	$576
Realized gain (loss) on foreign currency forward contracts	$35	$35

The following table presents both gross and net information about derivative instruments eligible for offset in the Statements of Assets and Liabilities as of June 30, 2024.

		June 30, 2024
Counterparty	Account in the Statements of Asset and Liabilities	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Statements of Assets and Liabilities	Collateral Received/Pledged(1)	Net Amounts(2)
SMBC Capital Markets, Inc.	Derivative assets, at fair value	$576	$—	$576	$—	$576
(1) Amount excludes excess cash collateral paid.
(2) Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts, if applicable.

Note 7. Borrowings
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2024, the Company’s asset coverage was 1,203.5%.
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

The Company may borrow amounts in U.S. dollars or certain other permitted currencies under the Revolving Credit Facility. Advances under the Revolving Credit Facility drawn in U.S. dollars will initially bear interest at a per annum rate equal to 0.75% or 0.875% plus an “alternate base rate” in the case of any ABR Loan and 1.75% or 1.875% plus the Adjusted Term SOFR Rate in the case of any other Loan, in each case, depending on the Company’s rate option election and borrowing base. Advances under the Revolving Credit Facility drawn in currencies other than U.S. dollars will initially bear interest at a per annum rate equal to 1.75% or 1.875%, in each case depending on the Company’s borrowing base, plus any applicable credit spread adjustment, plus certain local rates consistent with market standards. The Company also pays a fee of 0.375% on average daily undrawn amounts under the Revolving Credit Facility.

The maximum principal amount of the Revolving Credit Facility is $575 million (increased from $500 million to $575 million on May 1, 2024), subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness, with an accordion provision to permit increases to the total facility amount up to $1,000 million subject to the satisfaction of certain conditions.

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

The Revolving Credit Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Revolving Credit Facility Guarantor, subject to certain exceptions, and includes a $150 million limit for swingline loans.

The availability period under the Revolving Credit Facility will terminate on April 8, 2028 (the “Revolving Credit Facility Commitment Termination Date”) and the Revolving Credit Facility will mature on April 8, 2029 (the “Revolving Credit Facility Maturity Date”). During the period from the Revolving Credit Facility Commitment Termination Date to the Revolving Credit Facility Maturity Date, the Company will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales, recovery events and/or equity or debt issuances.

As of June 30, 2024, the Company was in compliance with all covenants and other requirements of the Revolving Credit Facility.

The Company’s outstanding debt obligations were as follows:

	June 30, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion(1)	Amount Available(2)
Revolving Credit Facility	$575,000	$36,700	$36,700	$538,300	$270,615
Total	$575,000	$36,700	$36,700	$538,300	$270,615

(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to the Revolving Credit Facility’s borrowing base.

As of June 30, 2024, $0.1 million of interest expense and $0.4 million of unused commitment fees were included in interest payable. For the three months ended June 30, 2024, the weighted average interest rate on all borrowings outstanding was 9.5% (excluding unused fees and costs incurred in connection with Warehousing Transactions) and the average principal debt outstanding was $51.4 million.

The components of interest expense were as follows:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Borrowing interest expense	$943	$943
Facility unused fees	440	440
Amortization of financing costs	176	176
Financing fees (Note 8)	5,104	5,104
Backstop fees (Note 8)	532	532
Total interest expense	$7,195	$7,195
Cash paid for interest expense	$6,660	$6,660
Note 8. Commitments and Contingencies

In the normal course of business, the Company enters into contracts that provide a variety of general indemnifications. Any exposure to the Company under these arrangements could involve future claims that may be made against the Company. Currently, no such claims exist or are expected to arise and, accordingly, the Company has not accrued any liability in connection with such indemnifications.

The Company’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2024, the Company had unfunded delayed draw term loans and revolvers in the aggregate principal amount of $17.2 million.
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2024, management is not aware of any pending or threatened material litigation.

The Adviser agreed to bear all of the Company’s expenses, including organization and offering expenses, through April 8, 2024, the date on which the Company broke escrow for the initial offering of its Common Shares, on which date the Company became obligated to reimburse the Adviser for such advanced expenses upon breaking escrow for the Private Offering and the Adviser requesting reimbursement of these expenses paid pursuant to the Expense Support Agreement. For the three and six months ended June 30, 2024, there were no reimbursement payments made to the Adviser.

Warehousing Transactions

Macquarie Bank Limited and Affiliates

Beginning September 12, 2023, the Company entered into multiple sale and purchase agreements (the “Macquarie Purchase Agreements”) with Macquarie Bank Limited and certain of its affiliates (each, a “Macquarie Financing Provider” and collectively, the “Macquarie Financing Providers”). Under the Macquarie Purchase Agreements, the Company had forward obligations to settle the purchase of certain investments (the “Macquarie Warehouse Investments”) from the Macquarie Financing Providers, subject to the following conditions; (a) that the Company has received subscriptions of at least $200 million; and (b) that the Board of the Company has approved the purchase of the specific Macquarie Warehouse Investments (the “Macquarie Warehouse Conditions”).

The Macquarie Warehouse Investments consisted of newly originated, privately negotiated senior secured term loans and junior capital commitments to upper middle market companies consistent with the Company’s investment strategy.

Pursuant to the Macquarie Purchase Agreements, the Company could request that the Macquarie Financing Provider acquire such Macquarie Warehouse Investments as the Company may designate from time to time, which a Macquarie Financing Provider could approve or reject in its sole and absolute discretion. Prior to any sale to the Company, the Macquarie Warehouse Investments were owned and held solely for the account of the relevant Macquarie Financing Provider. Until such time as the Company satisfied the Macquarie Warehouse Conditions, which occurred on April 8, 2024, it had no obligation to purchase the Macquarie Warehouse Investments nor be entitled to any benefits or subject to any obligations under the Macquarie Purchase Agreements. During the three months ended June 30, 2024, the Company recognized $242.4 million of investments at principal ($11.0 million of which was unfunded) from the Macquarie Financing Providers. As of June 30, 2024, there are no forward obligations to settle the purchase of Macquarie Warehouse Investments from the Macquarie Financing Providers.

In consideration for the forward arrangement provided by the Macquarie Financing Providers, the Company paid, subject to the satisfaction of the Warehouse Conditions, certain fees and expenses to the Macquarie Financing Providers, including a financing fee with respect to the portion of the purchase amount that is funded equivalent to 3.10% to 3.40% per annum. Through June 30, 2024, financing fees of $5.1 million were paid to the Macquarie Financing Providers, which are included in interest expense on the Statements of Operations.

The Company’s obligations to the Macquarie Financing Providers under the Purchase Agreements were guaranteed by an affiliate of the Adviser. Beginning October 2, 2023, certain of the Company’s obligations to the Macquarie Financing Providers under the Macquarie Purchase Agreements were guaranteed by two non-affiliated entities.

In consideration of the two non-affiliated guarantors entering into the guarantees, the Company paid a fee based on the Net Carry with respect to each transaction to the respective guarantor of each investment. “Net Carry” means, an amount equal to the sum of (a) the interest (paid and accrued and unpaid) less (b) the financing fee paid to the Macquarie Financing Providers plus (c) the net realized gains/losses on each investment.

As of June 30, 2024, $0.5 million of fees (the “backstop fees”) were paid to the two non-affiliated guarantors, which is included in interest expense on the Statements of Operations.

For the three months ended June 30, 2024, all of the income, expenses and mark-to-market gain/loss under all Macquarie Purchase Agreements, in addition to other economic rights and obligations held by the Company, were recognized in the Company’s financial statements.

Cliffwater LLC

On March 6, 2024, the Company entered into a facility agreement with Steamboat SPV LLC (the “Cliffwater Financing Provider”), a special purpose vehicle organized by Cliffwater LLC (the “Cliffwater Facility Agreement”). Under the Cliffwater Facility Agreement, the Company had forward obligations to purchase certain investments from the Cliffwater Financing Provider pursuant to the terms of the Agreement (the “Cliffwater Warehouse Investments”), subject to the following conditions: (a) that the Company had received cash funding from investor subscriptions of at least $200 million; and (b) that the Board had approved the purchase of the specific Cliffwater Warehouse Investments (together with the Macquarie Warehouse Conditions, the “Warehouse Conditions”).

The Cliffwater Warehouse Investments generally consist of privately negotiated senior secured and junior loans and notes, as well as unfunded revolving and term commitments, to upper middle market companies consistent with the Company’s investment strategy.

Until such time as the Company satisfied the Warehouse Conditions, which occurred on April 8, 2024, the Company had no obligation to purchase the Cliffwater Warehouse Investments nor be entitled to any benefits or subject to any obligations under the Cliffwater Facility Agreement. During the three months ended June 30, 2024, the Company recognized $135.1 million of investments at principal ($4.7 million of which was unfunded) from the Cliffwater Financing Provider. As of June 30, 2024, there are no forward obligations to settle the purchase of Cliffwater Warehouse Investments from the Cliffwater Financing Provider.

The price the Company paid to purchase the Cliffwater Warehouse Investment’s was based on the cash amount paid by the Cliffwater Financing Provider plus, among other amounts, accrued and unpaid interest, the portion of the original issue discount and fees attributable to the Cliffwater Financing Provider’s holding period and a financing fee of up to 150 basis points (the “Cliffwater Financing Fee”).

Note 9. Net Assets

In connection with its formation, the Company has the authority to issue an unlimited number of Common Shares of beneficial interest at $0.01 per share par value. On December 18, 2023, HPS purchased 100 shares of the Company’s Common Shares of beneficial interest at $25.00 per share.
As of April, 8, 2024, the Company had satisfied the minimum offering requirement, and the Company’s Board had authorized the release of proceeds from escrow. As of such date, the Company issued and sold 8,827,880 shares at an offering price of $25.00 per share, and the Board authorized the release of $220.7 million to the Company as payment for such shares. As of June 30, 2024, an affiliate of the Adviser had subscribed for $5.0 million. Under the terms of the Company’s Declaration of Trust, all Common Shares have equal rights as to voting and, when they are issued, will be duly authorized, validly issued, fully paid and nonassessable.

Until the release of proceeds from escrow, the per share purchase price for Common Shares in the Private Offering was $25.00 per share. Thereafter, the purchase price per share will equal the NAV per share, as of the effective date of the monthly share purchase date. The Managing Dealer will use its best efforts to sell shares but is not obligated to purchase or sell any specific amount of shares in the Private Offering.

The following table summarizes transactions in Common Shares of beneficial interest during the three and six months ended June 30, 2024:

	Shares	Amount
Share transactions:
Subscriptions	15,601,368	$394,928
Distributions reinvested	—	—
Share repurchases	—	—
Early repurchase deduction	—	—
Total net increase (decrease)	15,601,368	$394,928

Net Asset Value per Share and Offering Price

The Company determines NAV for its shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table summarizes each month-end NAV per share for Common Shares of beneficial interest during the three and six months ended June 30, 2024:

For the Months Ended	NAV Per Share
April 30, 2024	$25.63
May 31, 2024	$25.83
June 30, 2024	$25.96

Distributions

The Company declares monthly distribution amounts per share of Common Shares of beneficial interest payable quarterly in arrears. The following table presents distributions that were declared during the three and six months ended June 30, 2024:

Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
April 30, 2024	April 30, 2024	July 31, 2024	$0.1000	$883
May 29, 2024	May 31, 2024	July 31, 2024	0.1310	1,634
June 26, 2024	June 30, 2024	July 31, 2024	0.1320	2,059
Total			$0.3630	$4,576

Distribution Reinvestment Plan
The Company has adopted a distribution reinvestment plan, pursuant to which the Company will reinvest all cash dividends declared by the Company on behalf of the Company’s shareholders who do not elect to receive their distributions in cash as provided below. As a result, if the Company declares a cash distribution, then shareholders who have not opted out of the Company’s distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares as described below, rather than receiving the cash distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.
Character of Distributions
The Company may fund its cash distributions to shareholders from any source of funds available to the Company, including but not limited to offering proceeds, net investment income from operations, capital gains proceeds from the sale of assets, borrowings, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies and expense support from the Adviser, which is subject to recoupment.
Through June 30, 2024, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement avoids distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its Common Shares during the six months ended June 30, 2024:

Source of Distribution	Per Share	Amount
Net investment income	$0.3630	$4,576
Net realized gains	—	—
Total	$0.3630	$4,576

Share Repurchase Program

Beginning no later than the first full calendar quarter from the date on which the Company breaks escrow for the Company’s initial offering of its common shares, and at the discretion of the Company’s Board, the Company intends to commence a share repurchase program in which the Company may repurchase, in each quarter, up to 5% of the Company’s Common Shares outstanding (by number of shares) as of the close of the previous calendar quarter. The Company’s Board may amend, suspend or terminate the share repurchase program if it deems such action to be in the Company’s best interest and the best interest of the Company’s shareholders. As a result, share repurchases may not be available each quarter.

The Company expects to repurchase shares pursuant to tender offers each quarter using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year (or, in the case of shareholders who purchased shares in the Initial Closing, until at least March 31, 2025) will be repurchased at 98% of the applicable NAV per share (the “Early Repurchase Deduction”). The one year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived, at the Company’s discretion, in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders. The Company intends to conduct the repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All shares purchased by the Company pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

There were no share repurchases during the three and six months ended June 30, 2024.

Note 10. Financial Highlights
The following are the financial highlights for the six months ended June 30, 2024:

Six Months Ended June 30, 2024
Per Share Data:
Net asset value, beginning of period	$25.00
Net investment income (1)	0.96
Net unrealized and realized gain (loss) (2)	0.36
Net increase (decrease) in net assets resulting from operations	1.32
Distributions from net investment income (3)	(0.36)
Distributions from net realized gains (3)	—
Net increase (decrease) in net assets from shareholders' distributions	(0.36)
Total increase (decrease) in net assets	0.96
Net asset value, end of period	$25.96
Shares outstanding, end of period	15,601,468
Total return based on NAV (4)	5.29%
Ratios:
Ratio of net expenses to average net assets (5)	4.28%
Ratio of net investment income to average net assets (5)	14.70%
Portfolio turnover rate	2.48%
Supplemental Data:
Net assets, end of period	$404,976
Asset coverage ratio	1,203.5%
(1)The per share data was derived by using the weighted average shares outstanding during the period.
(2)The amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
(3)The per share data for distributions was derived by using the actual shares outstanding at the date of the relevant transactions (refer to Note 9).
(4)Total return is calculated as the change in NAV per share during the period, plus distributions per share (assuming dividends and distributions are reinvested in accordance with the Company's dividend reinvestment plan) divided by the beginning NAV per share. Total return does not include upfront transaction fee, if any.
(5)For the six months ended June 30, 2024, amounts are annualized except for expenses incurred prior to the Initial Closing, capital gains incentive fee, and net income from the Warehousing Transactions. For the six months ended June 30, 2024, the ratio of total Operating Expenses to average net assets was 9.70% on an annualized basis, excluding the effect of expense support/(recoupment), shareholder servicing and/or distribution fees waiver, and management fee and income based incentive fee waivers by the Adviser which represented 5.42% of average net assets.

Note 11. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the financial statements. There have been no additional subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the financial statements as of June 30, 2024, except as discussed below.

Subscriptions
The Company received $70.0 million of net proceeds relating to the issuance of Common Shares for subscriptions effective July 1, 2024.

The Company received $45.0 million of net proceeds relating to the issuance of Common Shares for subscriptions effective August 1, 2024.

Distributions Declarations
On July 24, 2024, the Company declared regular distributions of $0.1320 per Common Share, all of which are payable on or about October 31, 2024 to shareholders of record as of July 31, 2024.

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
Overview and Investment Framework
We are a newly organized, externally managed, non-diversified closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. Formed as a Delaware statutory trust on August 10, 2023, we are externally managed by the Adviser, which is responsible for determining the portfolio composition, making investment decisions, monitoring investments, performing due diligence on prospective portfolio companies and providing us with such other investment advisory and related services as may reasonably be required for the investment of capital. We intend to elect to be treated for federal income tax purposes, and intend to qualify annually thereafter, as a RIC under the Code.

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

Subscriptions to purchase our Common Shares may be made on an ongoing basis, but investors currently may only purchase our Common Shares pursuant to accepted subscription orders as of the first business day of each month. The Company, in its sole discretion, may determine to accept subscriptions on a less frequent basis than monthly and currently expects that it will begin accepting subscriptions on a quarterly (as opposed to monthly) basis (the “Subscription Frequency”) within six to twelve months following the Initial Closing. However, we may determine to change the Subscription Frequency sooner or later, or not at all. The purchase price for the Common Shares in the Initial Closing was $25.00 per share. Thereafter, the purchase price per share equals the NAV per share, as of the last calendar day of the month immediately prior to the effective date of the share purchase (“Valuation Date”). The Managing Dealer and the participating brokers will use their best efforts to sell shares, but are not obligated to purchase or sell any specific amount of shares. The Managing Dealer intends to enter into additional placement agreements with broker-dealers in connection with the private offering of our Common Shares.

Under our Investment Advisory Agreement, we have agreed to pay the Adviser a fee for its services. The fee consists of two components: a management fee and an incentive fee. The cost of both the management and incentive fee will ultimately be borne by the shareholders. Also, under the Administration Agreement, we have agreed to reimburse the Administrator for the costs and expenses incurred by the Administrator in performing its obligations under the Administration Agreement. Such reimbursement includes our allocable portion of compensation (including salaries, bonuses and benefits), and may include overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to compensation paid to: (i) our chief compliance officer, chief financial officer and their respective staffs.; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for us; and (iii) any internal audit group personnel of the Administrator or any of its affiliates, subject to the limitations described in Advisory and Administration Agreements. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we will reimburse the Administrator for any services performed for us by such affiliate or third party.

Our investment objective is to produce attractive, risk-adjusted returns in the form of current income and long-term capital appreciation by investing primarily (generally expected to be 80% - 90% of the portfolio) in newly originated, privately negotiated senior secured debt and junior capital of upper middle market and larger scale companies predominantly in the U.S. We use the term “upper middle market” to generally refer to companies with EBITDA of $75 million to $1 billion annually or revenue of $250 million to $5 billion annually at the time of our investment.

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

Our investment strategy also includes a smaller allocation (generally expected to be 10% - 20% of the portfolio) to more liquid credit investments such as broadly syndicated loans and corporate bonds. We intend to use these investments to maintain liquidity for our share repurchase program and to manage cash before investing subscriptions into directly originated, privately negotiated loans, while seeking attractive risk-adjusted investment returns. We also may invest in publicly traded debt securities of larger corporate issuers on an opportunistic basis when market conditions create compelling potential return opportunities, subject to compliance with BDC requirements to invest at least 70% of assets in “eligible portfolio companies.”

Under normal circumstances, we will invest at least 80% of our net assets plus borrowings for investment purposes in capital instruments (securities throughout the capital structure of a company) issued by corporate issuers (including loans, notes, bonds and other corporate debt or equity securities).

We intend to use leverage to seek to enhance our returns. Our leverage levels will vary over time in response to general market conditions, the size and composition of our investment portfolio and the views of our Adviser and Board. We expect that our debt to equity ratio will generally range between 0.5x and 1.0x. While our leverage employed may be greater or less than these levels from time to time, including until such time that we have raised substantial proceeds in this offering and acquired a diversified portfolio of investments, we are subject to the limitations set forth in the 1940 Act, which currently allows us to borrow up to a 2:1 debt to equity ratio.

Our leverage may take the form of revolving or term loans from financial institutions, secured or unsecured bonds, or securitization of portions of our investment portfolio via collateralized loan obligations or preferred shares. When determining whether to borrow money and assessing the various borrowing structure alternatives, we analyze the maturity, rate structure and covenant package of the proposed borrowings in the context of our investment portfolio, pre-existing borrowings and market outlook.

The Company and the Adviser have received an exemptive order from the SEC that permits the Company to co-invest with certain other persons, including certain affiliated accounts managed and controlled by the Adviser or its affiliates. Subject to the 1940 Act and the conditions of any such co-investment order issued by the SEC, we may, under certain circumstances, co-invest with certain affiliated accounts in investments that are suitable for us and one or more of such affiliated accounts.
Key Components of Our Results of Operations
Revenues
We generate revenues in the form of interest and fee income on debt investments, capital gains, and dividend income from our equity investments in our portfolio companies. Our senior and subordinated debt investments are expected to bear interest at a fixed or floating rate. Interest on debt securities is generally payable monthly, quarterly or semiannually. In some cases, some of our investments may provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued but unpaid PIK interest generally will become due at the maturity date. In addition, we may generate revenue from various fees in the ordinary course of business in connection with transactions. Original issue discounts and market discounts or premiums will be capitalized, and we will accrete or amortize such amounts as interest income. We will record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts.
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

Under the Expense Support Agreement, the Adviser agreed to advance all of our organization and offering expenses on our behalf through April 8, 2024, the date on which we broke escrow for our initial offering of Common Shares. We are obligated to reimburse the Adviser for such advanced expenses (including any additional expenses the Adviser elects to pays on our behalf), subject to the provisions of the Expense Support Agreement. Any reimbursements will not exceed actual expenses incurred by the Adviser and its affiliates.

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

Costs and expenses of the Adviser and the Administrator that are eligible for reimbursement by us will be reasonably allocated to us on the basis of time spent, assets under management, usage rates, proportionate holdings, a combination thereof or other reasonable methods determined by the Administrator.
Expense Support and Conditional Reimbursement Agreement
We have entered into an Expense Support Agreement with the Adviser. For additional information see “Note 3. Fees, Expenses, Agreements and Related Party Transactions” to the financial statements.

Portfolio and Investment Activity
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

As of and for the three months ended June 30, 2024
Total investments, beginning of period	$—
New investments purchased	509,098
Payment-in-kind interest capitalized	2,494
Net accretion of discount on investments	1,198
Net realized gain (loss) on investments	2
Investments sold or repaid	(11,265)
Total investments, end of period	$501,527
The following table presents certain selected information regarding our investment portfolio:

June 30, 2024
Weighted average yield on debt and income producing investments, at amortized cost(1)	12.6%
Weighted average yield on debt and income producing investments, at fair value(1)	12.5%
Weighted average yield on total portfolio, at amortized cost(2)	12.5%
Weighted average yield on total portfolio, at fair value(2)	12.5%
Number of portfolio companies	58
Weighted average EBITDA(3)	$161.1
Weighted average loan-to-value (“LTV”) (4)	51%
Percentage of debt investments bearing a floating rate, at fair value	93.4%
Percentage of debt investments bearing a fixed rate, at fair value	6.6%
(1)Computed as (a) the annual stated interest rate or yield plus the annual accretion of discounts and less any annual amortization of premiums, as applicable, on accruing (i) debt and (ii) other income producing securities, divided by (b) total accruing (i) debt and (ii) other income producing securities (at fair value or amortized cost, as applicable). Actual yields earned over the life of each investment could differ materially from the yields presented above.
(2)Computed as the annual stated interest rate or yield plus the annual accretion of discounts and less any annual amortization of premiums, as applicable, on all investments of the Company, divided by total investments of the Company (at fair value or amortized cost, as applicable). Actual yields earned over the life of each investment could differ materially from the yields presented above.
(3)Calculated with respect to all level 3 investments in the investment portfolio for which fair value is determined by the Adviser (in its capacity as the investment adviser of the Company, with assistance, at least quarterly, from a third-party valuation firm, and overseen by the Company’s Board), and excludes quoted assets and investments with no reported EBITDA or where EBITDA, in the Adviser’s judgement made in its discretion, was not a material component of the original investment thesis, such as LTV-based loans, NAV-based loans or reorganized equity. Weighted average EBITDA is weighted based on the fair value of the total applicable level 3 investments. Figures are derived from the most recent financial statements from portfolio companies.
(4)Calculated with respect to all level 3 debt investments in the investment portfolio for which fair value is determined by the Adviser (in its capacity as the investment adviser of the Company, with assistance, at least quarterly, from a third-party valuation firm, and overseen by the Company’s Board), and excludes quoted assets. LTV is calculated as net debt through each respective investment tranche in which the Company holds an investment divided by enterprise value or value of underlying collateral of the portfolio company. Weighted average LTV is weighted based on the fair value of the total applicable level 3 debt investments. Figures are derived from the most recent financial statements from portfolio companies.

Our investments consisted of the following:

	June 30, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$464,199	$465,602	92.52%
Second lien debt	1,279	1,286	0.26
Other secured debt	19,640	19,786	3.93
Unsecured debt	15,459	15,581	3.10
Equity investments	950	972	0.19
Total	$501,527	$503,227	100.00%

As of June 30, 2024, there were no investments in the portfolio on non-accrual status.

The table below describes investments by industry composition based on fair value:

June 30, 2024
Industrial Support Services	12.29%
General Industrials	9.27
Aerospace and Defense	8.71
Retailers	8.57
Media	8.53
Medical Equipment and Services	7.39
Software and Computer Services	7.26
Travel and Leisure	6.42
Chemicals	4.69
Consumer Services	4.43
Asset Based Lending and Fund Finance	4.21
Telecommunications Equipment	3.90
Industrial Transportation	3.62
Electricity	2.00
Health Care Providers	1.98
Construction and Materials	1.91
Pharmaceuticals and Biotechnology	0.99
Automobiles and Parts	0.95
Investment Banking and Brokerage Services	0.80
Technology Hardware and Equipment	0.57
Finance and Credit Services	0.55
Industrial Engineering	0.50
Household Goods and Home Construction	0.46
Total	100.00%

The table below describes investments by geographic composition:

June 30, 2024
Austria	6.90%
Taiwan	0.57
United Kingdom	1.57
United States	90.96
Total	100.00%

Our Adviser monitors the financial trends of each portfolio company on an ongoing basis to determine if it is meeting its respective business plan and to assess the appropriate course of action for each company. Our Adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which may include, but are not limited to, the following:
•assessment of success in adhering to the portfolio company’s business plan and compliance with covenants;
•periodic or regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor to discuss financial position, requirements and accomplishments;

•comparisons to our other portfolio companies in the industry, if any;
•attendance at and participation in board meetings or presentations by portfolio companies; and
•review of monthly and quarterly financial statements and financial projections of portfolio companies.
Results of Operations
The following table represents our operating results:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Total investment income	$19,712	$19,712
Net expenses	7,566	7,566
Net investment income	12,146	12,146
Net realized gain (loss)	199	199
Net change in unrealized appreciation (depreciation)	2,276	2,276
Net increase (decrease) in net assets resulting from operations	$14,621	$14,621

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.
Investment Income
Investment income was as follows:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Interest income	$16,585	$16,585
Payment-in-kind interest income	3,124	3,124
Other income	3	3
Total investment income	$19,712	$19,712
For the six months ended June 30, 2024, total investment income was $19.7 million driven by our deployment of capital and income earned on the investments funded by the Financing Providers under the Warehousing Transactions. As of June 30, 2024, the size of our investment portfolio at fair value was $503.2 million and our weighted average yield on debt and income producing securities at fair value was 12.5%.

Expenses
Expenses were as follows:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Interest expense	$7,195	$7,195
Management fees	910	910
Income based incentive fee	1,339	1,339
Capital gains incentive fee	371	371
Shareholder servicing and/or distribution fees	185	185
Professional fees	262	474
Board of Trustees’ fees	85	140
Administrative service expenses	343	343
Other general & administrative	436	510
Organization expenses	100	150
Amortization of continuous offering costs	382	382
Total expenses	11,608	11,999
Expense Support	(1,608)	(1,999)
Distribution and/or shareholder servicing fees waived	(185)	(185)
Management fees waived	(910)	(910)
Income based incentive fees waived	(1,339)	(1,339)
Net expenses	$7,566	$7,566
Interest Expense
Total interest expense (including unused fees, amortization of deferred financing costs, financing fees and backstop fees) of $7.2 million for the three months ended June 30, 2024 was driven by $51.4 million of average borrowings under our credit facility and expenses incurred related to the investments funded by the Financing Providers under the Warehousing Transactions.
Management Fees
For the three months ended June 30, 2024, management fees were $0.9 million. Management fees are payable quarterly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable quarter, as adjusted for any share issuances or repurchases during the quarter that do not occur on the first calendar day of the quarter. The Adviser has agreed to waive the management fee for the first six months following the date on which we broke escrow for the Private Offering, which resulted in a waiver of $0.9 million for the three months ended June 30, 2024.
Income Based Incentive Fees
For the three months ended June 30, 2024, income based incentive fees were $1.3 million. The Adviser has agreed to waive the income based incentive fee for the first six months following the date on which we broke escrow for the Private Offering, which resulted in a waiver of $1.3 million for the three months ended June 30, 2024.
Capital Gains Incentive Fees
U.S. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation, net of any expense associated with cumulative unrealized capital depreciation or appreciation. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital gains incentive fee equal to 15.0% of such cumulative amount, less the aggregate amount of actual capital gains incentive fees paid or capital gains incentive fees accrued under GAAP in all prior periods.
Capital gains based incentive fees were $0.4 million for the three months ended June 30, 2024, primarily due to net unrealized gains on investments, none of which were payable under the Investment Advisory Agreement. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.
Other Expenses
Organization costs and offering costs include expenses incurred in our initial formation and our continuous offering. Professional fees include legal, audit, tax, valuation, and other professional fees incurred related to the management of the Company. Administrative service expenses represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our executive officers, their respective staff and other non-investment professionals that perform duties for us. Other general and administrative expenses include insurance, filing, research, our sub-administrator, subscriptions and other costs.
Total other expenses were $1.8 million for the three months ended June 30, 2024, primarily comprised of $0.4 million of general and administrative expenses (including fees paid to our sub-administrator and transfer agent), $0.3 million of professional fees (including legal, audit and tax), $0.4 million of offering costs, and $0.2 million of shareholder servicing and/or distribution fees paid by shareholders.
Total other expenses were $2.2 million for the six months ended June 30, 2024, primarily comprised of $0.5 million of general and administrative expenses (including fees paid to our sub-administrator and transfer agent), $0.5 million of professional fees (including legal, audit and tax), $0.4 million of offering costs, and $0.2 million of shareholder servicing and/or distribution fees paid by shareholders.

The Managing Dealer has agreed to waive the shareholder servicing and/or distribution fee for the first six months following the
Initial Closing. All other expenses were borne by the Adviser, subject to future reimbursement pursuant to terms of the Expense Support Agreement.
Under the terms of the Administration Agreement and Investment Management Agreement, we reimburse the Administrator and Adviser, respectively, for services performed for us. In addition, pursuant to the terms of these agreements, the Administrator and Adviser may delegate its obligations under these agreements to an affiliate or to a third party and we reimburse the Administrator and Adviser for any services performed for us by such affiliate or third party. For the three and six months ended June 30, 2024, the Administrator charged $0.3 million, for certain costs and expenses allocable to the Company under the terms of the Administration Agreement, all of which were borne by the Adviser, subject to future reimbursement pursuant to the terms of the Expense Support Agreement.

We entered into an Expense Support Agreement with the Adviser. For additional information see “Note 3. Fees, Expenses, Agreements and Related Party Transactions” to the financial statements.
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
For the three and six months ended June 30, 2024, we incurred no U.S. federal excise tax.

Net Realized Gain (Loss)
Net realized gains and losses were comprised of the following:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Non-controlled/non-affiliated investments	$2	$2
Foreign currency forward contracts	35	35
Foreign currency transactions	162	162
Net realized gain (loss)	$199	$199

For the three and six months ended June 30, 2024, we generated net realized gains (losses) of $0.2 million and $0.2 million, respectively, which was primarily comprised of net realized gains on foreign currency transactions.

Net Change in Unrealized Appreciation (Depreciation)

Net change in unrealized appreciation (depreciation) was comprised of the following:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Non-controlled/non-affiliated investments	$1,700	$1,700
Foreign currency forward contracts	576	576
Translation of assets and liabilities in foreign currencies	—	—
Net change in unrealized appreciation (depreciation)	$2,276	$2,276
For the three months ended June 30, 2024, the fair value of our debt investments increased due to spread tightening in the private credit markets.
Financial Condition, Liquidity and Capital Resources
We generate cash primarily from the net proceeds of our continuous offering of Common Shares, proceeds from net borrowings on our credit facility, short-term borrowings, income earned and repayments on principal on our debt investments. The primary uses of our cash and cash equivalents are for (i) originating and purchasing debt investments, (ii) funding the costs of our operations (including fees paid to our Adviser and expense reimbursements paid to our Administrator), (iii) debt service, repayment and other financing costs of our borrowings, (iv) funding repurchases under our share repurchase program and (v) cash distributions to our shareholders.
As of June 30, 2024, we had one corporate-level revolving credit facility. From time to time, we may enter into additional credit facilities, increase the size of our existing credit facilities and/or issue debt securities, including unsecured notes. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of June 30, 2024, we had an aggregate amount of $36.7 million of debt outstanding and our asset coverage ratio was 1,203.5%. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage.
Cash and cash equivalents as of June 30, 2024, taken together with our $538.3 million of available capacity under our credit facility (subject to borrowing base availability) and the continuous offering of our Common Shares is expected to be sufficient for our investing activities and to conduct our operations in the near term. This determination is based in part on our expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of our Common Shares and the use of existing and future financing arrangements. As of June 30, 2024, we had significant amounts payable and commitments for existing and new investments, which we planned to fund using proceeds from offering our Common Shares and available borrowing capacity under our credit facility. Additionally, we held $124.1 million of Level 2 investments as of June 30, 2024, which could provide additional liquidity if necessary.
Although we were able to close on a credit facility during the six months ended June 30, 2024, any disruption in the financial markets or any other negative economic development could restrict our access to financing in the future. We may not be able to find new financing for future investments or liquidity needs and, even if we are able to obtain such financing, such financing may not be on as favorable terms as we could have obtained in the past. These factors may limit our ability to make new investments and adversely impact our results of operations.

As of June 30, 2024, we had $6.0 million in cash and cash equivalents. During the six months ended June 30, 2024, cash used in operating activities was $419.9 million, primarily as a result of funding portfolio investments of $509.1 million, partially offset by an increase in unsettled payables of $72.4 million and proceeds from sale of investments and principal repayments of $11.3 million and other operating uses of $5.6 million. Cash provided by financing activities was $425.8 million during the period, primarily as a result of new share issuances related to $394.9 million of subscriptions and net borrowings of $36.7 million.
Equity
The following table summarizes transactions in Common Shares of beneficial interest during the three and six months ended June 30, 2024:

	Shares	Amount
Share transactions:
Subscriptions	15,601,368	$394,928
Distributions reinvested	—	—
Share repurchases	—	—
Early repurchase deduction	—	—
Total net increase (decrease)	15,601,368	$394,928

Distributions and Distribution Reinvestment
The following table summarizes our distributions declared and payable for the six months ended June 30, 2024 (dollar amounts in thousands, except per share amounts):

Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
April 30, 2024	April 30, 2024	July 31, 2024	$0.1000	$883
May 29, 2024	May 31, 2024	July 31, 2024	0.1310	1,634
June 26, 2024	June 30, 2024	July 31, 2024	0.1320	2,059
Total			$0.3630	$4,576
With respect to distributions, we have adopted an “opt out” dividend reinvestment plan for shareholders. As a result, in the event of a declared cash distribution or other distribution, each shareholder that has not “opted out” of the dividend reinvestment plan will have their dividends or distributions automatically reinvested in additional shares rather than receiving cash distributions. Shareholders who receive distributions in the form of shares will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that we declared on our Common Shares during the six months ended June 30, 2024:

Source of Distribution	Per Share	Amount
Net investment income	$0.3630	$4,576
Net realized gains	—	—
Total	$0.3630	$4,576

Share Repurchase Program

Beginning no later than the first full calendar quarter from the date on which we break escrow for the initial offering of our Common Shares, and at the discretion of our Board, we intend to commence a share repurchase program in which the we may repurchase, in each quarter, up to 5% of our Common Shares outstanding (by number of shares) as of the close of the previous calendar quarter. Our Board may amend, suspend or terminate the share repurchase program at any time in its discretion. As a result, share repurchases may not be available each quarter. Upon a suspension of our share repurchase program, our Board will consider at least quarterly whether the continued suspension of our share repurchase program remains in our best interest and the best interest of our shareholders. However, our Board is not required to authorize the recommencement of our share repurchase program within any specified period of time. Our Board may also determine to terminate our share repurchase program if required by applicable law or in connection with a transaction in which our shareholders receive liquidity for their Common Shares, such as a sale or merger of the Company or listing of our Common Shares on a national securities exchange.

We expect to repurchase shares pursuant to tender offers each quarter using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year (or, in the case of shareholders who purchased shares in the Initial Closing, until at last March 31, 2025) will be repurchased at 98% of the applicable NAV per share (the “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived, at our discretion, in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by us for the benefit of remaining shareholders. We intend to conduct the repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.
There were no share repurchases during the six months ended June 30, 2024.
Borrowings
Our outstanding debt obligations were as follows:

	June 30, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion(1)	Amount Available(2)
Revolving Credit Facility	$575,000	$36,700	$36,700	$538,300	$270,615
Total	$575,000	$36,700	$36,700	$538,300	$270,615
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to the Revolving Credit Facility’s borrowing base.

A summary of our contractual payment obligations under our Revolving Credit Facility as of June 30, 2024, is as follows:

	June 30, 2024
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$575,000	$—	$—	$575,000	$—
Total	$575,000	$—	$—	$575,000	$—
For additional information on our debt obligations see "Note 7. Borrowings” to the financial statements.
Off-Balance Sheet Arrangements
Portfolio Company Commitments
Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2024, we had unfunded delayed draw term loans and revolvers with an aggregate principal amount of $17.2 million.

Warehousing Transactions
We entered into warehouse transactions whereby we agreed, subject to certain conditions, to purchase certain assets from a parties unaffiliated with HPS. Such warehousing transactions were designed to assist us in deploying capital upon receipt of subscriptions. The portfolio investments primarily consisted of newly originated, privately negotiated senior secured term loans and junior capital commitments to middle market companies consistent with our investment strategy. For additional information, see “Note 8. Commitment and Contingencies” to the financial statements.
Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At June 30, 2024, management is not aware of any pending or threatened litigation.
Related-Party Transactions
We entered into a number of business relationships with affiliated or related parties, including the following:
•the Investment Advisory Agreement;
•the Administration Agreement;
•the Expense Support Agreement; and
•the Managing Dealer Agreement

In addition to the aforementioned agreements, we, our Adviser and certain of our Adviser’s affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by our Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. For additional information, see “Note 3. Fees. Expenses, Agreements and Related Party Transactions” to the financial statements.
Performance
The year-to-date (“YTD”) total return based on NAV for our Common Shares are as follows:

	Inception Date	YTD Return (1)
Common Shares (no upfront placement fee)	April 8, 2024	5.29%
Common Shares (with upfront placement fee)	April 8, 2024	3.19%
(1)Performance is through June 30, 2024 and assumes the maximum allowable placement fee (if applicable) and that distributions are reinvested pursuant to our distribution reinvestment plan and, with respect to figures listed next to “with upfront placement fee,” the maximum upfront placement fee (e.g. 2.0% for Common Shares) was charged and the starting NAV per share was increased for the applicable period, solely for purposes of this calculation, by the amount of the maximum upfront placement fee.
Recent Developments
See “Item 1. Financial Statements – Notes to Financial Statements – Note 11. Subsequent Events” for a summary of recent developments.
Critical Accounting Estimates

The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ.
Investments and Fair Value Measurements
The Company is required to report its investments for which current market values are not readily available at fair value. The Company values its investments in accordance with ASC 820, Fair Value Measurement, which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date. ASC 820 prioritizes the use of observable market prices derived from such prices over entity-specific inputs. Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material.
Investments that are listed or traded on an exchange and are freely transferable are valued at either the closing price (in the case of securities and futures) or the mean of the closing bid and offer (in the case of options) on the principal exchange on which the investment is listed or traded. Investments for which other market quotations are readily available will typically be valued at those market quotations. To validate market quotations, the Company utilizes a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Where it is possible to obtain reliable, independent market quotations from a third party vendor, the Company uses these quotations to determine the value of its investments. The Company utilizes mid-market pricing (i.e., mid-point of average bid and ask prices) to value these investments. The Adviser obtains these market quotations from independent pricing services, if available; otherwise from one or more broker quotes. To assess the continuing appropriateness of pricing sources and methodologies, the Adviser regularly performs price verification procedures and issues challenges as necessary to independent pricing services or brokers, and any differences are reviewed in accordance with the valuation procedures. The Adviser does not adjust the prices unless it has a reason to believe market quotations are not reflective of the fair value of an investment.

Where prices or inputs are not available or, in the judgment of the Adviser, not reliable, valuation approaches based on the facts and circumstances of the particular investment will be utilized. Securities that are not publicly traded or for which market prices are not readily available, as will be the case for a substantial portion of the Company’s investments, are valued at fair value as determined in good faith by the Adviser as the Company’s valuation designee under Rule 2a-5 under the 1940 Act, pursuant to the Company’s valuation policy, and under the oversight of the Board, based on, among other things, the input of one or more independent valuation firms retained by the Company to review the Company’s investments. These valuation approaches involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments’ complexity.
With respect to the quarterly valuation of investments, the Company undertakes a multi-step valuation process each quarter in connection with determining the fair value of our investments for which reliable market quotations are not readily available as of the last calendar day of each quarter, which includes, among other procedures, the following:
•The valuation process begins with each investment being preliminarily valued by the Adviser’s valuation team in consultation with the Adviser’s investment professionals responsible for each portfolio investment;
•In addition, independent valuation firms retained by the Company prepare quarter-end valuations of each such investment that was (i) originated or purchased prior to the first calendar day of the quarter and (ii) is not a de minimis investment, as determined by the Adviser. The independent valuation firms provide a final range of values on such investments to the Adviser. The independent valuation firms also provide analyses to support their valuation methodology and calculations;
•The Adviser’s Valuation Committee with respect to the Company reviews the valuation recommendations prepared by the Adviser’s valuation team and, as appropriate, the independent valuation firms’ valuation ranges;
•The Adviser’s Valuation Committee then determines fair value marks for each of the Company’s portfolio investments; and
•The Board and Audit Committee periodically review the valuation process and provide oversight in accordance with the requirements of Rule 2a-5 under the 1940 Act.

As part of the valuation process, the Company takes into account relevant factors in determining the fair value of our investments for which reliable market quotations are not readily available, many of which are loans, including and in combination, as relevant, of: (i) the estimated enterprise value of a portfolio company, generally based on an analysis of discounted cash flows, publicly traded comparable companies and comparable transactions, (ii) the nature and realizable value of any collateral, (iii) the portfolio company’s ability to make payments based on its earnings and cash flow, (iv) the markets in which the portfolio company does business, and (v) overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase transaction, public offering or subsequent equity or debt sale occurs, the Adviser considers whether the pricing indicated by the external event corroborates its valuation.
The Company has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of the Company’s portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, and the Company and the Adviser may reasonably rely on that assistance. However, the Adviser is responsible for the ultimate valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company’s valuation policy, the Board’s oversight and a consistently applied valuation process.
The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date.

The Company’s accounting policy on the fair value of our investments is critical because the determination of fair value involves subjective judgments and estimates. Accordingly, the notes to the Company’s financial statements express the uncertainty with respect to the possible effect of these valuations, and any change in these valuations, on the financial statements.
See “Note 5. Fair Value Measurements” to the financial statements for more information on the fair value of the Company’s investments.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We will be subject to financial market risks, including valuation risk and interest rate risk.
Valuation Risk

The Company has invested, and plan to continue to invest, primarily in illiquid debt and equity securities of private companies. Most of our investments will not have a readily available market price, and we value these investments at fair value as determined in good faith by the Adviser as the Company’s valuation designee under Rule 2a-5 under the 1940 Act, based on, among other things, the input of independent third-party valuation firms retained by the Company, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.
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
As of June 30, 2024, 93.4% of our performing debt investments at fair value were at floating rates. Based on our Statements of Assets and Liabilities as of June 30, 2024, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments) and assuming no changes in our investment and borrowing structure:

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$14,263	$(1,101)	$13,162
Up 200 basis points	$9,509	$(734)	$8,775
Up 100 basis points	$4,754	$(367)	$4,387
Down 100 basis points	$(4,754)	$367	$(4,387)
Down 200 basis points	$(9,509)	$734	$(8,775)
Down 300 basis points	$(14,204)	$1,101	$(13,103)
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
(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.

For information regarding factors that could materially affect our business, financial condition and/or operating results, see risk factors discussed in Item 1A. Risk Factors in Amendment No. 2 to our Form 10, as filed with the SEC on May 29, 2024. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Except as described and as previously reported by the Company on its current reports on Form 8-K, we did not sell any securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.
Item 4. Mine Safety Disclosures.

Not applicable.
Item 5. Other Information.

During the fiscal quarter ended June 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits.

Exhibit Number	Description of Exhibits
3.1	Second Amended and Restated Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 814-01715), filed on April 11, 2024).

10.1
Senior Secured Revolving Credit Agreement dated April 8, 2024 by and among HPS Corporate Capital Solutions Fund, as borrower, JPMorgan Chase Bank, N.A. as administrative agent and as collateral agent, the lenders party thereto, and JPMorgan Chase Bank, N.A. and Sumitomo Mitsui Banking Corporation, as joint bookrunners and joint lead arrangers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01715), filed on April 11, 2024).

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

HPS Corporate Capital Solutions Fund

August 14, 2024	/s/ Michael Patterson
Michael Patterson
Chief Executive Officer

August 14, 2024	/s/ Robert Busch
Robert Busch
Chief Financial Officer