Form 10-Q
period 2024-09-30
HPS Corporate Capital Solutions Fund
filed 2024-11-14
CIK 1989817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-Q
_____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of November 8, 2024, the Registrant had 23,727,369 common shares of beneficial interest, $0.01 par value per share (the “Common Shares”), outstanding. Common Shares outstanding exclude November 1, 2024 subscriptions since the issuance price is not yet finalized at the date of this filing.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
HPS Corporate Capital Solutions Fund
Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
ASSETS	(Unaudited)
Non-controlled/non-affiliated investments (amortized cost of $703,871 and $0 at September 30, 2024 and December 31, 2023, respectively)	$707,902	$—
Cash and cash equivalents	8,702	3
Interest receivable	8,060	—
Deferred financing costs	3,645	—
Deferred offering costs	971	—
Receivable for investments sold	737	—
Other assets	308	—
Total assets	$730,325	$3
LIABILITIES
Debt	$138,800	$—
Payable for investments purchased	13,984	—
Interest payable	846	—
Due to affiliates	1,379	—
Distribution payable (Note 9)	12,231	—
Derivative liabilities, at fair value (Note 6)	1,523	—
Capital gains incentive fees payable (Note 3)	421	—
Total liabilities	169,184	—
Commitments and contingencies (Note 8)
NET ASSETS
Common Shares, $0.01 par value (21,390,284 and 100 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively)	214	—
Additional paid in capital	545,680	3
Distributable earnings (loss)	15,247	—
Total net assets	561,141	3
Total liabilities and net assets	$730,325	$3
Net asset value per share	$26.23	$25.00
The accompanying notes are an integral part of these financial statements.

HPS Corporate Capital Solutions Fund
Statements of Operations
(in thousands)
(Unaudited)

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$16,364	$32,950
Payment-in-kind interest income	2,514	5,638
Other income	13	17
Total investment income	18,891	38,605
Expenses:
Interest expense	1,742	8,937
Management fees	1,629	2,540
Income based incentive fee	2,050	3,389
Capital gains incentive fee	50	421
Shareholder servicing and/or distribution fees	328	513
Professional fees	268	742
Board of Trustees’ fees	74	215
Administrative service expenses (Note 3)	363	706
Other general & administrative	361	871
Organization expenses (Note 2)	—	150
Amortization of continuous offering costs	452	833
Total expenses	7,317	19,317
Expense Support (Note 3)	(1,855)	(3,854)
Shareholder servicing and/or distribution fees waived (Note 3)	(328)	(513)
Management fees waived (Note 3)	(1,629)	(2,540)
Income based incentive fees waived (Note 3)	(2,050)	(3,389)
Net expenses	1,455	9,021
Net investment income before excise tax	17,436	29,584
Excise tax expense	337	337
Net investment income after excise tax	17,099	29,247
Net realized and change in unrealized gain (loss):
Realized gain (loss):
Non-controlled/non-affiliated investments	(7)	(6)
Foreign currency forward contracts	—	35
Foreign currency transactions	109	270
Net realized gain (loss)	102	299
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	2,331	4,031
Foreign currency forward contracts	(2,099)	(1,523)
Translation of assets and liabilities in foreign currencies	—	—
Net change in unrealized appreciation (depreciation)	232	2,508
Net realized and change in unrealized gain (loss)	334	2,807
Net increase (decrease) in net assets resulting from operations	$17,433	$32,054

The accompanying notes are an integral part of these financial statements.

HPS Corporate Capital Solutions Fund
Statements of Changes in Net Assets
(in thousands)
(Unaudited)

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Increase (decrease) in net assets from operations:
Net investment income	$17,099	$29,247
Net realized gain (loss)	102	299
Net change in unrealized appreciation (depreciation)	232	2,508
Net increase (decrease) in net assets resulting from operations	17,433	32,054
Distributions:
Distributions to common shareholders	(12,231)	(16,807)
Net decrease in net assets resulting from distributions	(12,231)	(16,807)
Share transactions:
Proceeds from Common Shares sold	148,052	542,980
Distributions Reinvested	2,911	2,911
Net increase (decrease) from share transactions	150,963	545,891
Total increase (decrease) in net assets	156,165	561,138
Net assets, beginning of period	404,976	3
Net assets, end of period	$561,141	$561,141

The accompanying notes are an integral part of these financial statements.

HPS Corporate Capital Solutions Fund
Statement of Cash Flows
(in thousands)
(Unaudited)

Nine Months Ended September 30, 2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$32,054
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	(4,031)
Net realized (gain) loss on investments	6
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	1,523
Net accretion of discount and amortization of premium, net	(2,370)
Amortization of deferred financing costs	379
Amortization of offering costs	833
Payment-in-kind interest capitalized	(4,404)
Purchases of investments	(733,759)
Proceeds from sale of investments and principal repayments	36,656
Changes in operating assets and liabilities:
Interest receivable	(8,060)
Receivable for investments sold	(737)
Other assets	(308)
Payable for investments purchased	13,984
Interest payable	846
Due to affiliates	1,379
Capital gains incentive fees payable	421
Net cash provided by (used in) operating activities	(665,588)
Cash flows from financing activities:
Borrowings on debt	448,500
Repayments of debt	(309,700)
Deferred financing costs paid	(4,024)
Deferred offering costs paid	(1,804)
Proceeds from issuance of Common Shares	542,980
Distributions paid in cash	(1,665)
Net cash provided by (used in) financing activities	674,287
Net increase (decrease) in cash and cash equivalents	8,699
Cash and cash equivalents, beginning of period	3
Cash and cash equivalents, end of period	$8,702
Supplemental information and non-cash activities:
Interest paid during the period	$8,091
Distribution payable	$12,231
Reinvestment of distributions during the period	$2,911

HPS Corporate Capital Solutions Fund
Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Non-Controlled/Non-Affiliated
First Lien Debt
Aerospace and Defense
PCX Holding Corp. (4)(10)	SF +	6.25%	11.00%	4/22/2027	$1,127	$1,086	$1,093
PCX Holding Corp. (4)(10)	SF +	6.25%	11.46%	4/22/2027	1,178	1,135	1,142
PCX Holding Corp. (4)(10)	SF +	6.25%	11.00%	4/22/2027	2,245	2,164	2,177
WP CPP Holdings, LLC (4)(10)	SF +	7.50% (incl. 4.13% PIK)	12.52%	11/30/2029	40,103	39,273	40,200
						43,658	44,612	7.95%
Asset Based Lending and Fund Finance
CRSS HPS LLC (4)(5)(10)	SF +	6.75%	11.95%	12/21/2026	1,097	1,081	1,091
						1,081	1,091	0.19%
Automobiles and Parts
Tenneco Inc (8)	SF +	4.75%	9.98%	11/17/2028	4,975	4,890	4,714
						4,890	4,714	0.84%
Beverages
Winebow Holdings, Inc. (4)(10)	SF +	6.25%	11.20%	12/31/2027	34,898	34,398	34,379
						34,398	34,379	6.13%
Chemicals
Endo Finance Holdings Inc (8)	SF +	4.50%	9.78%	4/23/2031	5,000	5,012	5,002
Kensing, LLC (4)(10)	SF +	7.25%	12.46%	5/31/2028	692	690	648
Kensing, LLC (4)(10)	SF +	7.25%	12.46%	5/31/2028	2,804	2,797	2,625
Kensing, LLC (4)(10)	SF +	7.25%	12.46%	5/31/2028	7,851	7,715	7,350
Lummus Technology Holdings V LLC (7)	SF +	3.50%	8.46%	12/31/2029	7,462	7,517	7,493
						23,731	23,118	4.12%
Construction and Materials
ADG Acquisition, LLC (4)(11)	SF +	8.00%	13.17%	4/11/2028	154	153	155
ADG Acquisition, LLC (4)(11)	SF +	8.00%	13.45%	4/11/2028	6,877	6,861	6,922
Powerhouse Intermediate, LLC (4)(6)(10)	SF +	6.25%	11.12%	1/12/2027	819	700	704
Powerhouse Intermediate, LLC (4)(10)	SF +	6.25%	11.12%	1/12/2027	1,991	1,981	1,991
						9,695	9,772	1.74%
Consumer Services
American Academy Holdings, LLC (4)(13)	SF +	9.75% (incl. 5.25% PIK)	14.62%	6/30/2027	6,518	6,519	6,409
American Academy Holdings, LLC (4)(6)(13)				6/30/2027	160	—	(3)
Asurion Corporation (7)	SF +	3.25%	8.21%	12/23/2026	4,130	4,111	4,131
Edmentum Ultimate Holdings, LLC (4)(10)	SF +	7.00%	12.40%	7/26/2027	5,415	5,265	5,279
Grant Thornton LLP (7)	SF +	3.25%	8.10%	6/2/2031	5,625	5,625	5,639
						21,520	21,455	3.82%
Electricity
Hamilton Projects Acquiror, LLC (8)	SF +	3.75%	8.60%	5/31/2031	9,975	9,951	10,060
Palmetto Solar, LLC (4)(12)	SF +	6.85%	11.45%	9/13/2027	6,020	5,946	5,946
Palmetto Solar, LLC (4)(6)(12)				9/13/2027	5,268	(65)	(65)
						15,832	15,941	2.84%
Finance and Credit Services
Consolidated Information Services Solutions, LLC (4)(10)	SF +	7.47%	12.87%	3/12/2026	540	517	532
Consolidated Information Services Solutions, LLC (4)(10)	SF +	7.47%	12.87%	3/12/2026	2,304	2,206	2,272
						2,723	2,804	0.50%
General Industrials
Bakelite US Holdco Inc (8)	SF +	3.50%	8.10%	5/29/2029	1,995	2,007	2,003
Capripack Debtco PLC (4)(5)(10)	E +	6.75% (incl. 2.50% PIK)	10.46%	1/3/2030	€5,177	5,483	5,779

HPS Corporate Capital Solutions Fund
Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Capripack Debtco PLC (4)(5)(10)	E +	6.75% (incl. 2.50% PIK)	10.46%	1/3/2030	€27,868	29,512	31,111
Formerra, LLC (4)(10)	SF +	7.25%	12.39%	11/1/2028	234	233	232
Formerra, LLC (4)(10)	SF +	7.25%	12.55%	11/1/2028	5,827	5,787	5,755
TMC Buyer Inc (8)	SF +	6.00%	10.25%	6/30/2028	3,868	3,848	3,868
						46,870	48,748	8.69%
Health Care Providers
AthenaHealth Group Inc. (8)	SF +	3.25%	8.10%	2/15/2029	9,949	9,976	9,904
						9,976	9,904	1.76%
Household Goods and Home Construction
Lasko Operation Holdings, LLC (4)(10)	SF +	8.00% (incl. 1.50% PIK)	12.95%	10/31/2024	2,420	2,411	2,316
						2,411	2,316	0.41%
Industrial Engineering
Time Manufacturing Holdings, LLC (4)(9)	SF +	6.50% (incl. 2.00% PIK)	11.49%	12/1/2027	2,576	2,473	2,287
						2,473	2,287	0.41%
Industrial Metals and Mining
Alchemy US Holdco 1 LLC (4)(10)	E +	6.50%	10.14%	7/31/2029	€3,031	3,141	3,231
Alchemy US Holdco 1 LLC (4)(6)(10)				7/31/2029	1,208	(52)	(51)
Alchemy US Holdco 1 LLC (4)(10)	SF +	6.50%	11.75%	7/31/2029	14,367	13,755	13,755
						16,844	16,935	3.02%
Industrial Support Services
Allied Universal Holdco LLC (8)	SF +	3.75%	8.70%	5/12/2028	7,462	7,479	7,397
Atlas Intermediate III, L.L.C. (4)(10)	SF +	8.50% (incl. 4.00% PIK)	13.75%	10/31/2029	8,928	8,745	8,928
Axiom Buyer, LLC (4)(10)	SF +	6.50%	11.35%	1/14/2030	17,686	17,262	17,261
Axiom Buyer, LLC (4)(6)(10)				1/14/2030	1,905	(47)	(46)
Axiom Buyer, LLC (4)(6)(10)	SF +	6.50%	11.36%	1/14/2030	2,140	713	713
Becklar, LLC (4)(10)	SF +	6.35%	11.29%	12/21/2026	656	652	656
Becklar, LLC (4)(10)	SF +	6.35%	11.29%	12/21/2026	1,503	1,495	1,503
NTH Degree Purchaser, Inc (4)(6)(10)				9/10/2030	3,422	(68)	(68)
NTH Degree Purchaser, Inc (4)(6)(10)				9/10/2030	1,792	(35)	(36)
NTH Degree Purchaser, Inc (4)(10)	SF +	5.25%	10.19%	9/10/2030	11,320	11,095	11,093
PEX Holdings LLC (4)(6)(10)	SF +	5.25%	10.48%	6/11/2027	628	523	523
PEX Holdings LLC (4)(10)	SF +	5.25%	10.20%	12/11/2027	6,885	6,894	6,885
Soliant Lower Intermediate LLC (7)	SF +	3.75%	8.60%	7/18/2031	2,750	2,723	2,757
TruckPro, LLC (4)(11)	SF +	7.75%	13.15%	8/16/2028	3,500	3,449	3,378
W3 TopCo LLC (4)(10)	SF +	6.50%	11.79%	3/22/2029	13,764	13,272	13,290
						74,152	74,234	13.23%
Industrial Transportation
The Pasha Group (4)(10)	SF +	7.25%	12.00%	7/17/2026	18,450	18,164	18,161
						18,164	18,161	3.24%
Investment Banking and Brokerage Services
1251 Financing Company, LLC (4)(10)	SF +	7.00%	11.75%	5/7/2026	937	915	932
1251 Financing Company, LLC (4)(10)	SF +	7.00%	11.75%	5/7/2026	838	818	833

HPS Corporate Capital Solutions Fund
Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Neon Maple US Debt Mergersub Inc (5)(7)(14)	SF +	3.00%	7.85%	7/18/2031	4,000	3,990	3,961
Travelex Issuerco 2 PLC (4)(5)(12)	SN +	8.00%	12.96%	9/22/2028	£1,756	2,082	2,375
						7,805	8,101	1.44%
Investment Banking and Brokerage Services
OneDigital Borrower LLC (8)	SF +	3.25%	8.10%	7/2/2031	4,988	4,988	4,954
						4,988	4,954	0.88%
Media
AMR GP Limited (4)(5)(7)			10.00%	7/10/2034	10,194	9,895	9,895
MBS Services Holdings, LLC (4)(10)	SF +	6.75% (incl. 0.75% PIK)	11.50%	2/26/2026	3,900	3,874	3,887
MBS Services Holdings, LLC (4)(10)	SF +	6.75% (incl. 0.75% PIK)	11.50%	2/26/2026	1,017	1,010	1,014
MBS Services Holdings, LLC (4)(10)	SF +	6.75% (incl. 0.75% PIK)	12.00%	2/26/2026	1,532	1,522	1,527
MBS Services Holdings, LLC (4)(10)	SF +	6.75% (incl. 0.75% PIK)	12.03%	2/26/2026	110	109	109
Mood Media Borrower, LLC (4)(10)	SF +	6.75%	11.50%	12/31/2025	20,043	20,005	20,043
Mood Media Borrower, LLC (4)(10)	SF +	6.75%	11.50%	12/31/2025	701	701	701
Mood Media Borrower, LLC (4)(6)(10)				12/31/2025	1,761	(3)	—
						37,113	37,176	6.63%
Medical Equipment and Services
Femur Buyer, Inc. (4)(10)	SF +	8.25% (incl. 4.50% PIK)	13.11%	3/18/2030	21,655	21,174	21,194
Patriot Acquisition Topco S.À R.L. (4)(5)(6)(10)	SF +	5.25%	10.65%	1/28/2028	61	23	25
Patriot Acquisition Topco S.À R.L. (4)(5)(10)	SF +	5.25%	10.65%	1/29/2028	521	520	521
Patriot Acquisition Topco S.À R.L. (4)(5)(6)(10)				1/28/2028	78	(1)	—
Patriot Acquisition Topco S.À R.L. (4)(5)(10)	SF +	5.25%	10.65%	1/28/2028	336	335	336
						22,051	22,076	3.93%
Non-life Insurance
HUB International Ltd (7)	SF +	3.00%	8.26%	6/20/2030	9,501	9,501	9,498
Kowalski Trust (4)(5)(7)			14.00%	5/31/2034	16,838	16,513	16,754
						26,014	26,252	4.68%
Pharmaceuticals and Biotechnology
Syneos Health Inc (7)	SF +	3.75%	8.35%	9/27/2030	4,975	4,985	4,848
						4,985	4,848	0.86%
Retailers
Johnstone Supply LLC (7)	SF +	3.00%	8.17%	6/9/2031	3,636	3,628	3,632
Knitwell Borrower LLC (4)(10)	SF +	8.00%	13.40%	7/28/2027	2,310	2,260	2,280
Knitwell Borrower LLC (4)(10)	SF +	8.00%	13.40%	7/28/2027	15,898	15,407	15,810
Petsmart LLC (9)	SF +	3.75%	8.70%	2/11/2028	9,974	9,995	9,904
Staples, Inc. (8)	SF +	5.75%	10.69%	9/4/2029	12,439	11,888	11,333
White Cap Buyer, LLC (7)(14)	SF +	3.25%	8.10%	10/19/2029	2,000	1,990	1,988
						45,168	44,947	8.01%
Software and Computer Services
Central Parent LLC (7)	SF +	3.25%	7.85%	7/6/2029	2,000	1,990	1,982
Cotiviti Inc (7)	SF +	3.25%	8.45%	5/1/2031	4,975	5,011	4,978
Finastra USA, Inc. (10)	SF +	7.25%	12.18%	9/13/2029	16,743	16,467	16,805
LMI Inc (8)	SF +	3.50%	8.45%	10/2/2028	3,383	3,343	3,300
Mitchell International, Inc. (8)	SF +	3.25%	8.10%	6/17/2031	5,000	4,975	4,933
New Era Technology, Inc. (4)(10)	SF +	6.25%	11.00%	10/31/2026	2,550	2,502	2,538
New Era Technology, Inc. (4)(10)	SF +	6.25%	11.00%	10/30/2026	4,165	4,086	4,146
New Era Technology, Inc. (4)(10)	SF +	6.25%	11.65%	10/31/2026	4,266	4,186	4,247
Peraton Inc. (9)	SF +	3.75%	8.70%	2/1/2028	4,987	4,999	4,810
Technology Growth Capital Pty Ltd (4)(5)(10)	SF +	6.50%	11.82%	7/2/2030	3,544	3,451	3,451

HPS Corporate Capital Solutions Fund
Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
UKG Inc (7)(14)	SF +	3.25%	8.55%	2/10/2031		3,990	4,005	3,995
WorkWave Intermediate II, LLC (4)(9)	SF +	7.00% (incl. 3.50% PIK)	11.70%	6/29/2027		10,858	10,709	10,871
							65,724	66,056	11.77%
Technology Hardware and Equipment
CC WDW Borrower, Inc. (4)(10)	SF +	6.75%	12.15%	1/27/2028		3,197	2,914	3,093
							2,914	3,093	0.55%
Telecommunications Equipment
Delta Topco, Inc. (7)	SF +	3.50%	8.20%	11/30/2029		4,988	5,023	4,986
Guardian US Holdco LLC (8)(14)	SF +	3.50%	8.10%	1/31/2030		1,995	1,987	1,986
IPC Corp. (4)(10)	SF +	6.50% (incl. 1.00% PIK)	11.97%	10/1/2027		6,658	6,434	6,476
Ribbon Communications Operating Company, Inc (4)(5)(10)	SF +	6.25%	11.17%	6/21/2029		7,483	7,341	7,415
Ribbon Communications Operating Company, Inc (4)(5)(6)(10)				6/21/2029		849	(16)	(8)
							20,769	20,855	3.72%
Travel and Leisure
Equinox Holdings, Inc. (4)(10)	SF +	8.25% (incl. 4.13% PIK)	12.85%	3/8/2029		9,941	9,726	9,735
Fertitta Entertainment LLC/NV (8)	SF +	3.75%	8.85%	1/27/2029		4,987	5,012	4,980
HB AcquisitionCo PTY LTD (4)(5)(8)	B +	6.50%	10.85%	8/7/2029	A$	3,789	2,490	2,545
HB AcquisitionCo PTY LTD (4)(5)(6)(8)	B +	6.50%	10.85%	8/7/2029	A$	421	49	51
Lakeland Tours LLC (4)(9)	SF +	7.75%	12.89%	3/31/2028		3,600	3,458	3,470
Lakeland Tours LLC (4)(9)	SF +	7.75%	12.96%	4/1/2027		1,126	1,092	1,091
Lakeland Tours LLC (4)(9)	SF +	7.75%	13.13%	3/31/2028		2,803	2,693	2,703
The One Group, LLC (4)(10)	SF +	6.50%	11.75%	5/1/2029		6,772	6,586	6,650
The One Group, LLC (4)(6)(7)				10/31/2028		887	(24)	(16)
Travel Leaders Group, LLC (4)(12)	SF +	8.50% (incl. 3.00% PIK)	13.45%	3/27/2028		3,634	3,697	3,737
							34,779	34,946	6.23%
Total First Lien Debt							$600,728	$603,775	107.59%

Second Lien Debt
Retailers
International Construction Products, LLC (4)(5)(7)			15.25%	9/5/2034		$3,936	$3,936	$3,936
							3,936	3,936	0.70%
Travel and Leisure
Equinox Holdings, Inc. (4)(7)			16.00%	6/30/2027		1,367	1,335	1,334
							1,335	1,334	0.24%
Total Second Lien Debt							$5,271	$5,270	0.94%

Other Secured Debt
Asset Based Lending and Fund Finance
TPG VIII Merlin New Holdings I, L.P. (4)(5)(10)	SF +	6.50%	11.81%	3/15/2027		$18,056	$17,761	$17,785
							17,761	17,785	3.17%
Total Other Secured Debt							$17,761	$17,785	3.17%

HPS Corporate Capital Solutions Fund
Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)	Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets

Unsecured Debt
Medical Equipment and Services
Corza Medical S.À R.L. (4)(5)(7)		14.00%	2/13/2030	$16,305	$16,037	$16,597
					16,037	16,597	2.96%
Total Unsecured Debt					$16,037	$16,597	2.96%

Preferred Equity
Consumer Services
LC8 Cirrostratus L.P. (4)(5)(10)			2/8/2029	$3,800	3,725	3,726
					3,725	3,726	0.66%
Personal Goods
Kendra Scott Design, Inc.(4)				23,997	24,270	24,342
					24,270	24,342	4.34%
Travel and Leisure
The ONE Group Hospitality, Inc. (4)			8/2/2029	1,000	950	1,017
					950	1,017	0.18%
Total Preferred Equity					$28,945	$29,085	5.18%

Other Equity Investments
Media
Racing Point UK Holdings Limited (4)(5)				1,675	$10,047	$10,390
					10,047	10,390	1.85%
Personal Care, Drug and Grocery Stores
AP Himalaya Co-Invest, L.P.(4)				25,000	25,082	25,000
					25,082	25,000	4.46%
Travel and Leisure
The ONE Group Hospitality, Inc. - Warrants (4)				6,667	—	—
The ONE Group Hospitality, Inc. - Warrants (4)				11,911	—	—
					—	—	—%
Total Other Equity Investments					$35,129	$35,390	6.31%
Total Investments - Non-Controlled/Non-Affiliated					$703,871	$707,902	126.15%

Cash Equivalents
Dreyfus Government Cash Management (5)				$7,925	$7,925	$7,925
BNY Mellon US Treasury Fund (5)				476	476	476
Total Cash Equivalents					$8,401	$8,401	1.50%
Total Investment Portfolio and Cash Equivalents					$712,272	$716,303	127.65%
(1) Unless otherwise indicated, issuers of debt and equity investments held by the Company are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments and the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral under its credit facility unless otherwise indicated.

(2) The majority of the investments bear interest at a rate that may be determined by reference to the Prime Rate (“Prime” or “P”), Sterling Overnight Index Average ("SONIA" or "SN"), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate ("SOFR" or "SF"), Canadian Dollar Offered Rate ("CDOR" or "C"), Singapore Overnight Rate Average (“SORA”), Bloomberg Short Term Bank Yield Index (“BS”), or Bank Bill Swap Rate ("BBSW" or "B") which reset daily, monthly, quarterly, semiannually or annually. For each such investment, the Company has provided the spread over Prime, SONIA, E, SOFR, CDOR, SORA, BS or BBSW and the current contractual interest rate in effect at September 30, 2024. Certain investments are subject to a Prime, or SOFR interest rate floor, or rate cap. Certain investments contain a Payment-in-Kind (“PIK”) provision. SOFR based contracts may include a credit spread adjustment, which is included within the stated all-in interest rate, if applicable, that is charged in addition to the base rate and the stated spread.

HPS Corporate Capital Solutions Fund
Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)
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

(5) The investment is not a qualifying asset, in whole or in part, under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2024, non-qualifying assets represented 20.1% of total assets as calculated in accordance with regulatory requirements.

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

Investments-non-controlled/non-affiliated	Commitment Type	Unfunded Commitment	Fair Value
Palmetto Solar, LLC	1st Lien Senior Secured Delayed Draw Loan	$5,268	$(65)
NTH Degree Purchaser, Inc	1st Lien Senior Secured Delayed Draw Loan	3,422	(68)
Axiom Buyer, LLC	1st Lien Senior Secured Delayed Draw Loan	1,905	(46)
NTH Degree Purchaser, Inc	1st Lien Senior Secured Revolving Loan	1,792	(36)
Mood Media Borrower, LLC	1st Lien Senior Secured Revolving Loan	1,761	—
Axiom Buyer, LLC	1st Lien Senior Secured Revolving Loan	1,376	(33)
Alchemy US Holdco 1 LLC	1st Lien Senior Secured Delayed Draw Loan	1,208	(51)
The One Group, LLC	1st Lien Senior Secured Revolving Loan	887	(16)
Ribbon Communications Operating Company, Inc	1st Lien Senior Secured Revolving Loan	849	(8)
HB AcquisitionCo PTY LTD	1st Lien Senior Secured Delayed Draw Loan	233	(7)
American Academy Holdings, LLC	1st Lien Senior Secured Revolving Loan	160	(3)
Powerhouse Intermediate, LLC	1st Lien Senior Secured Revolving Loan	115	—
PEX Holdings LLC	1st Lien Senior Secured Revolving Loan	105	—
Patriot Acquisition Topco S.À R.L.	1st Lien Senior Secured Revolving Loan	78	—
Patriot Acquisition Topco S.À R.L.	1st Lien Senior Secured Delayed Draw Loan	37	—
Total		$19,196	$(333)

(7) There are no interest rate floors on these investments.
(8) The interest rate floor on these investments as of September 30, 2024 was 0.50%.
(9) The interest rate floor on these investments as of September 30, 2024 was 0.75%.
(10) The interest rate floor on these investments as of September 30, 2024 was 1.00%.
(11) The interest rate floor on these investments as of September 30, 2024 was 1.50%.
(12) The interest rate floor on these investments as of September 30, 2024 was 2.00%.
(13) The interest rate floor on these investments as of September 30, 2024 was 3.25%.
(14) These investments are not pledged as collateral under the Revolving Credit Facility.

ADDITIONAL INFORMATION
Foreign currency forward contracts:

Currency Purchased	Currency Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
U.S. Dollars 38,745	Euro 34,893	SMBC Capital Markets, Inc.	9/23/2025	$(637)
U.S. Dollars 5,278	Euro 4,845	SMBC Capital Markets, Inc.	12/23/2024	(134)
U.S. Dollars 2,605	Australian Dollar 3,865	SMBC Capital Markets, Inc.	6/23/2025	(66)
U.S. Dollars 2,373	British Pound 1,873	SMBC Capital Markets, Inc.	3/21/2025	(129)
U.S. Dollars 9,885	British Pound 7,807	SMBC Capital Markets, Inc.	12/23/2024	(552)
U.S. Dollars 179	Australian Dollar 265	SMBC Capital Markets, Inc.	12/23/2024	(5)
Total				$(1,523)

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
Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the three and nine months ended September 30, 2024, the Company recorded non-recurring interest income of $0.9 million and $1.3 million, respectively (e.g. prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts).
Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2024, the Company had no investments on non-accrual status.
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
Dividend Income
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies. To the extent a preferred equity security contains PIK provisions, PIK dividends, computed at the contractual rate specified in each applicable agreement, are accrued and recorded as dividend income and added to the principal balance of the preferred equity security. PIK dividends added to the principal balance are generally collected upon redemption of the equity. For the three and nine months ended September 30, 2024, the Company did not record any dividend income.
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

For the three and nine months ended September 30, 2024, the Company accrued $0.3 million and $0.3 million of U.S. federal excise tax, respectively.
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

The Adviser has agreed to waive its base management fee for the first six months following the Initial Closing. For the three and nine months ended September 30, 2024, base management fees earned were $1.6 million and $2.5 million, respectively, all of which were voluntarily waived by the Adviser. As of September 30, 2024, no amounts were payable to the Adviser related to management fees.
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

The Adviser has agreed to waive its income based incentive fee for the first six months following the Initial Closing. For the three and nine months ended September 30, 2024, income based incentive fees were $2.1 million and $3.4 million, respectively, all of which was voluntarily waived by the Adviser. As of September 30, 2024, no amounts were payable to the Adviser relating to income based incentive fees.

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

For the three and nine months ended September 30, 2024, capital gains incentive fees were $0.1 million and $0.4 million, respectively, none of which were payable under the Investment Advisory Agreement.

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

For the three and nine months ended September 30, 2024, the Company incurred $0.4 million and $0.7 million, respectively, in expenses under the Administration Agreement, which were recorded in “administrative service expenses” in the Company’s Statements of Operations. As of September 30, 2024, all expenses under the Administration Agreement were paid by the Adviser on behalf of the Company under the Expense Support Agreement, and as such, there were no amounts payable for such expenses included in “due to affiliates” in the Statements of Assets and Liabilities.

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
For the three and nine months ended September 30, 2024, the Company accrued shareholder servicing and/or distribution fees of $0.3 million and $0.5 million, respectively, attributable to Common Shares, all of which were waived during the periods.

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

The following table presents a summary of Expense Payments and the related Reimbursement Payments since the Company's commencement of operations:

For the Quarter Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
June 30, 2024 (1)	$2,678	$—	$2,678
September 30, 2024	1,855	—	1,855
Total	$4,533	$—	$4,533

(1) Included in this amount is $0.7 million of Expense Payments made by the Adviser relating to expenses incurred by the Company during the year ended December 31, 2023.
Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	September 30, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$600,728	$603,775	85.30%
Second lien debt	5,271	5,270	0.74
Other secured debt	17,761	17,785	2.51
Unsecured debt	16,037	16,597	2.34
Preferred equity	28,945	29,085	4.11
Other equity investments	35,129	35,390	5.00
Total	$703,871	$707,902	100.00%

The industry composition of investments at fair value was as follows:

	September 30, 2024
	Fair Value	Percentage of Total Investments at Fair Value
Industrial Support Services	$74,234	10.48%
Software and Computer Services	66,056	9.31
Retailers	48,883	6.91
General Industrials	48,748	6.89
Media	47,566	6.72
Aerospace and Defense	44,612	6.30
Medical Equipment and Services	38,673	5.46
Travel and Leisure	37,297	5.27
Beverages	34,379	4.86
Non-Life Insurance	26,252	3.71
Consumer Services	25,181	3.56
Personal Care, Drug and Grocery Stores	25,000	3.53
Personal Goods	24,342	3.44
Chemicals	23,118	3.27
Telecommunications Equipment	20,855	2.95
Asset Based Lending and Fund Finance	18,876	2.67
Industrial Transportation	18,161	2.57
Industrial Metals and Mining	16,935	2.39
Electricity	15,941	2.25
Health Care Providers	9,904	1.40
Construction and Materials	9,772	1.38
Investment Banking and Brokerage Services	8,101	1.14
Life Insurance	4,954	0.70
Pharmaceuticals and Biotechnology	4,848	0.68
Automobiles and Parts	4,714	0.67
Technology Hardware and Equipment	3,093	0.44
Finance and Credit Services	2,804	0.40
Household Goods and Home Construction	2,316	0.33
Industrial Engineering	2,287	0.32
Total	$707,902	100.00%
The geographic composition of investments at cost and fair value was as follows:

	September 30, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Australia	$2,539	$2,594	0.37%	0.46%
Austria	34,995	36,892	5.21	6.57
Taiwan	2,914	3,093	0.44	0.55
United Kingdom	27,650	28,300	4.00	5.04
United States	635,773	637,023	89.98	113.53
Total	$703,871	$707,902	100.00%	126.15%
As of September 30, 2024, there were no investments in the portfolio on non-accrual status.

As of September 30, 2024, on a fair value basis, 92.5% of performing debt investments bore interest at a floating rate and 7.5% of performing debt investments bore interest at a fixed rate.
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
Rule 2a-5 under the 1940 Act establishes requirements for determining fair value in good faith for purposes of the 1940 Act. The rule permits boards, subject to board oversight and certain other conditions, to designate certain parties to perform the fair value determinations. In accordance with this rule, the Company’s Board of Trustees has designated the Company’s Adviser as the valuation designee primarily responsible for the valuation of the Company’s investments, subject to the oversight of the Board of Trustees.

The following table presents the fair value hierarchy of investments and cash equivalents:

	September 30, 2024
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$165,841	$437,934	$603,775
Second lien debt	—	—	5,270	5,270
Other secured debt	—	—	17,785	17,785
Unsecured debt	—	—	16,597	16,597
Preferred equity	—	—	29,085	29,085
Other equity investments	—	—	35,390	35,390
Total Investments	$—	$165,841	$542,061	$707,902
Cash equivalents	$8,401	$—	$—	$8,401

The following table presents change in the fair value of investments for which Level 3 inputs were used to determine fair value:

	Three Months Ended September 30, 2024
	First Lien Debt	Second Lien Debt	Other Secured Debt	Unsecured Debt	Preferred Equity	Other Equity Investments	Total Investments
Fair value, beginning of period	$341,506	$1,286	$19,786	$15,581	$972	$—	$379,131
Purchases of investments(1)	114,653	3,990	—	565	27,995	35,129	182,332
Proceeds from principal repayments and sales of investments	(21,687)	—	(1,944)	—	—	—	(23,631)
Accretion of discount/amortization of premium	1,044	3	65	13	—	—	1,125
Net realized gain (loss)	1	—	—	—	—	—	1
Net change in unrealized appreciation (depreciation)	2,417	(9)	(122)	438	118	261	3,103
Transfers into Level 3(2)	—	—	—	—	—	—	—
Transfers out of Level 3(2)	—	—	—	—	—	—	—
Fair value, end of period	$437,934	$5,270	$17,785	$16,597	$29,085	$35,390	$542,061
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of September 30, 2024	$2,640	$(9)	$(122)	$438	$118	$261	$3,326

	Nine Months Ended September 30, 2024
	First Lien Debt	Second Lien Debt	Other Secured Debt	Unsecured Debt	Preferred Equity	Other Equity Investments	Total Investments
Fair value, beginning of period	$—	$—	$—	$—	$—	$—	$—
Purchases of investments(1)	461,444	5,265	19,599	16,005	28,945	35,129	566,387
Proceeds from principal repayments and sales of investments	(29,550)	—	(1,944)	—	—	—	(31,494)
Accretion of discount/amortization of premium	1,911	6	105	32	—	—	2,054
Net realized gain (loss)	3	—	—	—	—	—	3
Net change in unrealized appreciation (depreciation)	4,126	(1)	25	560	140	261	5,111
Transfers into Level 3(2)	—	—	—	—	—	—	—
Transfers out of Level 3(2)	—	—	—	—	—	—	—
Fair value, end of period	$437,934	$5,270	$17,785	$16,597	$29,085	$35,390	$542,061
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of September 30, 2024	$4,126	$(1)	$25	$560	$140	$261	$5,111
(1)Purchases include PIK interest, if applicable.
(2)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three and nine months ended September 30, 2024, there were no transfers into or out of Level 3.

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	September 30, 2024
				Range
	Fair Value(1)	Valuation Technique	Unobservable Input	Low	High	Weighted Average(2)
Investments in first lien debt	$253,094	Yield analysis	Discount rate	9.93%	16.02%	12.39%
Investments in unsecured debt	$16,597	Yield analysis	Discount rate	13.52%	13.52%	13.52%
Investments in preferred equity	$1,017	Yield analysis	Discount rate	12.53%	12.53%	12.53%
(1)As of September 30, 2024, included within the fair value of Level 3 assets of $542,061 is an amount of $271,353 for which the Adviser did not develop the unobservable inputs (examples include third-party pricing and transaction prices).
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
Financial Instruments Not Carried at Fair Value
Debt
The fair value of the Company’s credit facility, which would be categorized as Level 3 within the fair value hierarchy, as of September 30, 2024, approximates its carrying value as the credit facility has a variable interest based on selected short term rates.

As of September 30, 2024, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, if applicable, or market quotes, if available.

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

During the three and nine months ended September 30, 2024, the average notional exposure for foreign currency forward contracts were $58.2 million and $52.7 million, respectively.

The following tables summarize the aggregate notional amount and fair value of the Company’s derivative financial instruments as of September 30, 2024.

	September 30, 2024
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Liabilities
Foreign currency forward contracts	$—	$(1,523)	$—	$(1,523)	$59,065
Total derivative liabilities, at fair value	$—	$(1,523)	$—	$(1,523)	$59,065

The effect of transactions in derivative instruments on the Statements of Operations during the three and nine months ended September 30, 2024 were as follows:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Net change in unrealized gain (loss) on foreign currency forward contracts	$(2,099)	$(1,523)
Realized gain (loss) on foreign currency forward contracts	$—	$35

The following table presents both gross and net information about derivative instruments eligible for offset in the Statements of Assets and Liabilities as of September 30, 2024.

		September 30, 2024
Counterparty	Account in the Statements of Asset and Liabilities	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Statements of Assets and Liabilities	Collateral Received/Pledged(1)	Net Amounts(2)
SMBC Capital Markets, Inc.	Derivative liabilities, at fair value	$(1,523)	$—	$(1,523)	$—	$(1,523)
(1) Amount excludes excess cash collateral paid.
(2) Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts, if applicable.

Note 7. Borrowings
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2024, the Company’s asset coverage was 504.3%.
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

As of September 30, 2024, the Company was in compliance with all covenants and other requirements of the Revolving Credit Facility.

The Company’s outstanding debt obligations were as follows:

	September 30, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion(1)	Amount Available(2)
Revolving Credit Facility	$575,000	$138,800	$138,800	$436,200	$352,640
Total	$575,000	$138,800	$138,800	$436,200	$352,640

(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to the Revolving Credit Facility’s borrowing base.
As of September 30, 2024, $0.3 million of interest expense and $0.5 million of unused commitment fees were included in interest payable. For the three months ended September 30, 2024, the weighted average interest rate on all borrowings outstanding was 9.3% (excluding unused fees) and the average principal debt outstanding was $53.2 million. For the nine months ended September 30, 2024, the weighted average interest rate on all borrowings outstanding was 9.4% (excluding unused fees and costs incurred in connection with Warehousing Transactions) and the average principal debt outstanding was $52.4 million.

The components of interest expense were as follows:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Borrowing interest expense	$1,039	$1,982
Facility unused fees	500	940
Amortization of financing costs	203	379
Financing fees (Note 8)	—	5,104
Backstop fees (Note 8)	—	532
Total interest expense	$1,742	$8,937
Cash paid for interest expense	$1,431	$8,091
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

The Company’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2024, the Company had unfunded delayed draw term loans and revolvers in the aggregate principal amount of $19.2 million.
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2024, management is not aware of any material pending or threatened litigation.

The Adviser agreed to bear all of the Company’s expenses, including organization and offering expenses, through April 8, 2024, the date on which the Company broke escrow for the initial offering of its Common Shares, on which date the Company became obligated to reimburse the Adviser for such advanced expenses upon breaking escrow for the Private Offering and the Adviser requesting reimbursement of these expenses paid pursuant to the Expense Support Agreement. For the three and nine months ended September 30, 2024, there were no reimbursement payments made to the Adviser.

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

Pursuant to the Macquarie Purchase Agreements, the Company could request that the Macquarie Financing Provider acquire such Macquarie Warehouse Investments as the Company may designate from time to time, which a Macquarie Financing Provider could approve or reject in its sole and absolute discretion. Prior to any sale to the Company, the Macquarie Warehouse Investments were owned and held solely for the account of the relevant Macquarie Financing Provider. Until such time as the Company satisfied the Macquarie Warehouse Conditions, which occurred on April 8, 2024, it had no obligation to purchase the Macquarie Warehouse Investments nor be entitled to any benefits or subject to any obligations under the Macquarie Purchase Agreements. During the three and nine months ended September 30, 2024, the Company recognized $0.0 million and $242.4 million, respectively, of investments at principal ($11.0 million of which was unfunded) from the Macquarie Financing Providers. As of September 30, 2024, there are no forward obligations to settle the purchase of Macquarie Warehouse Investments from the Macquarie Financing Providers.

In consideration for the forward arrangement provided by the Macquarie Financing Providers, the Company paid, subject to the satisfaction of the Warehouse Conditions, certain fees and expenses to the Macquarie Financing Providers, including a financing fee with respect to the portion of the purchase amount that is funded equivalent to 3.10% to 3.40% per annum. For the three and nine months ended September 30, 2024, financing fees of $0.0 million and $5.1 million, respectively, were paid to the Macquarie Financing Providers, which are included in interest expense on the Statements of Operations.

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

For the three and nine months ended September 30, 2024, $0.0 million and $0.5 million, respectively, of fees (the “backstop fees”) were paid to the two non-affiliated guarantors, which is included in interest expense on the Statements of Operations.

For the nine months ended September 30, 2024, all of the income, expenses and mark-to-market gain/loss under all Macquarie Purchase Agreements, in addition to other economic rights and obligations held by the Company, were recognized in the Company’s financial statements.

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

Until such time as the Company satisfied the Warehouse Conditions, which occurred on April 8, 2024, the Company had no obligation to purchase the Cliffwater Warehouse Investments nor be entitled to any benefits or subject to any obligations under the Cliffwater Facility Agreement. During the three and nine months ended September 30, 2024, the Company recognized $0.0 million and $135.1 million, respectively, of investments at principal ($4.7 million of which was unfunded) from the Cliffwater Financing Provider. As of September 30, 2024, there are no forward obligations to settle the purchase of Cliffwater Warehouse Investments from the Cliffwater Financing Provider.

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
As of April, 8, 2024, the Company had satisfied the minimum offering requirement, and the Company’s Board had authorized the release of proceeds from escrow. As of such date, the Company issued and sold 8,827,880 shares at an offering price of $25.00 per share, and the Board authorized the release of $220.7 million to the Company as payment for such shares. As of September 30, 2024, certain affiliates of the Adviser had subscribed for $5.6 million. Under the terms of the Company’s Declaration of Trust, all Common Shares have equal rights as to voting and, when they are issued, will be duly authorized, validly issued, fully paid and nonassessable.

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

The following table summarizes transactions in Common Shares of beneficial interest during the three months ended September 30, 2024:

	Shares	Amount
Share transactions:
Subscriptions	5,676,677	$148,052
Distributions reinvested	112,139	2,911
Share repurchases	—	—
Early repurchase deduction	—	—
Total net increase (decrease)	5,788,816	$150,963

The following table summarizes transactions in Common Shares of beneficial interest during the nine months ended September 30, 2024:

	Shares	Amount
Share transactions:
Subscriptions	21,278,045	$542,980
Distributions reinvested	112,139	2,911
Share repurchases	—	—
Early repurchase deduction	—	—
Total net increase (decrease)	21,390,184	$545,891

Net Asset Value per Share and Offering Price

The Company determines NAV for its shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table summarizes each month-end NAV per share for Common Shares of beneficial interest during the nine months ended September 30, 2024:

For the Months Ended	NAV Per Share
April 30, 2024	$25.63
May 31, 2024	$25.83
June 30, 2024	$25.96
July 31, 2024	$26.11
August 31, 2024	$26.30
September 30, 2024	$26.23

Distributions

The Company declares monthly distribution amounts per share of Common Shares of beneficial interest payable quarterly in arrears. The following table presents distributions that were declared during the three and nine months ended September 30, 2024:

Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
April 30, 2024	April 30, 2024	July 31, 2024	$0.1000	$883
May 29, 2024	May 31, 2024	July 31, 2024	0.1310	1,634
June 26, 2024	June 30, 2024	July 31, 2024	0.1320	2,059
July 24, 2024	July 31, 2024	October 31, 2024	0.1320	2,430
August 27, 2024	August 31, 2024	October 31, 2024	0.1330	2,678
September 26, 2024	September 30, 2024	October 28, 2024	0.1330	2,845
September 26, 2024 (1)	September 30, 2024	October 31, 2024	0.2000	4,278
Total			$0.9610	$16,807
(1) Represents a special distribution.

Distribution Reinvestment Plan
The Company has adopted a distribution reinvestment plan, pursuant to which the Company will reinvest all cash distributions declared by the Company on behalf of the Company’s shareholders who do not elect to receive their distributions in cash as provided below. As a result, if the Company declares a cash distribution, then shareholders who have not opted out of the Company’s distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares as described below, rather than receiving the cash distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.
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
Through September 30, 2024, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement avoids distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its Common Shares during the nine months ended September 30, 2024:

Source of Distribution	Per Share	Amount
Net investment income	$0.9610	$16,807
Net realized gains	—	—
Total	$0.9610	$16,807

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

There were no share repurchases during the three and nine months ended September 30, 2024.

Note 10. Financial Highlights
The following are the financial highlights for the nine months ended September 30, 2024:

Nine Months Ended September 30, 2024
Per Share Data:
Net asset value, beginning of period	$25.00
Net investment income (1)	1.78
Net unrealized and realized gain (loss) (2)	0.41
Net increase (decrease) in net assets resulting from operations	2.19
Distributions from net investment income (3)	(0.96)
Distributions from net realized gains (3)	—
Net increase (decrease) in net assets from shareholders' distributions	(0.96)
Total increase (decrease) in net assets	1.23
Net asset value, end of period	$26.23
Shares outstanding, end of period	21,390,284
Total return based on NAV (4)	8.81%
Ratios:
Ratio of net expenses to average net assets (5)	3.09%
Ratio of net investment income to average net assets (5)	13.77%
Portfolio turnover rate	6.69%
Supplemental Data:
Net assets, end of period	$561,141
Asset coverage ratio	504.3%
(1)The per share data was derived by using the weighted average shares outstanding during the period.
(2)The amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
(3)The per share data for distributions was derived by using the actual shares outstanding at the date of the relevant transactions (refer to Note 9).
(4)Total return is calculated as the change in NAV per share during the period, plus distributions per share (assuming distributions are reinvested in accordance with the Company's distribution reinvestment plan) divided by the beginning NAV per share. Total return does not include upfront transaction fee, if any.
(5)For the nine months ended September 30, 2024, amounts are annualized except for expenses incurred prior to the Initial Closing, capital gains incentive fee, excise tax expense and net income from the Warehousing Transactions. For the nine months ended September 30, 2024, the ratio of total Operating Expenses to average net assets was 7.86% on an annualized basis, excluding the effect of expense support/(recoupment), shareholder servicing and/or distribution fees waiver, and management fee and income based incentive fee waivers by the Adviser which represented 4.77% of average net assets.

Note 11. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the financial statements. There have been no additional subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the financial statements as of September 30, 2024, except as discussed below.

Subscriptions
The Company received $53.8 million of net proceeds relating to the issuance of Common Shares for subscriptions effective October 1, 2024.

The Company received $24.6 million of net proceeds relating to the issuance of Common Shares for subscriptions effective November 1, 2024.

Distributions Declarations
On October 23, 2024, the Company declared regular distributions of $0.1330 per Common Share, all of which are payable on or about January 30, 2025 to shareholders of record as of October 31, 2024.

Other
The Managing Dealer decided to extend the waiver of the Company’s shareholder servicing and/or distribution fee until December 31, 2024. Previously, the Managing Dealer had agreed to waive the shareholder servicing and/or distribution fee for the first six months following the date on which the Company broke escrow, which occurred on April 8, 2024.

The Adviser decided to extend the waiver of the Company’s management fee and incentive fee based on income until December 31, 2024. Previously, the Adviser had agreed to waive the management fee and incentive fee based on income for the first six months following the date on which the Company broke escrow, which occurred on April 8, 2024.

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

Portfolio and Investment Activity
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

As of and for the three months ended September 30, 2024
Total investments, beginning of period	$501,527
New investments purchased	224,661
Payment-in-kind interest capitalized	1,910
Net accretion of discount on investments	1,172
Net realized gain (loss) on investments	(8)
Investments sold or repaid	(25,391)
Total investments, end of period	$703,871
The following table presents certain selected information regarding our investment portfolio:

September 30, 2024
Weighted average yield on debt and income producing investments, at amortized cost(1)	11.9%
Weighted average yield on debt and income producing investments, at fair value(1)	11.9%
Weighted average yield on total portfolio, at amortized cost(2)	10.9%
Weighted average yield on total portfolio, at fair value(2)	10.9%
Number of portfolio companies	78
Weighted average EBITDA(3)	$175.8
Weighted average loan-to-value (“LTV”) (4)	51%
Percentage of debt investments bearing a floating rate, at fair value	92.5%
Percentage of debt investments bearing a fixed rate, at fair value	7.5%
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

Our investments consisted of the following:

	September 30, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$600,728	$603,775	85.30%
Second lien debt	5,271	5,270	0.74
Other secured debt	17,761	17,785	2.51
Unsecured debt	16,037	16,597	2.34
Preferred equity	28,945	29,085	4.11
Other equity investments	35,129	35,390	5.00
Total	$703,871	$707,902	100.00%

As of September 30, 2024, there were no investments in the portfolio on non-accrual status.

The table below describes investments by industry composition based on fair value:

September 30, 2024
Industrial Support Services	10.48%
Software and Computer Services	9.31
Retailers	6.91
General Industrials	6.89
Media	6.72
Aerospace and Defense	6.30
Medical Equipment and Services	5.46
Travel and Leisure	5.27
Beverages	4.86
Non-Life Insurance	3.71
Consumer Services	3.56
Personal Care, Drug and Grocery Stores	3.53
Personal Goods	3.44
Chemicals	3.27
Telecommunications Equipment	2.95
Asset Based Lending and Fund Finance	2.67
Industrial Transportation	2.57
Industrial Metals and Mining	2.39
Electricity	2.25
Health Care Providers	1.40
Construction and Materials	1.38
Investment Banking and Brokerage Services	1.14
Life Insurance	0.70
Pharmaceuticals and Biotechnology	0.68
Automobiles and Parts	0.67
Technology Hardware and Equipment	0.44
Finance and Credit Services	0.40
Household Goods and Home Construction	0.33
Industrial Engineering	0.32
Total	100.00%

The table below describes investments by geographic composition:

September 30, 2024
Australia	0.37%
Austria	5.21
Taiwan	0.44
United Kingdom	4.00
United States	89.98
Total	100.00%

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
•attendance at and participation in board meetings or presentations by portfolio companies; and
•review of monthly and quarterly financial statements and financial projections of portfolio companies.
Results of Operations
The following table represents our operating results:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Total investment income	$18,891	$38,605
Net expenses	1,455	9,021
Net investment income before excise tax	17,436	29,584
Excise tax expense	337	337
Net investment income after excise tax	17,099	29,247
Net realized gain (loss)	102	299
Net change in unrealized appreciation (depreciation)	232	2,508
Net increase (decrease) in net assets resulting from operations	$17,433	$32,054

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.
Investment Income
Investment income was as follows:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Interest income	$16,364	$32,950
Payment-in-kind interest income	2,514	5,638
Other income	13	17
Total investment income	$18,891	$38,605

For the nine months ended September 30, 2024, total investment income was $38.6 million driven by our deployment of capital and income earned on the investments funded by the Financing Providers under the Warehousing Transactions. As of September 30, 2024, the size of our investment portfolio at fair value was $707.9 million and our weighted average yield on debt and income producing securities at fair value was 11.9%.

Expenses
Expenses were as follows:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Interest expense	$1,742	$8,937
Management fees	1,629	2,540
Income based incentive fee	2,050	3,389
Capital gains incentive fee	50	421
Shareholder servicing and/or distribution fees	328	513
Professional fees	268	742
Board of Trustees’ fees	74	215
Administrative service expenses	363	706
Other general & administrative	361	871
Organization expenses	—	150
Amortization of continuous offering costs	452	833
Excise tax expense	337	337
Total expenses	7,654	19,654
Expense Support	(1,855)	(3,854)
Distribution and/or shareholder servicing fees waived	(328)	(513)
Management fees waived	(1,629)	(2,540)
Income based incentive fees waived	(2,050)	(3,389)
Net expenses	$1,792	$9,358
Interest Expense
Total interest expense (including unused fees and amortization of deferred financing costs) of $1.7 million for the three months ended September 30, 2024 was driven by $53.2 million of average borrowings under our credit facility.

Total interest expense (including unused fees, amortization of deferred financing costs, financing fees and backstop fees) of $8.9 million for the nine months ended September 30, 2024 was driven by $52.4 million of average borrowings under our credit facility and expenses incurred related to the investments funded by the Financing Providers under the Warehousing Transactions.
Management Fees
For the three and nine months ended September 30, 2024, management fees were $1.6 million and $2.5 million, respectively. Management fees are payable quarterly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable quarter, as adjusted for any share issuances or repurchases during the quarter that do not occur on the first calendar day of the quarter. The Adviser has agreed to waive the management fee for the first six months following the date on which we broke escrow for the Private Offering, which resulted in waivers of $1.6 million and $2.5 million, respectively, for the three and nine months ended September 30, 2024.
Income Based Incentive Fees
For the three and nine months ended September 30, 2024, income based incentive fees were $2.1 million and $3.4 million, respectively. The Adviser has agreed to waive the income based incentive fee for the first six months following the date on which we broke escrow for the Private Offering, which resulted in a waiver of $2.1 million and $3.4 million, respectively, for the three and nine months ended September 30, 2024.

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
For the three and nine months ended September 30, 2024, capital gains based incentive fees were $0.1 million and $0.4 million, respectively, primarily due to net unrealized gains on investments, none of which were payable under the Investment Advisory Agreement. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.
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

Total other expenses were $1.5 million for the three months ended September 30, 2024, primarily comprised of $0.4 million of general and administrative expenses (including fees paid to our sub-administrator and transfer agent), $0.3 million of professional fees (including legal, audit and tax) and $0.5 million of offering costs.

Total other expenses were $3.5 million for the nine months ended September 30, 2024, primarily comprised of $0.9 million of general and administrative expenses (including fees paid to our sub-administrator and transfer agent), $0.7 million of professional fees (including legal, audit and tax) and $0.8 million of offering costs.

The Managing Dealer has agreed to waive the shareholder servicing and/or distribution fee for the first six months following the
Initial Closing. All other expenses were borne by the Adviser, subject to future reimbursement pursuant to terms of the Expense Support Agreement.
Under the terms of the Administration Agreement and Investment Management Agreement, we reimburse the Administrator and Adviser, respectively, for services performed for us. In addition, pursuant to the terms of these agreements, the Administrator and Adviser may delegate its obligations under these agreements to an affiliate or to a third party and we reimburse the Administrator and Adviser for any services performed for us by such affiliate or third party. For the three and nine months ended September 30, 2024, the Administrator charged $0.4 million and $0.7 million, respectively, for certain costs and expenses allocable to the Company under the terms of the Administration Agreement, all of which were borne by the Adviser, subject to future reimbursement pursuant to the terms of the Expense Support Agreement.

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
For the three and nine months ended September 30, 2024, we incurred $0.3 million and $0.3 million of U.S. federal excise tax, respectively.
Net Realized Gain (Loss)
Net realized gains and losses were comprised of the following:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Non-controlled/non-affiliated investments	$(7)	$(6)
Foreign currency forward contracts	—	35
Foreign currency transactions	109	270
Net realized gain (loss)	$102	$299

For the three months ended September 30, 2024, we generated net realized gains (losses) of $0.1 million, which was primarily comprised of net realized gains on foreign currency transactions, primarily as a result of fluctuations in the GBP exchange rate.

For the nine months ended September 30, 2024, we generated net realized gains (losses) of $0.3 million, which was primarily comprised of net realized gains on foreign currency transactions, primarily as a result of fluctuations in the EUR exchange rate.

Net Change in Unrealized Appreciation (Depreciation)

Net change in unrealized appreciation (depreciation) was comprised of the following:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Non-controlled/non-affiliated investments	$2,331	$4,031
Foreign currency forward contracts	(2,099)	(1,523)
Translation of assets and liabilities in foreign currencies	—	—
Net change in unrealized appreciation (depreciation)	$232	$2,508
For the three months ended September 30, 2024, the fair value of our debt investments increased due to spread tightening in the private credit markets. For the three months ended September 30, 2024 we generated foreign currency unrealized gains of $2.1 million on investments (included in unrealized gains on non-controlled/non-affiliated investments) primarily as a result of fluctuations in the GBP and EUR exchange rates.
For the nine months ended September 30, 2024, the fair value of our debt investments increased due to spread tightening in the private credit markets. For the nine months ended September 30, 2024 we generated foreign currency unrealized gains of $1.5 million on investments (included in unrealized gains on non-controlled/non-affiliated investments) primarily as a result of fluctuations in the GBP and EUR exchange rates.
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
As of September 30, 2024, we had one corporate-level revolving credit facility. From time to time, we may enter into additional credit facilities, increase the size of our existing credit facilities and/or issue debt securities, including unsecured notes. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of September 30, 2024, we had an aggregate amount of $138.8 million of debt outstanding and our asset coverage ratio was 504.3%. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage.
Cash and cash equivalents as of September 30, 2024, taken together with our $436.2 million of available capacity under our credit facility (subject to borrowing base availability) and the continuous offering of our Common Shares is expected to be sufficient for our investing activities and to conduct our operations in the near term. This determination is based in part on our expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of our Common Shares and the use of existing and future financing arrangements. As of September 30, 2024, we had significant amounts payable and commitments for existing and new investments, which we planned to fund using proceeds from offering our Common Shares and available borrowing capacity under our credit facility. Additionally, we held $165.8 million of Level 2 investments as of September 30, 2024, which could provide additional liquidity if necessary.
Although we were able to close on a credit facility during the nine months ended September 30, 2024, any disruption in the financial markets or any other negative economic development could restrict our access to financing in the future. We may not be able to find new financing for future investments or liquidity needs and, even if we are able to obtain such financing, such financing may not be on as favorable terms as we could have obtained in the past. These factors may limit our ability to make new investments and adversely impact our results of operations.
As of September 30, 2024, we had $8.7 million in cash and cash equivalents. During the nine months ended September 30, 2024, cash used in operating activities was $665.6 million, primarily as a result of funding portfolio investments of $733.8 million, partially offset by proceeds from sale of investments and principal repayments of $36.7 million and other operating uses of $31.5 million. Cash provided by financing activities was $674.3 million during the period, primarily as a result of new share issuances related to $543.0 million of subscriptions and net borrowings of $138.8 million.
Equity
The following table summarizes transactions in Common Shares of beneficial interest during the three months ended September 30, 2024:

	Shares	Amount
Share transactions:
Subscriptions	5,676,677	$148,052
Distributions reinvested	112,139	2,911
Share repurchases	—	—
Early repurchase deduction	—	—
Total net increase (decrease)	5,788,816	$150,963

The following table summarizes transactions in Common Shares of beneficial interest during the nine months ended September 30, 2024:

	Shares	Amount
Share transactions:
Subscriptions	21,278,045	$542,980
Distributions reinvested	112,139	2,911
Share repurchases	—	—
Early repurchase deduction	—	—
Total net increase (decrease)	21,390,184	$545,891

Distributions and Distribution Reinvestment
The following table summarizes our distributions declared and payable for the nine months ended September 30, 2024 (dollar amounts in thousands, except per share amounts):

Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
April 30, 2024	April 30, 2024	July 31, 2024	$0.1000	$883
May 29, 2024	May 31, 2024	July 31, 2024	0.1310	1,634
June 26, 2024	June 30, 2024	July 31, 2024	0.1320	2,059
July 24, 2024	July 31, 2024	October 31, 2024	0.1320	2,430
August 27, 2024	August 31, 2024	October 31, 2024	0.1330	2,678
September 26, 2024	September 30, 2024	October 28, 2024	0.1330	2,845
September 26, 2024 (1)	September 30, 2024	October 31, 2024	0.2000	4,278
Total			$0.9610	$16,807
(1) Represents a special distribution.

With respect to distributions, we have adopted an “opt out” distribution reinvestment plan for shareholders. As a result, in the event of a declared cash distribution or other distribution, each shareholder that has not “opted out” of the distribution reinvestment plan will have their distributions automatically reinvested in additional shares rather than receiving cash distributions. Shareholders who receive distributions in the form of shares will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that we declared on our Common Shares during the nine months ended September 30, 2024:

Source of Distribution	Per Share	Amount
Net investment income	$0.9610	$16,807
Net realized gains	—	—
Total	$0.9610	$16,807

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

Under the share repurchase program, to the extent we offer to repurchase shares in any particular quarter, we expect to repurchase shares pursuant to tender offers each quarter using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year (or, in the case of shareholders who purchased shares in the Initial Closing, until at least March 31, 2025) will be repurchased at 98% of the applicable NAV per share (the “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived, at our discretion, in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by us for the benefit of remaining shareholders. We intend to conduct the repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

There were no share repurchases during the nine months ended September 30, 2024.
Borrowings
Our outstanding debt obligations were as follows:

	September 30, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion(1)	Amount Available(2)
Revolving Credit Facility	$575,000	$138,800	$138,800	$436,200	$352,640
Total	$575,000	$138,800	$138,800	$436,200	$352,640
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to the Revolving Credit Facility’s borrowing base.

A summary of our contractual payment obligations under our Revolving Credit Facility as of September 30, 2024, is as follows:

	September 30, 2024
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$575,000	$—	$—	$575,000	$—
Total	$575,000	$—	$—	$575,000	$—
For additional information on our debt obligations see "Note 7. Borrowings” to the financial statements.
Off-Balance Sheet Arrangements
Portfolio Company Commitments
Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2024, we had unfunded delayed draw term loans and revolvers with an aggregate principal amount of $19.2 million.

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
Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At September 30, 2024, management is not aware of any material pending or threatened litigation.
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
Performance
The year-to-date (“YTD”) total return based on NAV for our Common Shares are as follows:

	Inception Date	YTD Return (1)
Common Shares (no upfront placement fee)	April 8, 2024	8.81%
Common Shares (with upfront placement fee)	April 8, 2024	6.64%
(1)Performance is through September 30, 2024 and assumes the maximum allowable placement fee (if applicable) and that distributions are reinvested pursuant to our distribution reinvestment plan and, with respect to figures listed next to “with upfront placement fee,” the maximum upfront placement fee (e.g. 2.0% for Common Shares) was charged and the starting NAV per share was increased for the applicable period, solely for purposes of this calculation, by the amount of the maximum upfront placement fee.
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
As of September 30, 2024, 92.5% of our performing debt investments at fair value were at floating rates. Based on our Statements of Assets and Liabilities as of September 30, 2024, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments) and assuming no changes in our investment and borrowing structure:

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$18,100	$(4,164)	$13,936
Up 200 basis points	$12,067	$(2,776)	$9,291
Up 100 basis points	$6,033	$(1,388)	$4,645
Down 100 basis points	$(6,033)	$1,388	$(4,645)
Down 200 basis points	$(12,024)	$2,776	$(9,248)
Down 300 basis points	$(17,943)	$4,164	$(13,779)
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
(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.
Item 4. Mine Safety Disclosures.

Not applicable.
Item 5. Other Information.

During the fiscal quarter ended September 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

HPS Corporate Capital Solutions Fund

November 14, 2024	/s/ Michael Patterson
Michael Patterson
Chief Executive Officer

November 14, 2024	/s/ Robert Busch
Robert Busch
Chief Financial Officer