Form 10-K
period 2024-12-31
HPS Corporate Capital Solutions Fund
filed 2025-03-28
CIK 1989817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-K
_____________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐    No  ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes  ☒    No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  Yes  ☐   No  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of December 31, 2024, there was no established public market for the Registrant’s common shares of beneficial interest ("Common Shares").

As of March 24, 2025, the Registrant had 30,911,171 common shares of beneficial interest, $0.01 par value per share (the “Common Shares”), outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about HPS Corporate Capital Solutions Fund (together, with its consolidated subsidiaries, the “Company”, “we” or “our”), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:
•our future operating results;
•our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives as a result of inflation, the imposition of tariffs, increases in borrowing costs and a potential global recession;
•the impact of geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing conflict between Russia and Ukraine and the broader Middle East conflict;
•the impact of the investments that we expect to make;
•our ability to raise sufficient capital to execute our investment strategy;
•our current and expected financing arrangements and investments;
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
•the elevated levels of inflation, and its impact on our portfolio companies and on the industries in which we invest;
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
•the effect of changes to tax legislation and our tax position; and
•the tax status of the enterprises in which we may invest, including the imposition of tariffs upon either the supplies utilized by those enterprises or the enterprises’ end products.

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

Risk Factor Summary

The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth in the section entitled “Item 1A. Risk Factors” in this report.

Risks Related to the Company’s Business and Structure
•The Company is Dependent on the Investment Team.
•An Investment in the Company is Illiquid and There are Restrictions on Withdrawal.
•There Can be No Assurance the Company Will be Able to Obtain Leverage.
•The Company is Subject to Risks Relating to Use of Leverage.
•The Company is Subject to Risks Relating to Obtaining a Rating from One or More Credit Rating Agencies.
•The Adviser May be Required to Expedite Investment Decisions.
•The Company is Subject to Risks Relating to Portfolio Valuation.
•The Company is Subject to Risks Relating to Lack of Diversification.
•The Company is Subject to Risks Relating to the Timing of Realization of Investments.
•The Company is Subject to Risks Associated with Sourcing, Operating or Joint Venture Partners.
•The Company is Subject to Risks Relating to Distributions.
•The Board has the Discretion to Not Repurchase Common Shares, to Suspend the Share Repurchase Program, and to Cease Repurchases.
•The Company Faces Risks Associated With the Deployment of Capital.
•The Company May Operate in Periods of Capital Markets Disruption, Significant Volatility and Economic Uncertainty.
•The Company is Exposed to Risks Associated With Changes in Interest Rates, Including the Current Elevated Interest Rate Environment.

Risks Relating to the Company’s Investments
•The Company’s NAV May Be Subject to Greater Volatility Than Other BDCs that Solely Focus on Current Income Generation.
•The Company’s Portfolio Companies May be Highly Leveraged.
•The Company is Subject to Risks Due to its Reliance on Portfolio Company Management.
•The Company May Be Subject to Risks Due to Not Holding Controlling Equity Interests in Portfolio Companies.
•The Company is Subject to Risks Relating to Defaults by Portfolio Companies.
•The Company is Subject to Risks Relating to Third Party Litigation.
•Economic Conditions May Have Adverse Effects on the Company and the Portfolio Companies.
•The Company is Subject to Risks Associated with Investments in Original Issue Discount and Payment-In-Kind Instruments.
•The Company is Subject to Risks Relating to Senior Secured Debt and Unitranche Debt.
•The Company is Subject to Risks Relating to Subordinated Loans.
•The Company May Invest in Loans with Limited Amortization Requirements.
•The Company is Subject to Risks Relating to Potential Early Redemption of Some Investments.
•The Company is Subject to Risks of Investments in Certain Countries.
•The Company is Subject to Risks Associated with Management of Distressed Investments.

Risks Related to Certain Regulatory and Tax Matters
•The Company is Subject to Risks Relating to Regulations Governing the Company’s Operation as a BDC.
•The Company Must Invest a Sufficient Portion of Assets in Qualifying Assets.
•The Company Will Incur Significant Costs as a Result of Having Securities Registered under the Exchange Act.
•The Company is Subject to Risks Relating to General Data Protection Regulations.

Federal Income Tax Risks
•The Company is Subject to RIC Qualification Risks.
•The Company May Experience Difficulty with Paying Required Distributions.
•Some Investments May be Subject to Corporate-Level Income Tax.

PART I
Item 1. Business.

Our Company

HPS Corporate Capital Solutions Fund was formed on August 10, 2023, as a Delaware statutory trust. We seek to invest primarily in newly originated, privately negotiated senior secured debt and, to a lesser extent, junior capital of upper middle market or larger scale companies predominantly in the U.S. Our investment objective is to produce attractive, risk adjusted returns in the form of current income and long-term capital appreciation. We are a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). As a non-diversified investment company within the meaning of the 1940 Act, the Company is not limited by the 1940 Act with respect to the proportion of its assets that it may invest in securities of a single issuer. We are externally managed by our adviser, HPS Advisors, LLC (the “Adviser”), a wholly-owned subsidiary of HPS Investment Partners, LLC (the “Administrator” or “HPS”). We intend to elect to be treated for federal income tax purposes as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with our tax year ended December 31, 2024, and we intend to operate in a manner so as to continue to qualify as a RIC in each taxable year thereafter.

We are a privately placed, perpetual-life BDC, which is a BDC whose shares are not listed for trading on a stock exchange or other securities market. We use the term “perpetual-life BDC” to describe an investment vehicle of indefinite duration, whose common shares of beneficial ownership are intended to be sold on a continuous basis at regular frequency by the BDC at a price generally equal to the BDC’s net asset value (“NAV”) per share. The Company’s common shares of beneficial ownership (the “Common Shares”) described herein have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), the securities laws of any other state or the securities laws of any other jurisdiction. The Common Shares are being offered and sold under the exemption from registration under the Securities Act under Regulation D and Regulation S. Each purchaser will be required to represent that it is (i) either an “accredited investor” as defined in Rule 501 of Regulation D under the Securities Act or, in the case of Common Shares sold outside the United States, not a “U.S. person” in accordance with Regulation S of the Securities Act and (ii) acquiring the Common Shares purchased by it for investment and not with a view to resale or distribution.

Our investment objective is to produce attractive, risk-adjusted returns in the form of current income and long-term capital appreciation by investing primarily in newly originated, privately negotiated senior secured debt and, to a lesser extent, junior capital of upper middle market and larger scale companies predominantly in the U.S. We use the term “upper middle market” to generally refer to companies with earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) of $75 million to $1 billion annually or revenue of $250 million to $5 billion annually at the time of our investment. We may invest in smaller companies if the opportunity presents attractive investment characteristics and risk-adjusted returns. While our investment strategy focuses primarily on companies in the United States, we also intend to leverage HPS’s global presence to invest in companies in Europe, Australia and other locations outside of the U.S. subject to compliance with BDC requirements to invest at least 70% assets in “eligible portfolio companies”.

We intend to allocate our private investment capital dynamically across the senior secured direct lending, junior capital, and special situations segments of the private credit market to seek to capture what HPS believes are compelling risk-adjusted return opportunities within different market environments. Special situations refer to investment situations where a company’s value is potentially impacted by complicating factors such as a corporate transaction, regulatory change or jurisdictionally related issue, stakeholder action, time constrained capital need or financial distress. Specifically, we will seek to achieve our investment objective by pairing a primary allocation to current income focused, first lien senior secured direct lending with smaller, dynamic allocations to more total-return oriented junior capital and special situations investments.

Our investment strategy also includes a smaller allocation to more liquid credit investments such as non-investment grade broadly syndicated loans, leveraged loans, secured and unsecured corporate bonds, and securitized credit. Our liquid credit instruments have included senior secured loans and may include senior secured bonds, high yield bonds and structured credit instruments. We intend to use these investments to maintain liquidity for our share repurchase program and to manage cash before investing subscriptions into directly originated, privately negotiated loans, while seeking attractive risk-adjusted investment returns. We also may invest in publicly traded securities of larger corporate issuers on an opportunistic basis when market conditions create compelling potential return opportunities, subject to compliance with BDC requirements to invest at least 70% of assets in “eligible portfolio companies.”

Under normal circumstances, we invest at least 80% of our net assets plus borrowings for investment purposes in capital instruments (securities throughout the capital structure of a company) issued by corporate issuers (including loans, notes, bonds and other corporate debt or equity securities).

We have and intend to continue to use leverage to seek to enhance our returns. Our leverage levels will vary over time in response to general market conditions, the size and composition of our investment portfolio and the views of our Adviser and Board of Trustees (the “Board”). We expect that our debt-to-equity ratio will generally range between 0.5x and 1.0x. While our leverage employed may be greater or less than these levels from time to time, we are subject to the limitations set forth in the 1940 Act, which currently allows us to borrow up to a 2:1 debt to equity ratio. Our leverage may take the form of revolving or term loans from financial institutions, secured or unsecured bonds, or securitization of portions of our investment portfolio via collateralized loan obligations or preferred shares. When determining whether to borrow money and assessing the various borrowing structure alternatives, we analyze the maturity, rate structure and covenant package of the proposed borrowings in the context of our investment portfolio, pre-existing borrowings and market outlook. The use of leverage magnifies returns, including losses. See “Risk Factors - The Company is Subject to Risks Relating to the Use of Leverage.”

Subscriptions to purchase our Common Shares may be made on an ongoing basis, but investors currently may only purchase our Common Shares pursuant to accepted monthly subscription orders effective as of the first calendar day of each month. We, in our sole discretion, may determine to accept subscriptions on a less frequent basis and may begin accepting subscriptions on a quarterly (as opposed to monthly) basis (the “Subscription Frequency”). However, we may determine not to change the Subscription Frequency at all.

On April 8, 2024 (the “Initial Closing”), we issued unregistered Common Shares, par value $0.01, to certain accredited investors in the Initial Closing of our Private Offering (as defined below). The terms of the Private Offering required us to deposit all subscription proceeds in an escrow account with the Bank of New York Mellon, as escrow agent, until (i) we received subscriptions of at least $200.0 million; and (ii) our Board authorized the release of funds in the escrow account. On April 8, 2024, our Board authorized the release from escrow of the subscription proceeds of approximately $220.7 million and we issued and sold 8,827,880 shares to such accredited investors. The purchase price for our Common Shares in the Initial Closing was $25 per share. Thereafter, the purchase price per share equals the NAV per share, as of the last calendar day of the month immediately prior to the effective date of the share purchase. The Managing Dealer and the participating brokers will use their best efforts to sell the shares but are not obligated to purchase or sell any specific amount of shares. The Managing Dealer intends to enter into additional placement agreements with broker-dealers in connection with the private offering of our Common Shares (the “Private Offering”).

We may merge with and into an affiliated publicly offered, non-traded BDC, HPS Corporate Capital Solutions BDC (the “Non-Traded BDC”), having the same investment adviser, substantially the same investment objectives and policies as us and the same management and advisory fees as us (the “Merger”), and, if the Merger occurs, holders of our Common Shares will receive common shares of the Non-Traded BDC pursuant to the Merger. However, there can be no assurance the Merger will occur, and we may instead continue as a perpetually offered, privately placed BDC.

To the extent the Merger does occur, it will be structured with the intent to qualify as a tax-free reorganization within the meaning of Section 368(a) of the Code, and Simpson Thacher & Bartlett LLP will deliver an opinion that the Merger should qualify for such treatment.

Our Investment Adviser and Administrator

Our investment activities are managed by the Adviser, an investment adviser registered with the SEC under the Advisers Act and a wholly-owned subsidiary of HPS that has access to the same resources and investment personnel for the management of the Company that HPS utilizes for the management of other funds and accounts. Our Adviser is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis.

The Administrator provides or oversees the performance of administrative and compliance services. We reimburse the Administrator for its costs, expenses and our allocable portion of compensation (including salaries, bonuses and benefits) of the Administrator’s personnel and the Administrator’s overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the administration agreement (the “Administration Agreement”).

HPS is a leading global credit-focused alternative investment firm with $149 billion of assets under management as of December 31, 2024. HPS invests primarily in credit and manages various strategies across the capital structure, including privately negotiated senior debt; privately negotiated junior capital solutions in debt, preferred equity and common equity formats; liquid credit including syndicated leveraged loans, collateralized loan obligations and high yield bonds; asset-based finance and real estate. HPS has approximately 250 investment professionals and more than 770 total employees, working from fourteen1 offices globally as of December 31, 2024.

1 Excludes certain smaller, regional offices.

HPS was established in 2007 as a unit of Highbridge Capital Management, LLC (“HCM”), a subsidiary of J.P. Morgan Asset Management (“JPMAM”). On March 31, 2016, the senior executives of HPS acquired HPS and its subsidiaries from JPMAM and HCM (the “Transaction”). Following the Transaction, JPMAM retained a passive minority investment in HPS, which was subsequently redeemed in April 2022. In June 2018, affiliates of Dyal Capital Partners made a passive minority investment in HPS. In February 2022, an affiliate of The Guardian Life Insurance Company of America made a passive minority investment in HPS, which was subsequently increased in August 2024.

On December 3, 2024, HPS and BlackRock Inc. (“BlackRock”) entered into an agreement for BlackRock to acquire the business and assets of HPS with 100% of consideration paid in BlackRock equity (the “HPS/BlackRock Transaction”). The HPS/BlackRock Transaction is expected to close in mid-2025 subject to receipt of certain consents from investors in HPS funds and accounts, regulatory approvals and satisfaction of other customary closing conditions. The HPS/BlackRock Transaction is expected to bring together BlackRock’s corporate and asset owner relationships with HPS’s diversified origination and capital flexibility, and create an integrated private credit franchise with approximately $220 billion in client assets. If the HPS/BlackRock Transaction occurs, BlackRock and HPS will form a new private financing solutions business unit led by Scott Kapnick, Scot French, and Michael Patterson. This combined platform is expected to have broad capabilities across senior and junior credit solutions, asset-based finance, real estate, private placements, and CLOs. As part of the HPS/BlackRock Transaction, Scott Kapnick, Scot French, and Michael Patterson will join BlackRock’s Global Executive Committee and Scott Kapnick will be an observer to the BlackRock Board of Directors. There can be no assurances that the HPS/BlackRock Transaction will take place, or if it does, what the impact will be on HPS or us.

Market Opportunity

When HPS was founded in 2007, alternative credit was still a relatively small and emerging asset class. As the global financial crisis unfolded, a series of regulatory changes took hold, shifting a significant amount of non-investment grade risk from banks to private investment firms. This shift started a secular trend that continues to support the growth of today’s $1.6 trillion private credit industry as of December 31, 2023.2 More recently, rapidly rising interest rates, slowing economic growth, and a sustained period of dampened high yield and leveraged loan issuance have set a number of transactional dynamics into motion that we believe we are well positioned to capitalize on, including:

•Regulatory Action and Public Market Volatility Likely to Continue to Drive Private Credit Demand. The global regulatory actions that followed the 2008 financial crisis significantly increased the cost of capital requirements for commercial banks, limiting their willingness to originate and retain illiquid, non-investment grade credit commitments on their balance sheets. In response, many commercial banks adopted an “underwrite and distribute” approach dependent on the health and stability of public credit markets, which HPS believes is often less attractive to corporate borrowers seeking certainty of capital. As a result, commercial banks’ share of the leveraged loan market declined from approximately 71% in 1994 to less than 25% in 2022.3 HPS believes that more recent proposed regulatory action from the Basel Committee and U.S. bank regulators is likely to further limit commercial bank appetite for illiquid, non-investment grade debt. In HPS’s view, a potential further reduction in bank appetite taken in combination with the volatility exhibited by the public debt markets throughout a significant portion of 2023 and 2024, will drive an increased focus on private credit providers, like HPS, as an attractive alternative capital source.

•Increasingly Large Borrowers Are Finding Value in Private Solutions. HPS believes the opportunity set has subtly shifted towards larger borrowers in recent times. Private credit’s historical focus on the middle market was driven by smaller companies’ inefficient access to capital compared to the upper end of the middle market, where companies had the option to pursue broadly syndicated solutions. However, recent public debt market volatility has made obtaining new financing more difficult and appears to have increased the value larger companies are placing on the confidentiality, efficiency and relative execution certainty that is available in the private credit market. HPS views this as a positive development as we believe upper-middle market and larger companies are more established, resilient across cycles, and offer better downside protection. During 2022 and 2023, there were 70 private credit transactions of $1 billion+ (approximately $142 billion of total value), as compared to 42 transactions (approximately $67 billion of total value) from 2019 through 2021 combined.4 Throughout this period, private credit demonstrated its capacity to consistently facilitate multi-billion-dollar financings across market environments. HPS believes that as borrowers and debt advisors become more aware of the depth in the private debt space that has been created by scaled providers, they will increasingly weigh this option against public market alternatives. HPS believes the benefits of this growing opportunity set at the upper end of the market will accrue to the largest direct lending and junior capital players, like HPS, as scale is a prerequisite for providing certainty.
2 Source: Preqin, Preqin Special Report: The Future of Alternatives in 2028. Data as of December 31, 2023.
3 Source: S&P LCD Quarterly Leveraged Lending Review 4Q 2022, Primary Investor Market: Banks vs. Non-bank. Data available through 2022 only due to significant decline in loan issuance in 2023.
4 Source: KBRA DLD (Direct Lending Deals), as of September 30, 2024. Represents total volume of direct lending market transactions in the U.S. and Europe with a total tranche size greater than or equal to $1 billion. Note: KBRA DLD periodically restates historical values for accuracy.

•Significant Near-Term Refinancing Needs Create a Variety of Opportunities. As of June 30, 2024, there were approximately $150 billion of leveraged loans scheduled to mature prior to the end of 2026 and more than $180 billion scheduled to mature prior to year-end 2027.5 While progress addressing shorter-term maturities has been made, most of the reduction has been concentrated in higher rated issuers, specifically BB, B+ and B names. Downgrade risk generally becomes more pronounced the closer an issuer gets to maturity. Research suggests that the incremental financing costs associated with a downgrade can, in some circumstances (particularly those related to a B-downgrade to CCC+), significantly more than offset any potential future benefits of easing base rates.6 HPS believes that many B/B-companies with limited public market options are willing to pay a premium for the greater certainty of execution that a private credit solution can offer. HPS expects refinancing to be key driver of investment activity in 2024 and 2025 across its specialty direct lending, junior capital and special situations strategies. HPS believes its diversified sourcing approach, private/public non-investment grade cross-markets capabilities, scaled and flexible capital base, strong structuring experience and focus on credit documentation positions it well to evaluate and compete for attractive refinancing opportunities.

•Cash flow Pressures May Drive Opportunities for Junior Capital Solutions. Given the fastest Federal Reserve tightening cycle in decades and the market’s expectation of a “higher for longer” interest rate environment, many corporate issuers are having to deal with the cash flow implications of heightened interest expenses. This has especially impacted those issuers with a significant portion of their capital structure comprised of floating rate debt. Facilities structured with payment-in-kind (“PIK”) interest or PIK flexibility through a PIK toggle can help alleviate the higher interest expense burden on unlevered free cash flow generation and allow companies to continue investing in and growing their businesses. However, these types of features are not typically available in high yield or syndicated first and second lien leveraged loan markets. HPS believes this represents a growing opportunity, especially for junior capital investment strategies. HPS further believes that flexible junior capital structures that can pay-in-kind interest on all or a portion of the loan for a defined period or through maturity in exchange for a spread premium can be attractive solutions that have the potential to earn compelling risk-adjusted returns in this environment.

•Significant Uninvested Private Equity Capital May Drive Junior Capital Demand as LBO Activity Increases. HPS estimates that the $1.04 trillion of uninvested private equity buyout capital as of December 31, 20237 may require approximately $625 billion of associated subordinated debt financing.8 There are a limited number of scaled junior capital providers across the industry, and the current amount of available mezzanine capital is estimated to be approximately $65 billion,9 or approximately 10% of the total estimated financing need. HPS believes that as M&A volumes and LBO activity increase, the resulting financing demand and relatively limited supply of available capital should create a junior capital investment environment with attractive risk-adjusted return potential. As one of the largest global providers of junior capital solutions, HPS believes it would be well positioned to compete in such an environment.

•Inflationary Pressures, Slower Growth and High Interest Rates May Create Special Situations Opportunities. Fiscal and monetary policy makers took unprecedented actions in concert to preserve aggregate economic demand during the COVID-19 pandemic. In effect, these actions were successful in maintaining demand, however labor and supply chain shortages have left many businesses constrained in their ability to meet this demand. As a result, several companies are seeing increased input costs, both in materials and labor. Many businesses may not be able to push through these increased costs, resulting in reduced margins. To the extent these businesses are highly leveraged or have pending maturities, they may face financial challenges that create opportunities for special situations investment strategies. Higher interest rates for longer will potentially increase stress on levered capital structures. HPS believes this could cause substantial liquidity challenges in the years ahead as otherwise healthy companies are forced to refinance fixed debt and service floating debt issued in a much lower interest rate environment, creating opportunities for special situation investors, like HPS. We believe these opportunities could include private “bridge” financing to longer-term capital solutions and/or the ability to take advantage of existing weak documentation (particularly in public credit markets) to lend at more senior levels, effectively “priming” existing debt holders.

5 Source: Pitchbook LCD as of June 30, 2024.
6 Source: Morgan Stanley Research as of August 22, 2024.
7 Source: Preqin as of December 31, 2023.
8 Source: HPS estimates as of December 31, 2023. Potential financing requirement based on $1.04 trillion of estimated private equity buyout capital and assumes deals will be financed with 40% equity and 60% debt and subordinated debt will account for approximately 40% of the debt capital structure.
9 Source: Preqin as of December 31, 2023.

Potential Competitive Strengths

HPS has sought to structure its business model and investment approach to deliver compelling risk-adjusted returns to investors and shareholders in its funds on a consistent basis across market cycles. As a result, HPS seeks to have access to the broadest possible investment opportunity set; leverage its strategic advantages to minimize competition; make thoughtful relative value investment decisions; and effectively mitigate downside risk.

HPS believes that its diversified sourcing approach, flexible capital solutions, ability to successfully navigate complexity and willingness to execute at scale are key differentiators that help it to maximize the investment opportunity set while limiting competitive dynamics. HPS then seeks to apply its analytically rigorous investment process to make thoughtful decisions about relative risk-adjusted return potential and mitigate potential downside risk. We believe that we benefit from the following key competitive strengths of HPS in pursuing our investment strategy:

•Diversified Sourcing Approach. HPS believes its diversified sourcing approach sets its platform apart from many of its peers. While the vast majority of peers focus their sourcing almost exclusively on financial sponsors and lending to businesses controlled by them, HPS has built an extensive sourcing network, inclusive of non-sponsor channels such as of direct relationships with management teams across a breadth of private and public companies, investment and commercial banks, debt advisory firms, other financial intermediaries, and formal partnerships and strategic arrangements with select financial institutions, as well as private equity sponsors. HPS has also developed the deep industry expertise, legal, and forensic capabilities necessary to perform detailed business, financial and legal due diligence in house. As a result, since HPS’s inception, it has sourced approximately 60% of its private investments from non-sponsor channels and less than half of its private investments have been made in conjunction with financing leveraged buyout (“LBO”) activity undertaken by private equity sponsors.10

While this multi-pronged sourcing approach is resource and effort intensive, HPS believes that it generates a significant pipeline of investment opportunities, enables greater consistency of deal flow across various market environments, and offers the potential for more compelling risk-adjusted returns.

HPS is also actively engaged with financial sponsors and believes that its ability to flex in and out of both sponsor and non-sponsor transactions allows it to remain nimble and optimize its opportunity set across different market environments. In normal market conditions, when capital is ample and sponsor-driven transactions tend to be widely bid out and won by the most competitive terms provider, HPS may source a greater portion of its investments from non-sponsor channels. In more dislocated markets, when scaled capital is scarce and sponsors are willing to be more flexible on economics and lender structural protections to achieve certainty of execution, HPS may invest in a larger percentage of sponsor-driven transactions.

HPS believes its investors value its diversified sourcing approach because they believe it produces a more distinct portfolio that is less correlated to the more sponsor-heavy private credit offerings; provides access to a larger, more diversified universe of companies to invest in; and enables them to invest at a more consistent pace over market cycles.

•Capital Flexibility. HPS believes that the breadth of its investment capabilities enable it to invest in scale across both the junior and senior portions of the capital structure and in both private and public markets. The majority of HPS’s 211 private credit investment professionals11 are shared across strategies, and HPS operates without informational barriers between its private and liquid investment professionals. HPS seeks to encourage and reward cross-functional sharing of issuer, industry and market perspectives, and strives to match investment opportunities with the optimal capital pool regardless of entry point to the firm. HPS believes that its capital flexibility and one-firm approach enable it to effectively position itself as a “one-stop” solution provider for companies seeking capital, offer multiple potential alternatives, and shift to better address borrower needs as they change throughout a transaction with the market environment or other factors. HPS believes that this increases the opportunity set for shareholders and provides it with a competitive advantage relative to other capital providers with narrower platforms or more siloed operating models. HPS believes that its flexible capital solutions and operating model also enables it to grow and evolve with its portfolio companies — staying with credits it knows well and believes in as they “graduate” to more diversified capital structures or public markets.

•Scaled, Durable Capital. Scaled capital has been a key factor in capturing investment opportunities in prior funds managed by HPS and HPS seeks to use its scaled and durable capital base as a competitive advantage. The scale of the HPS platform,
10 As of September 30, 2024 based on the total face value committed to private credit investments that are part of the HPS Strategic Investment Partners strategy, HPS Special Situations strategy, HPS Specialty Direct Lending strategy, HPS Core Senior Lending strategy, and any additional private credit investments made by business development companies managed by an affiliate of HPS, private credit CLOs, separately managed funds or accounts, or private credit-focused joint ventures, excluding investments that are part of the HPS Asset Value strategy.
11 As of December 31, 2024.

including managed accounts and similar investment vehicles, allows it to commit to investments of over $1 billion. HPS believes that there is a finite set of competitors who can provide and solely hold investments of this size and service these larger scale borrowers. HPS believes it is further differentiated by its ability to commit and hold positions of this size across both the senior and junior portions of the capital stack. Lastly, HPS believes that its largely institutional capital base enables it to consistently deploy capital across market cycles, particularly in periods of dislocation when firms that are more dependent on retail flows may be less active.

HPS seeks to use its scale to access significant ($400mm +) tranche size investment opportunities in upper-middle market and larger companies. HPS believes that these opportunities offer compelling risk-adjusted return potential. With fewer capital providers having the ability to transact at this size, HPS believes these opportunities offer favorable competitive dynamics that can lead to attractive economics and more lender friendly structural terms. In addition, HPS feels that this segment of the market can offer greater potential downside protection, as it believes larger businesses tend to be better positioned to manage economic pressures given more diversified customer and supplier bases, greater brand awareness, and more strategic importance within their industry.

HPS also seeks to use its scale to secure a sole or leadership role within the investment tranche. HPS believes that being the sole or majority investor in a debt tranche can provide the funds that it and its affiliates advise with enhanced downside protection by enabling HPS to better control investment structuring and documentation and to maintain strong connectivity with the borrower’s management team. HPS believes that this type of control is also particularly important in situations where a specific credit becomes challenged and needs to be restructured.

HPS believes that scale is becoming increasingly important as the number of very large direct lending transactions occurring in the market accelerates. From 2019 to 2020, there were 13 $1 billion+ transactions totaling more than $17 billion. From 2021 to 2022 there were over 60 $1 billion+ transactions totaling more than $120 billion. In 2023, there were 35 $1 billion + transactions totaling more than $70 billion. Through September 30, 2024, there were over 50 $1 billion+ transactions totaling more than $100 billion.12 The HPS platform has led or co-led 45 $1 billion+ deals since 2019.13

•Navigating Complexity. HPS believes its willingness to embrace complexity, such as complicated business models, esoteric underlying collateral, strained capital structures, and/or timing pressures, is a key differentiating factor relative to its competitors. HPS finds that other market participants often misprice risk in these situations because the borrower’s business or collateral metrics do not fit neatly into pre-defined underwriting models. HPS believes that these types of opportunities may offer disproportionate risk-adjusted return potential as there may be fewer willing lenders with the requisite expertise to underwrite these investments and borrowers with this type of profile may be more willing to pay premium economics and agree to more robust lender protections in exchange for execution certainty.

Through careful diligence, HPS aims to identify additional sources of collateral and cash flow to support an investment. HPS then seeks to utilize thoughtful investment structures, inclusive of customized covenant packages and collateral protections, to mitigate risk. Lastly, HPS pursues what it believes are appropriate economic terms to compensate for the risk and effort involved in the transactions. HPS believes that addressing complexity through creative pricing and structure can generate potential investment opportunities that may offer attractive, uncorrelated returns, HPS further believes that the capability to navigate complexity to identify a potentially mispriced investment opportunity is particularly important in environments where volatility and uncertainty around economic growth is common.

•Global Reach. HPS was built with global capabilities and has approximately 20% of its investment professionals14 and more than 25% of its private capital invested outside North America.15 HPS launched its European operations in 2007 and Asian operations in 2015 and believes it is well established and has strong brand awareness in each of these geographies. HPS seeks to leverage its strong global positioning to dynamically deploy capital to the opportunities that it feels represent the most attractive risk-adjusted returns on a relative basis globally at any point in time.

12 Source: KBRA DLD (Direct Lending Deals), as of September 30, 2024. Represents total volume of direct lending market transactions in the U.S. and Europe with a total tranche size greater than or equal to $1 billion. Note: KBRA DLD periodically restates historical values for accuracy.
13 As of September 30, 2024. Based on the total face value committed to private credit investments that are part of the Strategic Investment Partners strategy, Special Situations Opportunities strategy (private special situations investments), Specialty Direct Lending strategy, Core Senior Lending strategy, and any additional private credit investments made by one or more business development companies, private credit CLOs, separately managed funds or accounts, or private credit-focused joint ventures, excluding investments that are solely part of the High Grade Corporate-Focused, High Grade Asset-Based, Real Estate, Asset Value, or Sustainability & Energy Transition strategies. Based on total tranche size including incremental investments that may have occurred after the closing date of the initial investment.
14 As of December 31, 2024.
15 Private credit invested capital as of September 30, 2024.

•Emphasis on Capital Preservation. Capital preservation is a core component of HPS’s investment philosophy. In addition to its focus on established upper middle market and larger companies, HPS employs a highly selective and rigorous due diligence and investment evaluation process focused on identification of potential risks, when evaluating its directly originated private investments. HPS believes tight credit structuring is a fundamental part of the risk and recovery calculus, as the illiquidity in private credit means that secondary market liquidity is not a reliable risk mitigant. HPS has also built a deep bench of restructuring, workout and value enhancement professionals with an average of 28 years of workout experience,16 who work on an integrated basis to actively risk manage each investment throughout its life.

The Board

Overall responsibility for the Company’s oversight rests with the Board. We have entered into the Investment Advisory Agreement with the Adviser, pursuant to which the Adviser manages the Company on a day-to-day basis. The Board is responsible for overseeing the Adviser and other service providers in our operations in accordance with the provisions of the 1940 Act, our Bylaws and applicable provisions of other laws. The Adviser will keep the Board well informed as to the Adviser’s activities on our behalf and our investment operations and provide the Board with additional information as the Board may, from time to time, request. The Board is currently composed of seven members, four of whom are Trustees who are not “interested persons” of the Company or the Adviser as defined in the 1940 Act (“Independent Trustees”).

Investment Approach

We believe that much of the value HPS creates for our private investment portfolio comes on the front end through the diversity of its sourcing capabilities. To source transactions, HPS leverages the breadth of its global credit platform and its shared knowledge and insights gleaned across both private and public credit to cast a wide net to drive transaction flow. HPS seeks to generate investment opportunities across its various sourcing channels, including financial intermediaries such as investment banks and debt advisory firms, direct relationships with companies and management teams, private equity sponsors and formal partnerships and strategic arrangements with select financial institutions. We believe that this multi-pronged approach to sourcing provides a significant pipeline of investment opportunities for us that could strengthen our portfolio with attractive investment economics and risk/reward profile.

The Adviser and HPS evaluate and manage directly originated investments by adhering to the core principles of rigorous fundamental analysis, thorough due diligence, active portfolio monitoring and risk management.

Maximization of Opportunity Set

HPS seeks to build a strong pipeline of investment opportunities by pursuing a highly diversified sourcing approach designed to maximize the number of investment opportunities that enter its investment evaluation and selection process. HPS maintains relationships across a breadth of public and private companies, investment and commercial banks, debt advisory firms, and other financial intermediaries, as well as private equity sponsors. Since its inception, HPS has sourced more than 60% of its private investments from non-sponsor channels.17 HPS believes this approach enables it to see and evaluate a larger number of potential opportunities relative to its peers, access more consistent deal flow across market environments, and flex its capital allocation towards what it believes are the most compelling risk-adjusted return opportunities at any given time.

16 As of December 31, 2024.
17 As of September 30, 2024 based on the total face value committed to private credit investments that are part of the HPS Strategic Investment Partners strategy, HPS Special Situations strategy, HPS Specialty Direct Lending strategy, HPS Core Senior Lending strategy, and any additional private credit investments made by business development companies managed by an affiliate of HPS, private credit CLOs, separately managed funds or accounts, or private credit-focused joint ventures, excluding investments that are part of the HPS Asset Value strategy.

Rigorous Investment Screening and Selection Process

The HPS investment team (the “Investment Team” or the “Team”) expects to apply a highly selective, disciplined investment approach to the substantial transaction sourcing pipeline. As a result, the Investment Team expects to invest in only a select number of attractive investment opportunities relative to the entire opportunity set. The investment screening and selection process is comprehensive and iterative, typically involving multiple points of review. From the pipeline phase, certain investments proceed to an initial screening discussion that focuses on establishing the framework for the viability of the investment opportunity and the reasons to make the investment (e.g., leading market share, sustainable franchise and brand value, and value-add products or services). When evaluating a potential investment, our Investment Team typically focuses on a combination of business stability, asset values and contractual protections. We generally seek to prioritize opportunities where the issuer may place greater emphasis on certain non-economic characteristics, such as certainty of scaled capital, creative financing solutions, an ability to understand complexity of capital structure or business risk, and/or confidentiality of operating and financial performance. HPS believes that when facing these characteristics, we have a competitive edge over certain syndicated financing solutions or other competitive alternative credit investment platforms (both of which typically have a lower cost of capital). This rigorous selection process helps the Investment Team focus on situations where the Adviser believes we have a competitive edge to capitalize on an investment opportunity.

Fundamental Analysis and Due Diligence

The Investment Team’s approach to investment selection is anchored around seeking to conduct robust upfront due diligence. The Investment Team’s due diligence and risk management processes seek to utilize and benefit from the substantial resources within HPS, as well as the Investment Team’s extensive relationships with management teams, industry experts, consultants, and outside advisors. In addition, the Investment Team seeks to employ a comprehensive investment review, which may include in-depth due diligence and full credit analysis on transaction drivers, investment thesis, review of business, industry and borrower risks and mitigants, undertaking a competitive analysis, management calls/meetings, reviewing and performing financial analysis of historical results, preparing detailed models with financial forecasts, examining legal structure/terms/collateral, performing relative value analysis, employing external consultants and/ or other considerations that the Investment Team deems appropriate.

Structuring and Negotiating Downside Protection Mechanisms

From an investment process perspective, the Investment Team spends a significant amount of time and resources on structuring prior to committing to an investment, integrating both business-specific due diligence and risk findings into the overall structure and covenants of a particular transaction. HPS believes that the upfront structuring of these mechanisms is critical to providing the Adviser with the tools needed to manage underperforming investments while seeking to preserve principal.

Ongoing Monitoring Process

The Investment Team seeks to actively monitor the activities and the financial condition of portfolio companies, including through meetings with management and/or access to monthly or quarterly operating and financial information. In select instances (often related to junior capital investments), HPS may also seek positions on or observation rights of the board of directors of portfolio companies. Taken together, this monitoring is designed to allow the Adviser to better evaluate investments’ performance versus plan and attempt to address any underperforming investments proactively. Once underperformance has been identified, the Investment Team generally seeks to proactively work with the company’s management team and/or equity owner to better understand the issue and, where possible, to identify the best path to address the issues driving underperformance. In most instances, the Team believes that this proactive approach will assist in mitigating the potential impact of underperformance, particularly in the case of our junior capital investments.

The Investment Team, Team Consistency and Disciplined Approach

The HPS Investment Team is comprised of approximately 250 investment professionals, including more than 200 professionals focused on private credit and approximately 40 liquid credit investment professionals.18 The collective Team has extensive experience investing across market environments. Senior Team members have 24 years of experience on average, and over 75% of the Senior Team was active in the industry during the Global Financial Crisis.19

The private credit Investment Team includes industry and regional specialists, as well as restructuring and value enhancement experts to manage underperforming assets and optimize positions post work out. HPS generally seeks to employ a “cradle to grave” approach with respect to its investments such that the Investment Team is responsible for sourcing the investment, investment due
18 As of December 31, 2024.
19 Based on all HPS investment professionals with a Managing Director title that joined the financial sector in 2007 or prior. Data as of December 31, 2024.

diligence, structuring, and monitoring the investment until the investment is exited. HPS believes that this is a distinctive approach that can lead to (i) greater connectivity between HPS and a borrower’s management team, (ii) enhanced access to borrower details and (iii) increased accountability to help reduce the inherent risk of knowledge loss in circumstances where the sourcing, diligence and monitoring roles are fragmented.

Investment Committee

The management of our investment portfolio is the responsibility of the Adviser and the investment committee (the “Investment Committee”). The Investment Committee is currently comprised of Michael Patterson, Scott Kapnick, Scot French, Purnima Puri, Faith Rosenfeld, Colbert Cannon, Andersen Fisher, Jeffrey Fitts, Vikas Keswani, and Mark Rubenstein. Michael Patterson and Scot French are the co-lead portfolio managers of the strategy. A portion of the Investment Committee, including Colbert Cannon, Andersen Fisher, Jeffrey Fitts, Vikas Keswani and Mark Rubenstein, has the most significant responsibility for assisting Mr. Patterson and Mr. French with the day-to-day management of our portfolio. HPS may change the composition of the Investment Committee and the Investment Team at any time, and HPS may add additional senior Investment Team members to the Investment Committee over time.

Investments

As of December 31, 2024, the fair value of our investments was approximately $985.0 million in 94 portfolio companies.

The composition of our investment portfolio at cost and fair value is as follows (dollar amounts in thousands):

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$870,389	$870,467	88.38%
Second lien debt	5,329	5,329	0.54
Other secured debt	17,911	17,960	1.82
Unsecured debt	16,624	17,385	1.77
Preferred equity	26,650	28,588	2.90
Other equity investments	45,662	45,225	4.59
Total	$982,565	$984,954	100.00%

The industry composition of our investments at fair value is as follows:

December 31, 2024
Aerospace and Defense	5.36%
Asset Based Lending and Fund Finance	1.66
Automobiles and Parts	0.49
Beverages	3.46
Chemicals	2.34
Construction and Materials	0.99
Consumer Services	1.77
Electricity	5.16
Finance and Credit Services	0.28
Gas, Water and Multi-utilities	0.48
General Industrials	4.13
Health Care Providers	9.83
Household Goods and Home Construction	0.24
Industrial Engineering	0.23
Industrial Metals and Mining	1.71
Industrial Support Services	7.89
Industrial Transportation	1.86
Investment Banking and Brokerage Services	3.81
Life Insurance	0.51
Media	4.85
Medical Equipment and Services	4.04
Non-Life Insurance	2.80
Personal Care, Drug and Grocery Stores	2.54
Personal Goods	2.65
Pharmaceuticals and Biotechnology	4.70
Real Estate Investment and Services	0.18
Retailers	5.98
Software and Computer Services	13.93
Technology Hardware and Equipment	0.31
Telecommunications Equipment	2.11
Travel and Leisure	3.71
Total	100.00%

The geographic composition of our investments is as follows:

December 31, 2024
United States	89.36%
United Kingdom	5.25
Austria	3.53
Spain	0.74
France	0.58
Taiwan	0.31
Australia	0.23
Total	100.00%

See the Consolidated Schedule of Investments as of December 31, 2024, in our consolidated financial statements in “Item 8. Consolidated Financial Statements and Supplementary Data—Consolidated Schedule of Investments” for more information on these investments.

As of December 31, 2024, we had outstanding commitments to fund delayed draw term loans and revolvers totaling $85.4 million.

Warehousing Transactions

We entered into warehouse transactions whereby we agreed, subject to certain conditions, to purchase certain assets from parties unaffiliated with HPS. Such warehousing transactions were designed to assist us in deploying capital upon receipt of subscriptions. The portfolio investments primarily consisted of newly originated, privately negotiated senior secured term loans and junior capital commitments to middle market companies consistent with our investment strategy. For additional information, see “Note 8. Commitment and Contingencies” to the consolidated financial statements.

Allocation of Investment Opportunities

General

Our Adviser and/or HPS provide investment management services to business development companies, investment funds, client accounts and proprietary accounts that HPS and/or the Adviser may establish. The Adviser shares any investment and sale opportunities with its other clients, HPS’s clients and us in accordance with applicable law, including the Advisers Act, firm-wide allocation policies (any such policy that covers the Adviser and HPS, a “firm-wide” policy), and an exemptive order from the SEC permitting co-investment activities (as further described below), which generally provide for sharing eligible investments pro rata among the eligible participating funds and accounts, subject to certain allocation factors. Subject to the Advisers Act, certain other clients of the Adviser or certain clients of HPS may receive certain priority or other allocation rights with respect to certain investments, subject to various conditions set forth in such other clients’ respective governing agreements.

In addition, as a BDC regulated under the 1940 Act, we are subject to certain limitations relating to co-investments and joint transactions with affiliates, which, in certain circumstances, limit our ability to make investments or enter into transactions alongside other clients.

Co-Investment Relief

We and the Adviser have received an exemptive order from the SEC that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds and accounts managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions. Pursuant to such order, our Board has established objective criteria (“Board Criteria”) clearly defining co-investment opportunities in which we will have the opportunity to participate with other funds or accounts sponsored or managed by the Adviser or HPS that target similar assets. If an investment falls within the Board Criteria, the Adviser must offer an opportunity for us to participate. We may determine to participate or not to participate, depending on whether the Adviser determines that the investment is appropriate for us (e.g., based on investment strategy). The co-investment would generally be allocated to us, the Adviser’s other clients and the HPS funds and accounts that target similar assets pro rata based on capital available for investment in the asset class being allocated. If the Adviser determines that such investment is not appropriate for us, the investment will not be allocated to us, but the Adviser will be required to report such investment and the rationale for its determination for us to not participate in the investment to the Board at the next quarterly board meeting.

Competition

The business of investing in senior secured debt and junior capital investments is highly competitive and involves a high degree of uncertainty. Market competition for investment opportunities includes traditional lending institutions, including commercial and investment banks, as well as a growing number of non-traditional participants, such as private credit funds, hedge funds, private equity funds, mezzanine funds, and other private investors, as well as BDCs, and debt-focused competitors, such as issuers of CLOs and other structured loan funds. In addition, given our target investment size and investment type, the Adviser expects a large number of competitors for investment opportunities. Some of these competitors may have access to greater amounts of capital and to capital that may be committed for longer periods of time or may have different return thresholds than us, and thus these competitors may have advantages not shared by us. In addition, competitors may have incurred, or may in the future incur, leverage to finance their debt investments at levels or on terms more favorable than those available to us. Furthermore, competitors may offer loan terms that are more favorable to borrowers, such as less onerous borrower financial and other covenants, borrower rights to cure defaults, and other terms more favorable to borrowers than current or historical norms. Strong competition for investments could result in fewer investment opportunities for us, as certain of these competitors have established or are establishing investment vehicles that target the same or similar investments that we intend to purchase.

Over the past several years, many investment funds have been formed with investment objectives similar to or that overlap in some with ours, and many such existing funds have grown in size and have added larger successor funds to their platform. These and other investors may make competing offers for investment opportunities identified by the Adviser which may affect our ability to participate in attractive investment opportunities and/or cause us to incur additional risks when competing for investment opportunities. Moreover, identifying attractive investment opportunities is difficult and involves a high degree of uncertainty. The Adviser may identify an investment that presents an attractive investment opportunity but may not be able to complete such investment in a manner that meets our objectives. We may incur significant expenses in connection with the identification of investment opportunities and investigating other potential investments that are ultimately not consummated, including expenses related to due diligence, transportation and legal, accounting and other professional services as well as the fees of other third-party service providers.

Emerging Growth Company

We are an “emerging growth company,” as defined by the Jumpstart Our Business Startups Act of 2012, or the “JOBS Act.” As an emerging growth company, we are eligible to take advantage of certain exemptions from various reporting and disclosure requirements that are applicable to public companies that are not emerging growth companies. For so long as we remain an emerging growth company, we will not be required to:

•have an auditor attestation report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
•submit certain executive compensation matters to shareholder advisory votes pursuant to the “say on frequency” and “say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; or
•disclose certain executive compensation related items, such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

In addition, the JOBS Act provides that an emerging growth company may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. This means that an emerging growth company can delay adopting certain accounting standards until such standards are otherwise applicable to private companies.

We are and we will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of the commencement of the Private Offering, (ii) in which we have total annual gross revenue of at least $1.07 billion, or (iii) the date on which we are deemed to be a “large accelerated filer” as defined under Rule 12b-2 under the Exchange Act, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

We do not believe that being an emerging growth company will have a significant impact on our business or the Private Offering. As stated above, we have elected to opt in to the extended transition period for complying with new or revised accounting standards available to emerging growth companies. Also, because we are not a large accelerated filer or an accelerated filer under Section 12b-2 of the Exchange Act, and will not be for so long as our Common Shares are not traded on a securities exchange, we will not be subject to auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act even once we are no longer an emerging growth company.

Employees

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Adviser or its affiliates pursuant to the terms of the Investment Advisory Agreement and the Administrator or its affiliates pursuant to the Administration Agreement. Each of our executive officers described in Part III, Item 10. Directors, Executive Officers and Corporate Governance” in this Form 10-K is employed by the Adviser or its affiliates. Our day-to-day investment operations are managed by the Adviser. The services necessary for the sourcing and administration of our investment portfolio are provided by investment professionals employed by the Adviser or its affiliates. The Investment Team will focus on origination, non-originated investments and transaction development and the ongoing monitoring of our investments. In addition, we reimburse the Administrator for its costs, expenses and allocable portion of overhead, including compensation (including salaries, bonuses and benefits) paid by the Administrator (or its affiliates) to our chief compliance officer and chief financial officer and their respective staffs as well as other administrative personnel (based on the percentage of time such individuals devote, on an estimated basis, to our business and affairs).

Regulation as a BDC

The following discussion is a general summary of the material prohibitions and descriptions governing BDCs generally. It does not purport to be a complete description of all of the laws and regulations affecting BDCs.

Qualifying Assets. Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “Qualifying Assets,” unless, at the time the acquisition is made, Qualifying Assets represent at least 70% of the Company’s total assets. The principal categories of Qualifying Assets relevant to our business are any of the following:

1.Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an Eligible Portfolio Company (as defined below), or from any person who is, or has been during the preceding 13 months, an affiliated person of an Eligible Portfolio Company, or from any other person, subject to such rules as may be prescribed by the SEC. An “Eligible Portfolio Company” is defined in the 1940 Act as any issuer which:
a.is organized under the laws of, and has its principal place of business in, the United States;
b.is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
c.satisfies any of the following:
i.does not have any class of securities that is traded on a national securities exchange;
ii.has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;
iii.is controlled by a BDC or a group of companies, including a BDC and the BDC has an affiliated person who is a director of the Eligible Portfolio Company; or
iv.is a small and solvent company having total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million.
2.Securities of any Eligible Portfolio Company controlled by us.
3.Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
4.Securities of an Eligible Portfolio Company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the Eligible Portfolio Company.
5.Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.
6.Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

In addition, a BDC must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.

Significant Managerial Assistance. A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described above. However, in order to count portfolio securities as Qualifying Assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group makes available such managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its trustees, officers or employees, offers to provide and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company through monitoring of portfolio company operations, selective participation in board and management meetings, consulting with and advising a portfolio company’s officers or other organizational or financial guidance.

Temporary Investments. Pending investment in other types of Qualifying Assets, as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which are referred to herein, collectively, as “temporary investments,” so that 70% of our assets would be Qualifying Assets.

Warrants. Under the 1940 Act, a BDC is subject to restrictions on the issuance, terms and amount of warrants, options or rights to purchase shares that it may have outstanding at any time. In particular, the amount of shares that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase shares cannot exceed 25% of the BDC’s total outstanding shares.

Leverage and Senior Securities; Coverage Ratio. We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our Common Shares if our asset coverage, as defined in the 1940 Act, would at least equal 150% immediately after each such issuance. On April 5, 2024, our sole shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act and such election became effective the following day. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets we hold, we may raise $200 from borrowing and issuing senior securities. In addition, while any senior securities remain outstanding, we will be required to make provisions to prohibit any distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We are also permitted to borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes, which borrowings would not be considered senior securities.

We have entered into credit facilities to facilitate our investment objectives. Such credit facilities typically bear interest at floating rates spreads over secured overnight financing rate (“SOFR”) or other applicable reference rates. Shareholders will bear the costs associated with any borrowings under our financing arrangements. In connection with a credit facility or other borrowings, lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof) and may ask to comply with positive or negative covenants that could have an effect on our operations. In addition, from time to time, our losses on leveraged investments may result in the liquidation of other investments held by us and may result in additional drawdowns to repay such amounts.

We may enter into a total return swap (“TRS”) agreement. A TRS is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during a specified period, in return for periodic payments based on a fixed or variable interest rate. A TRS effectively adds leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. Because of the unique structure of a TRS, a TRS often offers lower financing costs than are offered through more traditional borrowing arrangements. We would typically have to post collateral to cover this potential obligation.

We may also create leverage by securitizing our assets (including in CLOs) and retaining the equity portion of, and/or the subordinated notes issued by, the securitized vehicle. See “Risk Factors—The Company is Subject to Risks Associated with Forming CLOs.” We may also from time to time make secured loans of our marginable securities to brokers, dealers and other financial institutions.

Code of Ethics. We and the Adviser have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You may read and copy this code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. You may also obtain copies of the codes of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

Affiliated Transactions. We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our Trustees who are not interested persons and, in some cases, the prior approval of the SEC. We and the Adviser have received an exemptive order from the SEC that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds and accounts managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions.

Other. We will be periodically examined by the SEC for compliance with the 1940 Act, and be subject to the periodic reporting and related requirements of the Exchange Act.

We are also required to provide and maintain a bond issued by a reputable fidelity insurance company to protect against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any Trustee or officer against any liability to our shareholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

We are also required to designate a chief compliance officer and to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws and to review these policies and procedures annually for their adequacy and the effectiveness of their implementation.

We are not permitted to change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company’s shares present at a meeting if more than 50% of the outstanding shares of such company are present or represented by proxy, or (ii) more than 50% of the outstanding shares of such company.

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

Investment Advisory Agreement

The Adviser provides management services to us pursuant to the investment advisory agreement (the “Investment Advisory Agreement”). Under the terms of the Investment Advisory Agreement, the Adviser is responsible for the following:

•determining the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes in accordance with our investment objective, policies and restrictions;
•identifying investment opportunities and making investment decisions for us, including negotiating the terms of investments in, and dispositions of, portfolio securities and other instruments on our behalf;
•monitoring our investments;
•performing due diligence on prospective portfolio companies;
•exercising voting rights in respect of portfolio securities and other investments for us;
•serving on, and exercising observer rights for, boards of directors and similar committees of our portfolio companies;
•negotiating, obtaining and managing financing facilities and other forms of leverage; and
•providing us with such other investment advisory and related services as we may, from time to time, reasonably require for the investment of capital.

The Adviser’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities, and it intends to do so, so long as its services to us are not impaired.

The closing of the HPS/BlackRock Transaction will result in the automatic termination of our current investment advisory agreement with the Adviser (the “Current Investment Advisory Agreement”) under the 1940 Act. Accordingly, the Board approved a new investment advisory agreement between us and the Adviser (the “New Investment Advisory Agreement”), which, subject to the approval of our shareholders, will replace the Current Investment Advisory Agreement and become effective at the closing of the HPS/BlackRock Transaction. The New Investment Advisory Agreement will be submitted to our shareholders for their approval at a meeting called for that purpose.

Our investment strategy and team, including our executive officers, are expected to remain materially unchanged, and the HPS/BlackRock Transaction is not expected to have a material impact on our operations. All material terms will remain unchanged from the Current Investment Advisory Agreement, including the management and incentive fees payable by us, except as otherwise described in the proxy statement to be mailed to our shareholders.

Compensation of Adviser

We pay the Adviser a fee for its services under the Investment Advisory Agreement consisting of two components: a management fee and an incentive fee. The cost of both the management fee and the incentive fee is ultimately borne by the shareholders.

Management Fee

The management fee is payable quarterly in arrears at an annual rate of 1.25% of the value of our net assets as of the first calendar day of the applicable quarter, as adjusted for any share issuances or repurchases during the quarter that do not occur on the first calendar day of the quarter. For purposes of the Investment Advisory Agreement, net assets means our total assets less the carrying value of liabilities, determined on a consolidated basis in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The payment and calculation of the management fee will be pro-rated for any period of less than three months. For the first calendar quarter in which we had operations, net assets were measured as the beginning net assets as of the Initial Closing. In addition, the Adviser has agreed to waive its management fee from the Initial Closing through March 31, 2025.

Incentive Fee

The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of our income and a portion is based on a percentage of our capital gains, each as described below.

Incentive Fee Based on Income

The income based incentive fee will be based on our Pre-Incentive Fee Net Investment Income Returns, defined as: dividends, cash interest or other distributions or other cash income and any third-party fees received from portfolio companies (such as upfront fees, commitment fees, origination fee, amendment fees, ticking fees and break-up fees, as well as prepayments premiums, but excluding fees for providing managerial assistance) accrued during the quarter, minus operating expenses for the quarter (including the management fee, taxes, any expenses payable under the Investment Advisory Agreement and an administration agreement with our administrator, any expense of securitizations, and interest expense or other financing fees and any dividends paid on preferred shares, but excluding the incentive fees and shareholder servicing and/or distribution fees). Pre-Incentive Fee Net Investment Income Returns includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero-coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income Returns.

Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of our net assets at the end of the immediately preceding quarter, is compared to a “Hurdle Rate” defined as a return of 1.5% per quarter (6.0% annualized).

We pay the Adviser an incentive fee quarterly in arrears with respect to our Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:

•No incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which our Pre-Incentive Fee Net Investment Income Returns do not exceed the hurdle rate of 1.5% per quarter (6.0% annualized);
•100% of the dollar amount of the Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre- Incentive Fee Net Investment Income Returns, if any, that exceeds the Hurdle Rate but is less than a rate of return of 1.76% (7.06% annualized). This portion of the Pre-Incentive Fee Net Investment Income Returns (which exceeds the Hurdle Rate but is less than 1.76%) is referred to as the “Catch-Up.” The Catch-Up is meant to provide the Adviser with approximately 15% of our Pre-Incentive Fee Net Investment Income Returns as if a Hurdle Rate did not apply if the net investment income exceeds 1.76% in any calendar quarter; and

•15% of the dollar amount of the Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 1.76% (7.06% annualized). This reflects that once the Hurdle Rate is reached and the Catch-Up is achieved, 15% of all Pre-Incentive Fee Net Investment Income Returns thereafter are allocated to the Adviser.

Pre-Incentive Fee Net Investment Income
(expressed as a percentage of the value of net assets per quarter)

Percentage of Pre-Incentive Fee Net Investment Income
Allocated to Quarterly Incentive Fee

These calculations are pro-rated for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter. You should be aware that a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase of the amount of incentive fees payable to the Adviser with respect to Pre-Incentive Fee Net Investment Income Returns. Because of the structure of the incentive fee, it is possible that we may pay an incentive fee in a calendar quarter in which we incur an overall loss taking into account capital account losses. For example, if we receive Pre-Incentive Fee Net Investment Income Returns in excess of the quarterly hurdle rate, we will pay the applicable incentive fee even if we have incurred a loss in that calendar quarter due to realized and unrealized capital losses.

The Adviser has agreed to waive the incentive fee on income from the Initial Closing through March 31, 2025.

Incentive Fee Based on Capital Gains

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

Each year, the fee paid for the capital gains incentive fee is net of the aggregate amount of any previously paid capital gains incentive fee by the applicable share class for all prior periods. We will accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation because a capital gains incentive fee would be owed to the Adviser if we were to sell the relevant investment and realize a capital gain. In no event will the capital gains incentive fee payable pursuant to the Investment Advisory Agreement be in excess of the amount permitted by the Advisers Act, including Section 205 thereof.

For purposes of computing our incentive fee on income and the incentive fee on capital gains, the calculation methodology looks through derivative financial instruments or swaps as if we owned the reference assets directly. The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately pro-rated.

Administration Agreement

Under the terms of the Administration Agreement, the Administrator provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of the NAV, compliance monitoring (including diligence and oversight of our other service providers), preparing reports to shareholders and reports filed with the SEC and other regulators, preparing materials and coordinating meetings of our Board, managing the payment of expenses, the payment and receipt of funds for investments and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. We will reimburse the Administrator for the costs and expenses incurred by the Administrator in performing its obligations under the Administration Agreement. Such reimbursement includes our allocable portion of compensation (including salaries, bonuses and benefits), overhead (including rent, office equipment and utilities) and other expenses incurred by HPS in performing its administrative obligations under the Administration Agreement, including but not limited to compensation paid to: (i) our chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for us; and (iii) any internal audit group personnel of HPS or any of its affiliates, subject to the limitations described in Advisory and Administration Agreements. In addition, pursuant to the terms of the

Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we will reimburse the Administrator for any services performed for us by such affiliate or third party.

The amount of the reimbursement payable to the Administrator for administrative services will be the lesser of (1) the Administrator’s actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. The Administrator is required to allocate the cost of such services to us based on factors such as assets, revenues, time allocations and/or other reasonable metrics. We do not reimburse the Administrator for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of the Administrator.

Sub-Administration Agreement

The Administrator hired Harmonic Fund Services (“Sub-Administrator”) to assist in the provision of sub-administrative and fund accounting services to the Company. The Sub-Administrator receives compensation from the Company (which compensation may be paid by the Administrator, subject to reimbursement by the Company) for these services under the sub-administration agreement.

Certain Terms of the Investment Advisory Agreement and Administration Agreement

Each of the Investment Advisory Agreement and the Administration Agreement has been approved by the Board. Unless earlier terminated as described below, each of the Investment Advisory Agreement and the Administration Agreement will remain in effect for a period of two years from the date it first becomes effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the Independent Trustees. We may terminate the Investment Advisory Agreement upon 60 days’ written notice, and the Administration Agreement upon 120 days’ written notice, without payment of any penalty. The decision to terminate either agreement may be made by a majority of the Board or the shareholders holding a majority of our outstanding voting securities, which means the lesser of (1) 67% or more of the voting securities present at a meeting if more than 50% of the outstanding voting securities are present or represented by proxy, or (2) more than 50% of the outstanding voting securities. In addition, without payment of any penalty, the Adviser may terminate the Investment Advisory Agreement upon 120 days’ written notice and the Administrator may terminate the Administration Agreement upon 60 days’ written notice. The Investment Advisory Agreement and the Administration Agreement will automatically terminate in the event of their assignment within the meaning of the 1940 Act and related SEC guidance and interpretations.

Each of the Adviser and the Administrator shall not be liable for any error of judgment or mistake of law or for any act or omission or any loss suffered by us in connection with the matters to which the Investment Advisory Agreement and Administration Agreement, respectively, relate, provided that each of the Adviser and the Administrator shall not be protected against any liability to the Company or its shareholders to which it would otherwise be subject by reason of willful misfeasance, bad faith or gross negligence on its part in the performance of its duties or by reason of the reckless disregard of its duties and obligations (“disabling conduct”). Each of the Investment Advisory Agreement and the Administration Agreement provide that, absent disabling conduct, the Adviser, the Administrator and their officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it (collectively, the “Indemnified Parties”) will be entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Adviser’s services under the Investment Advisory Agreement and the Administrator’s services under the Administration Agreement or otherwise as adviser or administrator for us. Each of the Adviser and the Administrator shall not be liable under their respective agreements with us or otherwise for any loss due to the mistake, action, inaction, negligence, dishonesty, fraud or bad faith of any broker or other agent; provided, that such broker or other agent shall have been selected, engaged or retained and monitored by the Adviser and/or the Administrator in good faith, unless such action or inaction was made by reason of disabling conduct, or in the case of a criminal action or proceeding, where the Adviser and/or the Administrator had reasonable cause to believe its conduct was unlawful. In addition, we will not provide for indemnification of an Indemnified Party for any liability or loss suffered by such Indemnified Party, nor will we provide that an Indemnified Party be held harmless for any loss or liability suffered by us, unless: (1) we have determined, in good faith, that the course of conduct that caused the loss or liability was in our best interest; (2) the Indemnified Party was acting on our behalf or performing services for us; (3) such liability or loss was not the result of willful misfeasance, bad faith or gross negligence or reckless disregard of the duties of the Indemnified Party to the Company, in the case that the Indemnified Party is the Adviser or an Affiliate (as defined in our Second Amended and Restated Agreement and Declaration of Trust (the “Declaration of Trust”)) of the Adviser or a trustee, officer, employee, or agent of the Company or the Adviser or an Affiliate of the Adviser; and (4) the indemnification or agreement to hold harmless is recoverable only out of our net assets and not from our shareholders.

Expense Support and Conditional Reimbursement Agreement

We have entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser. Pursuant to the Expense Support Agreement, the Adviser may elect to pay certain expenses on our behalf (an “Expense Payment”), provided that no portion of the payment will be used to pay any interest expense or our shareholder servicing and/or distribution fees. Any Expense Payment that the Adviser has committed to pay must be paid by the Adviser to us in any combination of cash or other immediately available funds no later than forty-five days after such commitment was made in writing, and/or offset against amounts due from us to the Adviser or its affiliates.

Following any calendar quarter in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to our shareholders based on distributions declared with respect to record dates occurring in such calendar quarter (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), we shall pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to us within three years prior to the last Business Day of such calendar quarter have been reimbursed. “Business Day” means each day (except Saturdays and Sundays and normal public holidays in the United States) on which the New York Stock Exchange is open for regular business, we are open for business and such other day or days as may be determined by the Board. Any payments required to be made by us shall be referred to herein as a “Reimbursement Payment.” “Available Operating Funds” means the sum of (i) our net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) our net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to us on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

No Reimbursement Payment for any quarter shall be made if: (1) the Effective Rate of Distributions Per Share declared by us at the time of such Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Reimbursement Payment relates, or (2) our Operating Expense Ratio at the time of such Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relates. “Effective Rate of Distributions Per Share” means the annualized rate (based on a 12-month year) of regular cash distributions per share exclusive of returns of capital, distribution rate reductions due to shareholder servicing and/or distribution fees, and declared special dividends or special distributions, if any. The “Operating Expense Ratio” is calculated by dividing Operating Expenses, less organizational and offering expenses, base management and incentive fees owed to the Adviser, shareholder servicing and/or distribution fees, and interest expense, by our net assets. “Operating Expenses” means all of our operating costs and expenses incurred, as determined in accordance with GAAP for investment companies.

Our obligation to make a Reimbursement Payment shall automatically become our liability on the last Business Day of the applicable calendar quarter, except to the extent the Adviser has waived its right to receive such payment for the applicable calendar quarter.

Distributions

We have paid distributions each quarter, with record dates at the end of each month, beginning in April 2024 through the date of this report and expect to continue to pay regular distributions on a monthly or quarterly basis. Any distributions we make will be at the discretion of our Board, considering factors such as our earnings, cash flow, capital needs and general financial condition and the requirements of Delaware law. As a result, our distribution rates and payment frequency may vary from time to time.

Our Board’s discretion as to the payment of distributions will be directed, in substantial part, by its determination to cause us to comply with the RIC requirements. To maintain our treatment as a RIC, we generally are required to make aggregate annual distributions to our shareholders of at least 90% of investment company taxable income. See “Material U.S. Federal Income Tax Considerations.”

There is no assurance we will pay distributions in any particular amount, if at all, and if we do we may fund such distributions from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings or return of capital, and we have no limits on the amounts we may pay from such sources. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, how quickly we invest the proceeds from the Private Offering and any future offering and the performance of our investments. Funding distributions from the sales of assets, borrowings, return of capital or proceeds of the Private Offering will result in us having less funds available to acquire investments. As a result, the return you realize on your investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute your interest in us on a percentage basis and may impact the value of your investment especially if we sell these securities at prices less than the price you paid for your shares. We cannot guarantee that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. If we are unable to satisfy the asset coverage test applicable to it as a BDC, or if we violate certain debt financing agreements, our ability to pay distributions to shareholders could be limited. All distributions will be paid at the discretion of our Board and will depend on our earnings, financial condition, maintenance of RIC status, compliance with applicable BDC regulations, compliance with debt financing agreements and such other factors as the Board may deem relevant from time to time. The distributions we pay to shareholders in a year may exceed our taxable income for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes.

From time to time, we may also pay special distributions in the form of cash or Common Shares at the discretion of our Board.

Distribution and Servicing Plan

The shareholder servicing and/or distribution fees will be paid on a quarterly basis in arrears, and calculated at an annual rate of 0.25% of the NAV of the Common Shares as of the first calendar day of the subscription period, as adjusted for any share issuances or repurchases during the subscription period that do not occur on the first calendar day of the period, and subject to FINRA and other limitations on underwriting compensation. The shareholder servicing and/or distribution fees are paid based on the Subscription Frequency, commencing no later than the first full calendar quarter after the Initial Closing.

The Managing Dealer will reallow (pay) all or a portion of the shareholder servicing and/or distribution fees to participating brokers and servicing brokers for ongoing shareholder services performed by such brokers and will waive shareholder servicing and/or distribution fees to the extent a broker is not eligible to receive it for failure to provide such services. Because the shareholder servicing and/or distribution fees with respect to the Common Shares are calculated based on the aggregate NAV for all of the outstanding shares, it reduces the NAV with respect to all Common Shares, including shares issued under our distribution reinvestment plan.

Eligibility to receive the shareholder servicing and/or distribution fees is conditioned on a broker providing the following ongoing services with respect to the Common Shares: assistance with recordkeeping, answering investor inquiries regarding us, including regarding distribution payments and reinvestments, helping shareholders understand their investments upon their request, and assistance with share repurchase requests. If the applicable broker is not eligible to receive the shareholder servicing and/or distribution fees due to failure to provide these services, the Managing Dealer will waive the shareholder servicing and/or distribution fees that broker would have otherwise been eligible to receive. The shareholder servicing and/or distribution fees are ongoing fees that are not paid at the time of purchase.

The Managing Dealer has agreed to waive the shareholder servicing and/or distribution fees from the Initial Closing through March 31, 2025.

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan, pursuant to which we will reinvest all cash distributions declared by the Board on behalf of our shareholders who do not elect to receive their distributions in cash. As a result, if the Board authorizes, and we declare, a cash distribution or other distribution, then our shareholders who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares, rather than receiving the cash distribution or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.

Share Repurchase Program

We have commenced a share repurchase program in which we intend to repurchase, in each quarter, up to 5% of our Common Shares outstanding (by number of shares) as of the close of the previous calendar quarter. Our Board may amend, suspend or terminate the share repurchase program if it deems such action to be in our best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Under our share repurchase program, to the extent we offer to repurchase shares in any particular quarter, we expect to repurchase shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year (or, in the case of shareholders who purchased shares in the Initial Closing, until at least March 31, 2025) will be repurchased at 98% of the applicable NAV per share (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived, at our discretion, in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by us for the benefit of remaining shareholders.

Valuation Procedures

We expect to determine our NAV on the last day of the calendar period on the same frequency as our Subscription Frequency (e.g. monthly or quarterly). The NAV per share is determined by dividing the value of total assets attributable to the class minus the carrying value of liabilities attributable to the class by the total number of Common Shares outstanding of the class at the date as of which the determination is made. We conduct the valuation of our investments, upon which our NAV is based, at all times consistent with GAAP and the 1940 Act. We value our investments in accordance with ASC 820, which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date. ASC 820 prioritizes the use of observable market prices or values derived from such prices over entity-specific inputs. Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material.

Investments that are listed or traded on an exchange and are freely transferrable are valued at either the closing price (in the case of securities and futures) or the mean of the closing bid and offer (in the case of options) on the principal exchange on which the investment is listed or traded. Investments for which other market quotations are readily available will typically be valued at those market quotations. To validate market quotations, we utilize a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Where it is possible to obtain reliable, independent market quotations from a third party vendor, we use these quotations to determine the value of our investments. We utilize mid-market pricing (i.e., mid-point of average bid and ask prices) to value these investments. The Adviser obtains these market quotations from independent pricing services, if available; otherwise from one or more broker quotes. To assess the continuing appropriateness of pricing sources and methodologies, the Adviser regularly performs price verification procedures and issues challenges as necessary to independent pricing services or brokers, and any differences are reviewed in accordance with the valuation procedures. The Adviser does not adjust the prices unless it has a reason to believe market quotations are not reflective of the fair value of an investment.

Where prices or inputs are not available or, in the judgment of the Adviser, not reliable, valuation approaches based on the facts and circumstances of the particular investment will be utilized. Securities that are not publicly traded or for which market prices are not readily available, as will be the case for a substantial portion of our investments, are valued at fair value as determined in good faith by the Adviser as our valuation designee under Rule 2a-5 under the 1940 Act, pursuant to our valuation policy, and under the oversight of the Board, based on, among other things, the input of one or more independent valuation firms retained by us to review our investments. These valuation approaches involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments’ complexity.

With respect to the quarterly valuation of investments, we undertake a multi-step valuation process each quarter in connection with determining the fair value of our investments for which reliable market quotations are not readily available as of the last calendar day of each quarter, which includes, among other procedures, the following:

•The valuation process begins with each investment being preliminarily valued by the Adviser’s valuation team in consultation with the Adviser’s investment professionals responsible for each portfolio investment;
•In addition, independent valuation firms retained by us prepare quarter-end valuations of each such investment that was (i) originated or purchased prior to the first calendar day of the quarter and (ii) is not a de minimis investment, as determined by the Adviser. The independent valuation firms provide a final range of values on such investments to the Adviser. The independent valuation firms also provide analyses to support their valuation methodology and calculations;
•The Adviser’s valuation committee with respect to us (the “Valuation Committee”) reviews the valuation recommendations prepared by the Adviser’s valuation team and, as appropriate, the independent valuation firms’ valuation ranges;
•The Adviser’s Valuation Committee then determines fair value marks for each of our portfolio investments; and
•The Board and Audit Committee periodically review the valuation process and provide oversight in accordance with the requirements of Rule 2a-5 under the 1940 Act.

When we determine our NAV as of the last day of a month that is not also the last day of a calendar quarter, the Adviser’s valuation team will prepare preliminary fair value estimates for each investment consistent with the methodologies set forth in the valuation policy. If an individual asset for which reliable market quotations are not readily available is known by the Adviser’s valuation team to have experienced a significant observable event since the most recent quarter end, an independent valuation firm may from time-to-time be asked by the Adviser’s valuation team to provide an independent fair value range for such asset. The independent valuation firm will provide a final range of values for each such investment to the Adviser’s Valuation Committee, along with analyses to support its valuation methodology and calculations.

As part of the valuation process, we take into account relevant factors in determining the fair value of our investments for which reliable market quotations are not readily available, many of which are loans, including and in combination, as relevant: (i) the estimated enterprise value of a portfolio company, generally based on an analysis of discounted cash flows, publicly traded comparable companies and comparable transactions, (ii) the nature and realizable value of any collateral, (iii) the portfolio company’s ability to make payments based on its earnings and cash flow, (iv) the markets in which the portfolio company does business, and (v) overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase transaction, public offering or subsequent equity or debt sale occurs, the Adviser considers whether the pricing indicated by the external event corroborates its valuation.

We have and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, and the Adviser and we may reasonably rely on that assistance. However, the Adviser is responsible for the ultimate valuation of the portfolio investments at fair value as determined in good faith pursuant to our valuation policy, the Board’s oversight and a consistently applied valuation process.

We will report our NAV per share as of the last day of each Subscription Frequency period within 20 Business Days of the last day of such period.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to the Adviser. The Proxy Voting Policies and Procedures of the Adviser are set forth below. The guidelines will be reviewed periodically by the Adviser, and, accordingly, are subject to change.

As an investment adviser registered under the Advisers Act, the Adviser has a duty to monitor corporate events and to vote proxies, as well as a duty to cast votes in the best interest of clients and not subrogate client interests to its own interests. Rule 206(4)-6 under the Advisers Act places specific requirements on registered investment advisers with proxy voting authority.

Proxy Policies

The Adviser’s policies and procedures are reasonably designed to ensure that the Adviser votes proxies in our best interest and addresses how it will resolve any conflict of interest that may arise when voting proxies and, in so doing, to maximize the value of the investments made by us, taking into consideration our investment horizons and other relevant factors. It will review on a case-by-case basis each proposal submitted for a shareholder vote to determine its impact on the portfolio securities held by its clients. Although the Adviser will generally vote against proposals that may have a negative impact on its clients’ portfolio securities, it may vote for such a proposal if there exists compelling long-term reasons to do so.

Decisions on how to vote a proxy generally are made by the Adviser. The Investment Committee and the members of the Investment Team covering the applicable security often have the most intimate knowledge of both a company’s operations and the potential impact of a proxy vote’s outcome. Decisions are based on a number of factors which may vary depending on a proxy’s subject matter, but are guided by the general policies described in the proxy policy. In addition, the Adviser may determine not to vote a proxy after consideration of the vote’s expected benefit to clients and the cost of voting the proxy. To ensure that its vote is not the product of a conflict of interest, the Adviser will require the members of the Investment Committee to disclose any personal conflicts of interest they may have with respect to overseeing our investment in a particular company.

Proxy Voting Records

You may obtain information, without charge, regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, HPS Advisors, LLC 40 West 57th Street, 33rd Floor New York, NY 10019.

Reporting Obligations and Available Information

Shareholders may obtain copies of our filings with the SEC, free of charge from the website maintained by the SEC at www.sec.gov.

Material U.S. Federal Income Tax Consideration

The following discussion is a general summary of certain U.S. federal income tax considerations applicable to us and the purchase, ownership and disposition of our Common Shares. This discussion does not purport to be complete or to deal with all aspects of U.S. federal income taxation that may be relevant to shareholders in light of their particular circumstances. Unless otherwise noted, this discussion applies only to U.S. shareholders that purchase our Common Shares from us in the Private Offering and hold our Common Shares as capital assets. A U.S. shareholder is a shareholder who is, for U.S. federal income tax purposes, (i) an individual who is a citizen or resident of the United States, (ii) a U.S. corporation, (iii) a trust if it (a) is subject to the primary supervision of a court in the United States and one or more U.S. persons have the authority to control all substantial decisions of the trust or (b) has made a valid election to be treated as a U.S. person, or (iv) any estate the income of which is subject to U.S. federal income tax regardless of its source. If a partnership (including an entity treated as a partnership for U.S. federal income tax purposes) holds our Common Shares, the tax treatment of a partner in the partnership will generally depend upon the status of the partner and the activities of the partnership. This discussion is based upon present provisions of the Code, the regulations promulgated thereunder, and judicial and administrative ruling authorities, all of which are subject to change, or differing interpretations (possibly with retroactive effect). This discussion does not represent a detailed description of the U.S. federal income tax consequences relevant to special classes of taxpayers including, without limitation, financial institutions, insurance companies, investors in pass-through entities, U.S. shareholders whose “functional currency” is not the U.S. dollar, tax-exempt organizations, dealers in securities or currencies, traders in securities or commodities that elect mark to market treatment, or persons that will hold our Common Shares as a position in a “straddle,” “hedge” or as part of a “constructive sale” for U.S. federal income tax purposes. In addition, this discussion does not address the application of the Medicare tax on net investment income or the U.S. federal alternative minimum tax, any U.S. federal estate or gift tax consequences or any tax consequences attributable to persons being required to accelerate the recognition of any item of gross income with respect to our Common Shares as a result of such income being recognized on an applicable financial statement. Prospective investors, including a partner in a partnership that will hold Common Shares, should consult their tax advisors with regard to the U.S. federal tax consequences of the purchase, ownership, or disposition of our Common Shares, as well as the tax consequences arising under the laws of any state, foreign country or other taxing jurisdiction.

We intend to elect to be treated for federal income tax purposes as a RIC under Subchapter M of the Code beginning with our tax year ended December 31, 2024, and we intend to operate in a manner so as to continue to qualify as a RIC in each taxable year thereafter.

Taxation as a Regulated Investment Company

We intend to be treated, and intend to qualify each taxable year, as a RIC under Subchapter M of the Code.

To qualify for the favorable tax treatment accorded to RICs under Subchapter M of the Code, we must, among other things: (1) have an election in effect to be treated as a BDC under the 1940 Act at all times during each taxable year; (2) have filed our return for the taxable year an election to be a RIC or have made such election for a previous taxable year; (3) derive in each taxable year at least 90% of our gross income from (a) dividends, interest, payments with respect to certain securities loans, and gains from the sale or other disposition of stock or securities or foreign currencies, or other income (including but not limited to gains from options, futures or forward contracts) derived with respect to our business of investing in such stock, securities, or currencies; and (b) net income derived from an interest in certain publicly-traded partnerships that are treated as partnerships for U.S. federal income tax purposes and that derive less than 90% of their gross income from the items described in (a) above (each, a “Qualified Publicly-Traded Partnership”); (4) diversify our holdings so that, at the end of each quarter of each taxable year of the Company (a) at least 50% of the value of our total assets is represented by cash and cash items (including receivables), U.S. government securities and securities of other RICs, and other securities for purposes of this calculation limited, in respect of any one issuer to an amount not greater in value than 5% of the value of our total assets, and to not more than 10% of the outstanding voting securities of such issuer, and (b) not more than 25% of the value of our total assets is invested in the securities (other than U.S. government securities or securities of other RICs) of (I) any one issuer, (II) any two or more issuers which the we control and which are determined to be engaged in the same or similar trades or businesses or related trades or businesses or (III) any one or more Qualified Publicly-Traded Partnerships (described in 3(b) above); and (5) distribute to its shareholders in each taxable year at least 90% of our investment company taxable income (which is generally its net ordinary income plus the excess, if any, of our net short-term capital gains in excess of its net long-term capital losses), determined without regard to any deduction for dividends paid.

As a RIC, we generally will not be subject to U.S. federal income tax on our investment company taxable income and net capital gain (the excess of net long-term capital gain over net short-term capital loss), if any, that it distributes in each taxable year to our shareholders, provided that it distributes at least 90% of the sum of our investment company taxable income and our net tax-exempt income (if any) for such taxable year. Generally, we intend to distribute to our shareholders, at least annually, substantially all of our investment company taxable income and net tax-exempt income and net capital gains, if any.

Amounts not distributed on a timely basis in accordance with a calendar year distribution requirement are subject to a nondeductible 4% U.S. federal excise tax. To prevent imposition of the excise tax, we must distribute during each calendar year an amount at least equal to the sum of (i) 98% of our ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of our capital gains in excess of our capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 of the calendar year and (iii) any ordinary income and capital gains for previous years that were not distributed during those years. For these purposes, we will be deemed to have distributed any income or gains on which it paid U.S. federal income tax.

While we generally intend to qualify for taxation as a RIC for each taxable year, it is possible that we may not satisfy the requirements described above, and thus may not qualify for taxation as a RIC. If we failed to qualify for taxation as a RIC or failed to satisfy the 90% distribution requirement in any taxable year, we would be subject to U.S. federal income tax at regular corporate rates on our taxable income (including distributions of net capital gain), even if such income were distributed to its shareholders, and all distributions out of earnings and profits would be taxed to shareholders as ordinary dividend income. Subject to certain limitations under the Code, such distributions generally would be eligible (i) to be treated as “qualified dividend income” in the case of individual and other non-corporate shareholders and (ii) for the dividends received deduction in the case of corporate shareholders. In addition, we could be required to recognize unrealized gains, pay taxes and make distributions (which could be subject to interest charges) before requalifying for taxation as a RIC. The Code provides certain relief from RIC disqualification due to inadvertent failures to comply with the 90% gross income test and the diversification tests described above, although there could be additional taxes due in such cases. However, there can be no assurance that we would qualify for any such relief should it fail the 90% gross income test or the diversification tests described above.

Item 1A. Risk Factors.

Investing in our Common Shares involves a number of significant risks. The following information is a discussion of the material risk factors associated with an investment in our Common Shares specifically, as well as those factors generally associated with an investment in a company with investment objectives, investment policies, capital structure or trading markets similar to ours. In addition to the other information contained in this annual report, you should consider carefully the following information before making an investment in our Common Shares. The risks below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur our business, financial condition and results of operations could be materially and adversely affected. In such cases, the NAV of our Common Shares could decline, and you may lose all or part of your investment.

An investment in our securities involves risks. The following is a summary of the principal risks that you should carefully consider before investing in our securities.

A.Risks Relating to the Company’s Business and Structure

The Company Has Limited Operating History.

The Company is a non-diversified, closed-end management investment company that has elected to be regulated as a BDC with limited operating history. As a result, prospective investors have a limited track record or history on which to base their investment decision. There can be no assurance that the results achieved by similar strategies managed by HPS or its affiliates will be achieved for the Company. The Company’s operating results, and in turn the performance of the Company, will depend in part upon the availability of suitable investments and the performance of its investments. Although potential investments of the Company may have been identified, not all of those investments may close, and those that close may not be representative of future investments made by the Company. There can be no assurance that any similar investment opportunities will be available or pursued by the Company in the future. Past performance should not be relied upon as an indication of future results. Moreover, the Company is subject to all of the business risks and uncertainties associated with any new business, including the risk that it will not achieve its investment objective and that the value of a shareholder’s investment could decline substantially or that the shareholder will suffer a complete loss of its investment in the Company.

Prior to the commencement of the Company’s operations, the Adviser and the members of the Investment Team had limited prior experience managing a BDC, and the investment philosophy and techniques used by the Adviser to manage the Company may differ from the investment philosophy and techniques previously employed by the Adviser, its affiliates, and the members of the Investment Team in identifying and managing past investments. In addition, the 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to the other types of investment vehicles. For example, under the 1940 Act, BDCs are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private companies or thinly traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less from the time of investment. The Adviser’s and the members of the Investment Team’s limited experience in managing a portfolio of assets under such constraints may hinder their respective ability to take advantage of attractive investment opportunities and, as a result, achieve the Company’s investment objective.

The Company May Not Be Able to Meet its Investment Objective.

The Adviser cannot provide assurances that it will be able to identify, choose, make or realize investments of the type targeted for the Company. There is also no guarantee that the Adviser will be able to source attractive investments for the Company within a reasonable period of time. There can be no assurance that the Company will be able to generate returns for the shareholders or that returns will be commensurate with the risks of the investments. The Company may not be able to achieve its investment objective and shareholders may lose some or all of their invested capital. The failure by the Company to obtain indebtedness on favorable terms or in the desired amount will adversely affect the returns realized by the Company and impair the Company’s ability to achieve its investment objective.

The Company is Dependent on the Investment Team.

The success of the Company depends in substantial part on the skill and expertise of the Investment Team. Although the Adviser believes the success of the Company is not dependent upon any particular individual, there can be no assurance that the members of the Investment Team will continue to be affiliated with the Adviser and/or HPS throughout the life of the Company or will continue to be available to manage the Company. The unavailability of members of the Investment Team to manage the Company’s investment program could have a material adverse effect on the Company.

An Investment in the Company is Illiquid and There are Restrictions on Withdrawal.

An investment in the Company is suitable only for certain sophisticated investors that have no need for immediate liquidity in respect of their investment and who can accept the risks associated with investing in illiquid investments.

Our Common Shares are illiquid investments for which there is not and will likely not be a secondary market. Liquidity for our Common Shares will be limited to participation in our share repurchase program, which we have no obligation to maintain. When we make quarterly repurchase offers pursuant to the share repurchase program, we will offer to repurchase Common Shares at a price that is estimated to be equal to our NAV per share on the last day of such quarter, which may be lower than the price that you paid for our Common Shares. As a result, to the extent you paid a price that includes the related sales load and to the extent you have the ability to sell your Common Shares pursuant to our share repurchase program, the price at which you may sell Common Shares may be lower than the amount you paid in connection with the purchase of Common Shares in the Private Offering.

Shareholders Have No Right to Control the Company’s Operations.

The Company is managed exclusively by the Adviser. Shareholders will not make decisions with respect to the management, disposition or other realization of any investment, the day-to-day operations of the Company, or any other decisions regarding the Company’s business and affairs, except for limited circumstances. Specifically, shareholders will not have an opportunity to evaluate for themselves the relevant economic, financial and other information regarding investments by the Company or receive any financial information issued directly by the portfolio companies that is available to the Adviser. Shareholders should expect to rely solely on the ability of the Adviser with respect to the Company’s operations.

The Company’s Assets are Subject to Recourse.

The assets of the Company, including any investments made by and any capital held by the Company are available to satisfy all liabilities and other obligations of the Company, as applicable. If the Company becomes subject to a liability, parties seeking to have the liability satisfied may have recourse to the Company’s assets generally and may not be limited to any particular asset, such as the investment giving rise to the liability.

The Company Borrows Money, Which Magnifies the Potential for Gain or Loss on Amounts and May Increase the Risk of Investing With Us.

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. We currently borrow under the Revolving Credit Facility (as defined below). In the future, we may borrow from, or issue additional senior securities to, banks, insurance companies, funds, institutional investors and other lenders and investors. Lenders and holders of such senior securities have fixed dollar claims on our consolidated assets that are superior to the claims of our common shareholders or any preferred shareholders. If the value of our consolidated assets increases, then leveraging would cause the net asset value per share of our Common Shares to increase more sharply than it would have had we not incurred leverage.

Conversely, if the value of our consolidated assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not incurred leverage. Similarly, any increase in our consolidated income in excess of consolidated interest payable on the borrowed funds would cause our net income to increase more than it would had we not incurred leverage, while any decrease in our consolidated income would cause net income to decline more sharply than it would have had we not incurred leverage. Such a decline could negatively affect our ability to make distribution payments on our Common Shares. There can be no assurance that a leveraging strategy will be successful.

As of December 31, 2024, we had approximately $289.8 million of outstanding borrowings under the Revolving Credit Facility. The weighted average stated interest rate on our principal amount of outstanding indebtedness as of December 31, 2024 was 6.31% (excluding deferred financing costs and unused fees). We intend to continue borrowing under the Revolving Credit Facility in the future and we may increase the size of the Revolving Credit Facility or issue additional debt securities or other evidences of indebtedness (although there can be no assurance that we will be successful in doing so). For more information on our indebtedness, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources.” Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. The amount of leverage that we employ at any particular time will depend on our Adviser’s and our Board’s assessments of market and other factors at the time of any proposed borrowing. We are currently allowed to borrow amounts such that our asset coverage, as calculated pursuant to the 1940 Act, equals at least 150% after such borrowing (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us).

Credit facilities, unsecured notes and debt securitization issuances impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC. A failure to renew credit facilities or to add new or replacement debt facilities or to issue additional debt securities or other evidences of indebtedness could have a material adverse effect on our business, financial condition and results of operations.

The following table illustrates the effect on return to a holder of our Common Shares of the leverage created by our use of borrowing at the weighted average stated interest rate of 6.31% (excluding deferred financing costs and unused fees) as of December 31, 2024, together with (a) our total value of net assets as of December 31, 2024; (b) approximately $289.8 million in aggregate principal amount of indebtedness outstanding as of December 31, 2024 and (c) hypothetical annual returns on our portfolio of minus 10% to plus 10%.

	Assumed Return on Portfolio (Net of Expenses)(1)
	-10%	-5%	0%	5%	10%
Corresponding Return to Common Shareholders(2)	(18.31)%	(10.55)%	(2.80)%	4.95%	12.70%

(1) The assumed portfolio return is required by SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table. Pursuant to SEC regulations, this table is calculated as of December 31, 2024. As a result, it has not been updated to take into account any changes in assets or leverage since December 31, 2024.
(2) In order to compute the “Corresponding Return to Common Shareholders,” the “Assumed Return on Portfolio” is multiplied by the total value of our assets at December 31, 2024 to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the weighted average stated interest rate of 6.31% by the approximately $289.8 million of principal debt outstanding) is subtracted to determine the return available to shareholders. The return available to shareholders is then divided by the total value of our net assets as of December 31, 2024 to determine the “Corresponding Return to Common Shareholders.”

Based on our outstanding indebtedness of $289.8 million as of December 31, 2024 and the effective weighted average annual interest rate of 6.31% as of that date (excluding deferred financing costs and unused fees), our investment portfolio would have been required to experience an annual return of at least 1.81% to cover annual interest payments on the outstanding debt.

There Can be No Assurance the Company Will be Able to Obtain Leverage.

The Company has and will continue to seek to regularly employ a significant amount of direct or indirect leverage in a variety of forms through borrowings, derivatives and other financial instruments as part of its investment program. However, there can be no assurance that the Company will be able to obtain indebtedness at all or to the desired degree or that indebtedness will be accessible by the Company at any time or in connection with any particular investment. If indebtedness is available to the Company, there can be no assurance that such indebtedness will be available in the desired amount or on terms favorable to the Company and/or terms comparable to terms obtained by competitors. The terms of any indebtedness are expected to vary based on the counterparty, timing, size, market interest rates, other fees and costs, duration, advance rates, eligible investments, and the ability to borrow in currencies other than the U.S. dollar. Moreover, market conditions or other factors may cause or permit the amount of leverage employed by the Company to fluctuate over the Company’s life. Furthermore, the Company may seek to obtain indebtedness on an investment-by-investment basis, and leverage may not be available or may be available on less desirable terms in connection with particular investments. The instruments and borrowing utilized by the Company to leverage its investments may be collateralized by other assets of the Company.

The Company has incurred and expects in the future that it will continue to incur indebtedness collateralized by the Company’s assets. As a BDC, with certain limited exceptions, the Company will only be permitted to borrow amounts such that the Company’s asset coverage ratio, as defined in the 1940 Act, equals at least 150% (equivalent to $2 of debt outstanding for each $1 of equity) after such borrowing. If the Company is unable to obtain and maintain the desired amount of borrowings on favorable terms, the Adviser may seek to realize the Company’s investments earlier than originally expected.

The Company is Subject to Risks Relating to the Availability of Asset-Based Leverage.

The Company has incurred and expects in the future that it will continue to utilize asset-based leverage in acquiring investments on a deal-by-deal basis. However, there can be no assurance that the Company will be able to obtain indebtedness with respect to any particular investment. If indebtedness is available in connection with a particular investment, there can be no assurance that such indebtedness will be on terms favorable to the Company and/or terms comparable to terms obtained by competitors, including with respect to costs, duration, size, advance rates and interest rates. Moreover, market conditions or other factors may cause or permit the amount of leverage employed by the Company to fluctuate over its life. For example, if leverage is obtained later in the Company’s life, the Company may immediately deploy such leverage in order to achieve the desired borrowing ratio, which may involve making distributions of borrowed funds. If the Company is unable to, or not expected to be able to, obtain indebtedness in connection with a particular investment, the Company may determine not to make the investment or may invest a different proportion of its available capital in such investment.

This may affect the ability of the Company to make investments, could adversely affect the returns of the Company and may impair its ability to achieve its investment objective. In addition, the lender may impose certain diversification or other requirements in connection with asset-based leverage, and these restrictions are expected to impact the ability of the Company to participate in certain investments or the amount of the Company’s participation in certain investments.

The Company is Subject to Risks Relating to the Use of Leverage.

The Company has sought and will continue to seek to employ direct or indirect leverage in a variety of forms, including through borrowings, derivatives, and other financial instruments as part of its investment program, which leverage has been and is expected to be secured by the Company’s assets. The greater the total leverage of the Company relative to its assets, the greater the risk of loss and possibility of gain due to changes in the values of its investments. The extent to which the Company uses leverage may have other significant consequences to shareholders, including, the following: (i) greater fluctuations in the net assets of the Company; (ii) use of cash flow (including capital contributions) for debt service and related costs and expenses, rather than for additional investments, distributions, or other purposes; (iii) to the extent that the Company’s cash proceeds are required to meet principal payments, the shareholders may be allocated income (and therefore incur tax liability) in excess of cash available for distribution; (iv) in certain circumstances the Company may be required to harvest investments prematurely or in unfavorable market conditions to service its debt obligations, and in such circumstances the recovery the Company receives from such harvests may be significantly diminished as compared to the Company’s expected return on such investments; (v) limitation on the Company’s flexibility to make distributions to shareholders or result in the sale of assets that are pledged to secure the indebtedness; (vi) increased interest expense if interest rate levels were to increase significantly; (vii) during the term of any borrowing, the Company’s returns may be materially reduced by increased costs attributable to regulatory changes; and (viii) banks and dealers that provide financing to the Company may apply discretionary margin, haircut, financing and collateral valuation policies. Changes by banks and dealers in any of the foregoing may result in large margin calls, loss of financing and forced liquidations of positions at disadvantageous prices. There can also be no assurance that the Company will have sufficient cash flow or be able to liquidate sufficient assets to meet its debt service obligations. Further, the Company’s portfolio companies will include companies that incur debt. Such portfolio companies will be subject to the inherent risks of debt, including economic downturns and rising interest rates, which in turn may negatively affect the Company. As a result, the Company’s exposure to losses, including a potential loss of principal, as a result of which shareholders could potentially lose all or a portion of their investments in the Company, may be increased due to the use of leverage and the illiquidity of the investments generally. Similar risks and consequences apply with respect to indebtedness related to a particular asset or portfolio of assets.

To the extent that the Company enters into multiple financing arrangements, such arrangements may contain cross-default provisions that could magnify the effect of a default. If a cross-default provision were exercised, this could result in a substantial loss for the Company.

As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred shares that we may issue in the future, of at least 150%. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets we hold, we may raise $200 from borrowing and issuing senior securities. In addition, while any senior securities remain outstanding, we are required to make provisions to prohibit any distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. If this ratio were to fall below 150%, we could not incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations and investment activities. Moreover, our ability to make distributions to you may be significantly restricted or we may not be able to make any such distributions whatsoever. The amount of leverage that we employ is subject to oversight by our Board, a majority of whom are Independent Trustees with no material interests in such transactions.

Although borrowings by the Company have the potential to enhance overall returns that exceed the Company’s cost of funds, they will further diminish returns (or increase losses on capital) to the extent overall returns are less than the Company’s cost of funds. In addition, borrowings by the Company may be secured by the shareholders’ investments as well as by the Company’s assets and the documentation relating to such borrowing may provide that during the continuance of a default under such borrowing, the interests of the shareholder may be subordinated to such borrowing.

The Company is Subject to Risks Relating to Seller Financing.

The Company may utilize seller financing (i.e., make investments that are financed, in whole or in part, by the Company borrowing from the sellers of said investments or their affiliates) and other one-off financing solutions on a case-by-case basis. Providers of seller financing may be motivated to sell a particular asset, and may be willing to provide a prospective purchaser of such asset with more favorable pricing and/or greater amounts of leverage than would otherwise be the case if such purchaser sought financing from unrelated, third-party providers of leverage. To the extent that the Company is able to obtain seller financing in connection with a particular investment, the Company may seek to employ more leverage than would otherwise be the case in the absence of such seller financing. While the Company’s use of seller financing could increase the potential return to shareholders to the extent that there are gains associated with such investment, such use of seller financing will increase risks associated with the use of leverage generally, including the risks associated with such investment and the exposure of such investment to adverse economic factors such as deteriorations in overall conditions in the economy or in the condition of the particular issuer.

The Company is Subject to Risks Relating to Obtaining a Rating from One or More Credit Rating Agencies.

The Company may apply to one or more credit rating agencies to rate the Company and/or its assets in order to provide the Company access to different sources of indebtedness or capital as well as to help meet the Company’s risk/return objectives, its overall target indebtedness ratio or other considerations as determined by the Adviser. In connection with such rating or ratings, the credit rating agency or credit rating agencies may review and analyze the Company’s counterparties, the Adviser, the Administrator, the investments and expected investments of the Company, the legal structure of the Company, the historical and current shareholders and Company performance data. There can be no assurance that the Company will apply for any additional rating or ratings, that a credit rating agency will provide a rating or that such a rating will be beneficial to the Company. In addition, when making investment decisions for the Company (including establishing the Company’s investment portfolio), the Adviser may consider the implications of the investment portfolio on a credit rating agency or credit rating agencies’ rating or ratings of the Company and tailor the Company’s investment portfolio taking into account such considerations. There is a risk that a rating agency could incorrectly rate, or downgrade ratings which could have a material effect on the Company, including its assets and its ability to acquire indebtedness.

The Adviser May be Required to Expedite Investment Decisions.

Investment analyses and decisions by the Adviser may be required to be undertaken on an expedited basis to take advantage of investment opportunities. In such cases, the information available to the Adviser at the time of making an investment decision may be limited. Therefore, no assurance can be given that the Adviser will have knowledge of all circumstances that may adversely affect an investment. In addition, the Adviser may rely upon independent consultants and other sources in connection with its evaluation of proposed investments, and no assurance can be given as to the accuracy or completeness of the information provided by such independent consultants or other sources or to the Company’s right of recourse against them in the event errors or omissions do occur.

The Company is Subject to Risks Relating to Insurance.

HPS and/or the Adviser have purchased and are maintaining an omnibus insurance policy which includes coverage in respect of the Company and one or more other clients of the Adviser and its affiliates, including certain of their respective indemnified persons (which omnibus insurance policy or policies may provide coverage to the Adviser and such indemnified persons for events unrelated to the Company). The pro rata portion of the premiums for such shared insurance policies generally will be borne by the Company, and such shared insurance policies are expected to have overall caps on coverage. To the extent an insurable event results in claims in excess of such a cap, the Company may not receive as much in insurance proceeds as it would have received if separate insurance policies had been purchased for each insured party. Similarly, insurable events may occur sequentially in time while subject to a single overall cap. To the extent insurance proceeds for one such event are applied towards a cap and the Company experiences an insurable loss after such event, the Company’s receipts from such insurance policy may also be diminished. Insurance policies covering the Company may provide insurance coverage to indemnified persons for conduct that would not be covered by indemnification. In addition, the Company may need to initiate litigation in order to collect from an insurance provider, which may be lengthy and expensive for the Company and which ultimately may not result in a financial award.

While HPS and the Adviser expect to allocate insurance expenses in a manner they determine to be fair and equitable, taking into account any factors they deem relevant to the allocation of such expenses, because of the uncertainty of whether claims will arise in the future and the timing and the amount that may be involved in any such claim, the determination of how to allocate such expenses may require HPS and the Adviser to take into consideration facts and circumstances that are subjective in nature. It is unlikely that HPS or the Adviser will be able to accurately allocate the expenses of any such insurance policies based on the actual claims related to a particular client, including the Company.

The Company is Subject to Risks Relating to Indemnification.

The Company is required to indemnify the Adviser, the members of the Board and each other person indemnified under the Declaration of Trust and the Bylaws of the Company (as amended or restated from time to time, the “Bylaws”) for liabilities incurred in connection with the Declaration of Trust, the Bylaws, the Investment Advisory Agreement and the Company’s activities, except in certain circumstances. Subject to the limits on indemnification under Section 17(h) of the 1940 Act, the Declaration of Trust provides that the Company shall not indemnify such persons to the extent liability and losses are the result of willful misfeasance, bad faith or gross negligence or reckless disregard of the duties of the indemnitee of the Company in the case that the indemnitee is a Trustee, officer, employee, or agent of the Company. Subject to the limits on indemnification under Section 17(i) of the 1940 Act, the Investment Advisory Agreement provides that the Adviser shall not be protected against any liability to the Company or its shareholders by reason of willful misfeasance, bad faith or gross negligence on the Adviser’s part in the performance of its duties or by reason of the reckless disregard of its duties and obligations. The Company also indemnifies certain service providers, including the Administrator and the Company’s auditors, as well as consultants and sourcing, operating and joint venture partners. Such liabilities may be material and may have an adverse effect on the returns to the shareholders. The indemnification obligation of the Company would be payable from the assets of the Company. The application of the indemnification and exculpation standards may result in shareholders bearing a broader indemnification obligation in certain cases than they would in the absence of such standards. As a result of these considerations, even though such provisions will not act as a waiver on the part of any shareholder of any of its rights which are not permitted to be waived under applicable law, the Company may bear significant financial losses even where such losses were caused by the negligence or other conduct of such indemnified persons.

The Company is Subject to Risks Relating to Certain Proceedings and Investigations.

The Adviser and its affiliates and/or the Company may be subject to claims (or threats of claims), and governmental investigations, examinations, requests for information, audits, inquiries, subpoenas and other regulatory or civil proceedings. The outcome of any investigation, action or proceeding may materially adversely affect the value of the Company, including by virtue of reputational damage to the Adviser and may be impossible to anticipate. Any such investigation, action or proceeding may continue without resolution for long periods of time and may consume substantial amounts of the Adviser’s time and attention, and that time and the devotion of these resources to any investigation, action or proceeding may, at times, be disproportionate to the amounts at stake in such investigation, action or proceeding. The unfavorable resolution of such items could result in criminal or civil liability, fines, settlements, charges, penalties or other monetary or non-monetary remedies or sanctions that could negatively impact the Adviser, its affiliates and/or the Company. In addition, such actions and proceedings may involve claims of strict liability or similar risks against the Company in certain jurisdictions or in connection with certain types of activities. In some cases, the expense of such investigations, actions or proceedings and paying any amounts pursuant to settlements or judgments would be borne by the Company.

The Company is Not Registered as an Investment Company Under the 1940 Act.

While the Company is not registered as an investment company under the 1940 Act, it is subject to regulation as a BDC under the 1940 Act and is required to adhere to the provisions of the 1940 Act applicable to BDCs. The Common Shares have not been recommended by any U.S. federal or state, or any non-U.S., securities commission or regulatory authority. Furthermore, the foregoing authorities have not confirmed the accuracy or determined the adequacy of the Company’s disclosures. Any representation to the contrary is a criminal offense.

The Company is Subject to Risks Relating to Portfolio Valuation.

The Adviser, subject at all times to the oversight of the Board, determines the valuation of the Company’s investments. It is expected that the Adviser will have a limited ability to obtain accurate market quotations for purposes of valuing most of the Company’s investments, which may require the Adviser to estimate, in accordance with valuation policies established by the Board, the value of the Company’s debt and other investments on a valuation date. Further, because of the overall size and concentrations in particular markets, the maturities of positions that may be held by the Company from time to time and other factors, the liquidation values of the Company’s investments may differ significantly from the interim valuations of these investments derived from the valuation methods described herein. If the Adviser’s valuation should prove to be incorrect, the stated value of the Company’s investments could be adversely affected. Absent bad faith or manifest error, valuation determinations of the Adviser will be conclusive and binding on the shareholders.

Valuation of the types of assets in which the Company invests are inherently subjective. In addition, the Adviser may have an interest in determining higher valuations in order to be able to present better performance to prospective investors. In certain cases, the Company may hold an investment in an issuer experiencing distress or going through bankruptcy. In such a situation, the Adviser may continue to place a favorable valuation on such investment due to the Adviser’s determination that the investment is sufficiently secured despite the distressed state or bankruptcy of the issuer. However, no assurances can be given that this assumption is justified or that such valuations will be accurate in the long term. In addition, an investment in a portfolio company may not be permanently written-off or permanently written down despite its distressed state or covenant breach until such portfolio company experiences a material corporate event (e.g., bankruptcy or partial sale) which establishes an objective basis for such revised valuation. In these circumstances, the Adviser has an interest in delaying any such write-offs or write-downs to maintain a higher management fee base and thus, management fees paid to the Adviser.

In addition, the Adviser relies on third-party valuation agents to verify the value of certain investments. An investment may not have a readily ascertainable market value and accordingly, could potentially make it difficult to determine a fair value of an investment and may yield an inaccurate valuation. Further, because of the Adviser’s knowledge of the investment, the valuation agent may defer to the Adviser’s valuation even where such valuation may not be accurate or the determination thereof involved a conflict of interest. An inaccurate valuation of one or more investments could have a substantial impact on the Company.

The Company is Subject to Risks Relating to Rights Against Third Parties, Including Third-Party Service Providers.

The Company is reliant on the performance of third-party service providers, including the Adviser, the Administrator, auditors, legal advisors, lenders, bankers, brokers, consultants, sourcing, operating and joint venture partners and other service providers (collectively, “Service Providers”). Further information regarding the duties and roles of certain of these Service Providers is provided in this annual report and the Company’s other publicly available reports. The Company may bear the risk of any errors or omissions by such Service Providers. In addition, misconduct by such Service Providers may result in reputational damage, litigation, business disruption and/or financial losses to the Company. Each shareholder’s contractual relationship in respect of its investment in Common Shares of the Company is with the Company only and shareholders are not in contractual privity with the Service Providers. Therefore, generally, no shareholder will have any contractual claim against any Service Provider with respect to such Service Provider’s default or breach. Accordingly, shareholders must generally rely upon the Adviser and/or Administrator to enforce the Company’s rights against Service Providers. In certain circumstances, which are generally not expected to prevail, shareholders may have limited rights to enforce the Company’s rights on a derivative basis or may have rights against Service Providers if they can establish that such Service Providers owe duties to the shareholders. In addition, shareholders will have no right to participate in the day-to-day operation of the Company and decisions regarding the selection of Service Providers. Rather, the Adviser and/or Administrator will select the Company’s Service Providers and determine the retention and compensation of such providers without the review by or consent of the shareholders. The shareholders must therefore rely on the ability of the Adviser and/or Administrator to select and compensate Service Providers and to make investments and manage and dispose of investments.

The Adviser and Administrator will have an incentive to contract certain services to third parties due to a number of factors, including because the fees, costs and expenses of such service providers will be borne by the Company as Company expenses and will reduce the Adviser’s and/or Administrator’s internal overhead and compensation and benefits costs for employees who might otherwise perform such services. Moreover, the involvement of service providers may present a number of risks due to, among other factors, the Adviser’s and/or Administrator’s reduced control over the functions that are contracted. There can be no assurances that the Adviser and/or Administrator, through conducting oversight of the service providers, will be able to identify, prevent or mitigate the risks of engaging service providers. The Company may suffer adverse consequences from actions, errors or failures to act by such third parties, and will have obligations, including indemnity obligations, toward and limited recourse against them as discussed above.

In certain circumstances, service providers may sub-delegate particular duties to additional third-party service providers, and there is no guarantee that the Adviser and/or Administrator will have consent rights to such sub-delegation in all cases. Such sub-delegation of services by service providers exacerbates the risks described above as none of the Adviser, the Administrator or the Company would be in contractual privity with sub-delegates. Further, the Company’s investors, the Adviser, the Administrator and the Company will have to rely on the service providers for appropriate selection and oversight of such sub-delegates.

Contracting certain services may not occur uniformly for the Company and other clients of the Adviser and/or its affiliates, and the expenses that may be borne by such vehicles and accounts vary. Accordingly, certain costs may be incurred by (or allocated to) the Company through the use of third-party service providers that are not incurred by (or allocated to) certain other clients of the Adviser and/or its affiliates for similar services.

The Company is Subject to Risks Relating to Lack of Diversification.

The Company is classified as a non-diversified investment company within the meaning of the 1940 Act, which means that the Company is not limited by the 1940 Act with respect to the proportion of its assets that it may invest in securities of a single issuer. To the extent that the Company assumes large positions in the securities of a small number of issuers, its NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. The Company may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond the Company’s asset diversification requirements as a RIC under the Code, the Company does not have fixed guidelines for diversification, and its investments could be concentrated in relatively few portfolio companies, or in investments similar in geographic region or asset type. Although the Company is classified as a non-diversified investment company within the meaning of the 1940 Act, it maintains the flexibility to operate as a diversified investment company. To the extent that the Company operates as a non-diversified investment company, it may be subject to greater risk.

The Company does not have fixed guidelines for diversification by industry or type of security, and investments may be concentrated in only a few industries or types of securities. Further, if the expected amount of leverage is not obtained or deployed, the

Company may be more concentrated in an investment than originally anticipated. As a result, the Company’s investments may be concentrated and the poor performance of a single investment may have pronounced negative consequences to the Company and the aggregate returns realized by the shareholders.

The Company is Subject to Risks Relating to Consultation with Sourcing and Operating Partners.

In certain circumstances, sourcing and operating partners may be aware of and consulted in advance in relation to certain investments made by the Company. While sourcing and operating partners will be subject to confidentiality obligations, they are not restricted from engaging in any activities or businesses that may be similar to the business of the Company or competitive with the Company. In particular, sourcing and operating partners may use information available to them as sourcing and operating partners of HPS or its affiliates in a manner that conflicts with the interests of the Company. Except in limited circumstances, the sourcing and operating partners are generally not obligated to account to HPS or its affiliates for any profits or income earned or derived from their activities or businesses or inform HPS or its affiliates of any business opportunity that may be appropriate for the Company.

The Company is Subject to Risks Relating to the Timing of Realization of Investments.

The Adviser, in its discretion, may seek to realize the Company’s investments earlier than originally expected, which may be accomplished through one or more transactions, including, to the extent permitted by applicable law, transactions with another investment fund or account sponsored or managed by the Adviser or HPS (collectively “Other HPS Investors”), which will be for a price equal to the fair value of such investment. The value of such investment, subject to approval by the Board, will be determined by the Adviser and verified by one or more third-party valuation agents. The Adviser may seek such realizations in order to support the Company’s target risk/return profile with respect to the Company’s unrealized investments, taking into account such factors as the Company’s expense ratio relative to such assets and the availability of, or repayment obligations with respect to, any credit facilities.

The Company May be Required to Disclose Information Regarding Shareholders.

The Company, the Adviser or their respective affiliates, Service Providers, or agents may from time to time be required or may, in their discretion, determine that it is advisable to disclose certain information about the Company and the shareholders, including investments held directly or indirectly by the Company and the names and level of beneficial ownership of certain of the shareholders, to regulatory or taxing authorities of certain jurisdictions, which have or assert jurisdiction over the disclosing party or in which the Company directly or indirectly invests. Disclosure of confidential information under such circumstances will not be regarded as a breach of any duty of confidentiality and, in certain circumstances, the Company, the Adviser or any of their affiliates, Service Providers or agents, may be prohibited from disclosing to any shareholder that any such disclosure has been made.

The Company is Subject to Operational Risks.

The Company is subject to operational risk, including the possibility that errors may be made by the Adviser or its affiliates and Service Providers in certain transactions, calculations or valuations on behalf of, or otherwise relating to, the Company. Shareholders may not be notified of the occurrence of an error or the resolution of any error. Generally, the Adviser, its affiliates and Service Providers will not be held accountable for such errors, and the Company may bear losses resulting from such errors.

The Company is Subject to Risks Relating to Exposure to Material Non-Public Information.

HPS conducts a broad range of private and public debt investment businesses generally without internal information barriers in the ordinary course. As a result, from time to time, HPS (in its capacity as investment manager of investment vehicles, funds or accounts or in connection with investment activities on its own behalf) receives material non-public information with respect to issuers of publicly-traded securities or other securities in connection with, among other examples, acquisitions, refinancings, restructurings of such issuers which HPS reviews or participates in, oftentimes unrelated to its affiliate’s management of the Company. In such circumstances, the Company may be prohibited, by law, contract or by virtue of HPS’s policies and procedures, from (i) selling all or a portion of a position in such issuer, thereby potentially incurring trading losses as a result, (ii) establishing an initial position or taking any greater position in such issuer, and (iii) pursuing other investment opportunities related to such issuer.

The Company is Subject to Risks Relating to Technology Systems.

The Company depends on the Adviser and HPS to develop and implement appropriate systems for its activities. The Company may rely on computer programs to evaluate certain securities and other investments, to monitor their portfolios, to trade, clear and settle securities transactions and to generate asset, risk management and other reports that are utilized in the oversight of the Company’s activities. In addition, certain of the Company’s and the Adviser’s operations interface with or depend on systems operated by third parties, including loan servicers, custodians and administrators, and the Adviser and HPS may not always be in a position to verify the risks or reliability of such third-party systems, including the use of artificial intelligence capabilities. For example, the Company and the Adviser generally expect to provide statements, reports, notices, updates, requests and any other communications in electronic form, such as e-mail or posting on a web-based reporting site or other internet service, in lieu of or in addition to sending such communications as hard copies via fax or mail. These programs or systems may be subject to certain defects, failures or interruptions, including, but not limited to, those caused by ‘hacking’ or other security breaches, computer ‘worms,’ viruses and power failures. Such failures could cause settlement of trades to fail, lead to inaccurate accounting, recording or processing of trades and cause inaccurate reports, which may affect the Company’s ability to monitor its investment portfolio and its risks. Any such defect or failure could cause the Company to suffer financial loss, disruption of its business, liability to clients or third parties, regulatory intervention or reputational damage.

The Company is Subject to Risks Relating to Cybersecurity.

The Company, the Adviser and their Service Providers are subject to risks associated with a breach in cybersecurity. Cybersecurity is a generic term used to describe the technology, processes and practices designed to protect networks, systems, computers, programs and data from both intentional cyber-attacks and hacking by other computer users as well as unintentional damage or interruption that, in either case, can result in damage and disruption to hardware and software systems, loss or corruption of data and/or misappropriation of confidential information. For example, information and technology systems are vulnerable to damage or interruption from computer viruses, network failures, computer and telecommunication failures, infiltration by unauthorized persons and security breaches, usage errors by their respective professionals, power outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. Such damage or interruptions to information technology systems may cause losses to a shareholder by interfering with the processing of shareholder transactions, affecting the Company’s ability to calculate NAV or impeding or sabotaging the investment process. The Company may also incur substantial costs as the result of a cybersecurity breach, including those associated with forensic analysis of the origin and scope of the breach, increased and upgraded cybersecurity, identity theft, unauthorized use of proprietary information, litigation, adverse shareholder reaction, the dissemination of confidential and proprietary information and reputational damage. Any such breach could expose the Company and the Adviser to civil liability as well as regulatory inquiry and/or action (and the Adviser may be indemnified by the Company in connection with any such liability, inquiry or action). In addition, any such breach could cause substantial withdrawals from the Company. Shareholders could also be exposed to losses resulting from unauthorized use of their personal information.

Moreover, the increased use of mobile and cloud technologies due to the proliferation of remote work resulting from the COVID-19 pandemic could heighten these and other operational risks as certain aspects of the security of such technologies may be complex and unpredictable. Reliance on mobile or cloud technology or any failure by mobile technology and cloud service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt our operations, the operations of a portfolio company or the operations of our or their service providers and result in misappropriation, corruption or loss of personal, confidential or proprietary information or the inability to conduct ordinary business operations. In addition, there is a risk that encryption and other protective measures may be circumvented, particularly to the extent that new computing technologies increase the speed and computing power available. Extended periods of remote working, whether by us, our portfolio companies, or our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts. Accordingly, the risks described above are heightened under the current conditions.

While the Adviser and HPS have implemented various measures to manage risks associated with cybersecurity breaches, including establishing a business continuity plan and systems designed to prevent cyber-attacks, there are inherent limitations in such plans and systems, including the possibility that certain risks (including any ongoing breaches) have not been identified. Similar types of cybersecurity risks also are present for portfolio companies in which the Company invests, which could affect their business and financial performance, resulting in material adverse consequences for such issuers, and causing the Company’s investments in such portfolio companies to lose value.

In addition, cybersecurity has become a top priority for global lawmakers and regulators around the world, and some jurisdictions have proposed or enacted laws requiring companies to notify regulators and individuals of data security breaches involving certain types of personal data. Compliance with such laws and regulations may result in cost increases due to system changes and the development of new administrative processes. If the Company or the Adviser or certain of their affiliates fail to comply with the relevant and increasing laws and regulations, the Company could suffer financial losses, a disruption of our businesses, liability to shareholders, regulatory intervention or reputational damage.

Further, the potential utilization of artificial intelligence, machine learning technology, data analytics or similar technology (collectively, “AI Tools”) as described further below, may expose investors to enhanced cybersecurity and data privacy risks, including risks that cannot yet be predicted given the rapid development of such technologies and uncertain legal and regulatory climate. Similar types of cybersecurity risks also are present for portfolio companies in which the Company invests, which could affect their business and financial performance, resulting in material adverse consequences for such issuers, and causing the Company’s investments in such portfolio companies to lose value.

The Company is Subject to Risks Associated with Use of Artificial Intelligence and Machine Learning Technology.

From time to time, the Adviser and/or its affiliates, the Company, the Board, and their service providers may utilize AI Tools in connection with their business activities, including management and review of the Company and the Company’s investment portfolio. There are significant risks involved in utilizing AI Tools and no assurance can be provided that the usage of such AI Tools will enhance the Company’s portfolio or assist the Company or its investments in being more efficient or profitable. For example, certain AI Tools may utilize historical market or sector data in their analytics. To the extent that such historical data are not indicative of the current or future conditions in the applicable market or sector, or the AI Tools fail to filter biases in the underlying data or collection methods, the usage of AI Tools may lead the Adviser and/or its affiliates, and their service providers, to make determinations on behalf of the Company, including potential investment decisions, that have an adverse effect on the Company’s investments. Similarly, AI Tools are generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that AI Tools utilize to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error – potentially materially so – and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of AI Tools. While AI Tools may improve the efficiency of data analytics and reduce investment costs, there is no assurance that returns from investments utilizing AI Tools will be higher than they would be if investment decisions were made solely using human analytics or that the expenses related to AI Tools directly or indirectly borne by the Company will outweigh such reduced investment costs or outweigh such risks. AI Tools may also be subject to data herding and interconnectedness (i.e., multiple market participants utilizing the same data), which may adversely impact the markets in which the Company invests, and in turn, the Company’s investments. In addition, the Adviser, its affiliates, the Company, and the Board (as applicable) will not be in a position to control the manner in which service providers utilize AI Tools. The foregoing risks with respect to AI Tools may similarly apply with respect to the Company’s portfolio companies. The Adviser, its affiliates, the Company, and the Board (as applicable) will not be in a position to control the manner in which the portfolio companies or their third-party service providers utilize AI Tools. Further, AI Tools and their applications, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments.

In addition, the use of AI Tools may enhance cybersecurity risks and operational and technological risks. The technologies underlying AI Tools and their use cases are rapidly developing, and remain subject to existing laws, including privacy, consumer protection and federal equal opportunity laws. As a result, it is not possible to predict all of the legal, operational or technological risks related to the use of AI Tools. Moreover, AI Tools are the subject of evolving review by various regulatory agencies, including the SEC and the U.S. Federal Trade Commission, and changes in the regulation of the use of AI Tools may adversely affect the ability of the Adviser, its affiliates, and their respective service providers to use AI Tools to manage the Company and its investments.

The Company is Subject to Risks Associated with Technological Innovation.

As technological innovation continues to advance rapidly, it could adversely impact one or more investments of the Company. Moreover, given the pace of innovation in recent years, the impact of such innovation on a particular investment may not have been foreseeable at the time the Company made the investment. Furthermore, in making investment decisions, the Company could factor in views about the direction or degree of innovation that prove inaccurate and lead to losses.

The Company is Subject to Risks Associated with Sourcing, Operating or Joint Venture Partners.

HPS has historically, and expects in the future to, work with sourcing, operating and/or joint venture partners, including with respect to particular types of investments or particular sectors or regions. These arrangements may be structured as joint ventures or contractual service provider relationships. Where such a partner is engaged, the Adviser may not have the opportunity to diligence the individual investments in which the Company participates and, instead, will be relying on its contractual relationship with, and ongoing diligence of, the sourcing or joint venture partner whose interests may differ from those of the Company. In certain circumstances, the Adviser may commit to invest in a pre-agreed amount of investments negotiated by the sourcing partner and/or joint venture partner and/or the Adviser may commit to invest in one or more transactions for which the sourcing partner and/or joint venture partner led the due diligence and negotiation processes and the Adviser may not be given an opportunity (or given only a limited opportunity) to perform due diligence and participate in negotiation of transactional terms. Shareholders should be aware that sourcing, operating and joint venture partners are not expected to owe any fiduciary duties to the Company or the shareholders.

The Company may pay retainers, closing, monitoring, performance or other fees to sourcing, operating and joint venture partners. Such retainer fees may be netted against a closing fee, if applicable, in connection with the related investment. However, if no such investment is consummated, the Company will bear any retainer amounts as an expense. In addition, to the extent the compensation of a sourcing, operating or joint venture partner is based on the performance of the relevant investments, the sourcing, operating or joint venture partner may have an incentive to seek riskier investments than it would have under a different compensation structure. In this regard, a sourcing, operating or joint venture partner may receive incentive compensation at the expense of the Company. The expenses of sourcing, operating and joint venture partners may be substantial. In certain circumstances, the Company or a portfolio company in which the Company invests may pay fees to sourcing, operating and/or joint venture partners in consideration for services, including where the Adviser may have otherwise provided those services without charge. In other circumstances, sourcing, operating and/or joint venture partners may receive certain third-party fees (such as upfront fees, commitment fees, origination fees, amendment fees, ticking fees and break-up fees as well as prepayment premiums) in respect of an investment, and no such fees will offset or otherwise reduce the management fee payable by the shareholders. . In certain cases, the Adviser or its affiliates may have an ownership interest in one or more sourcing partners, in order to incentivize such sourcing partners to direct the deal flow to the Adviser and/or its affiliates or otherwise, and therefore may indirectly benefit from the compensation received from the Company by such sourcing partners. The Company’s share of such fees will not offset or otherwise reduce the management fees payable by the Company’s investors. In all circumstances, fees received by the Adviser will be consistent with applicable laws. The existence of any such fees may result in the Company paying fees twice, once to the Adviser in the form of management fees and once to the sourcing, operating or joint venture partners to service or manage the same assets.

Sourcing, operating and/or joint venture partners may invest in the Company. Joint venture investments involve various risks, including the risk that the Company will not be able to implement investment decisions or exit strategies because of limitations on the Company’s control under applicable agreements with joint venture partners, the risk that a joint venture partner may become bankrupt or may at any time have economic or business interests or goals that are inconsistent with those of the Company, the risk that a joint venture partner may be in a position to take action contrary to the Company’s objectives, the risk of liability based upon the actions of a joint venture partner and the risk of disputes or litigation with such partner and the inability to enforce fully all rights (or the incurrence of additional risk in connection with enforcement of rights) one partner may have against the other, including in connection with foreclosure on partner loans, because of risks arising under applicable law, and tax and regulatory risks related to the joint venture’s structure, which may adversely affect the Company’s pre-tax returns. In addition, the Company may, in certain cases, be liable for actions of its joint venture partners. The joint ventures in which we participate may sometimes be allocated investment opportunities that might have otherwise gone entirely to the Company, which may reduce our return on equity. Additionally, our joint venture investments may be held on an unconsolidated basis and at times may be highly leveraged. Such leverage would not count toward the investment limits imposed on us by the 1940 Act.

Investors should be aware that sourcing, operating and joint venture partners are not expected to owe any fiduciary duties to the Company or its investors.

The Company is Subject to Risks Relating to Electronic Delivery of Certain Documents.

The shareholders will be deemed to consent to electronic delivery or posting to the Administrator’s website or other service of: (i) certain closing documents such as the Declaration of Trust, the Bylaws and the Subscription Agreements; (ii) any notices or communications required or contemplated to be delivered to the shareholders by the Company, the Adviser, or any of their respective affiliates, pursuant to applicable law or regulation; (iii) certain tax-related information and documents; and (iv) drawdown notices and other notices, requests, demands, consents or other communications and any financial statements, reports, schedules, certificates or opinions required to be provided to the shareholders under any agreements. There are certain costs and possible risks associated with electronic delivery. Moreover, the Adviser cannot provide any assurance that these communication methods are secure and will not be responsible for any computer viruses, problems or malfunctions resulting from the use of such communication methods. See “The Company is Subject to Risks Relating to Technology Systems” and “The Company is Subject to Risks Relating to Cybersecurity” above.

The Company is Subject to Risks Relating to Handling of Mail.

Mail addressed to the Company and received at its registered office will be forwarded unopened to the forwarding address supplied by the Company to be processed. None of the Company, the Adviser or any of their trustees, officers, advisors or Service Providers will bear any responsibility for any delay howsoever caused in mail reaching the forwarding address.

The Company is Subject to General Credit Risks.

The Company may be exposed to losses resulting from default and foreclosure of any such loans or interests in loans in which it has invested. Therefore, the value of underlying collateral, the creditworthiness of borrowers and the priority of liens are each of great importance in determining the value of the Company’s investments. In the event of foreclosure, the Company or an affiliate thereof may assume direct ownership of any assets collateralizing such foreclosed loans. The liquidation proceeds upon the sale of such assets may not satisfy the entire outstanding balance of principal and interest on such foreclosed loans, resulting in a loss to the Company. Any costs or delays involved in the effectuation of loan foreclosures or liquidation of the assets collateralizing such foreclosed loans will further reduce proceeds associated therewith and, consequently, increase possible losses to the Company. In addition, no assurances can be made that borrowers or third parties will not assert claims in connection with foreclosure proceedings or otherwise, or that such claims will not interfere with the enforcement of the Company’s rights.

The Prices of the Company’s Investments Can be Volatile.

The prices of the Company’s investments can be volatile. In addition, price movements may also be influenced by, among other things, changing supply and demand relationships, trade, fiscal, monetary and exchange control programs and national and international political and economic events and policies. In addition, governments from time to time intervene in certain markets. Such intervention often is intended directly to influence prices and may cause or contribute to rapid fluctuations in asset prices, which may adversely affect the Company’s returns.

The Company is Subject to Risks Relating to Syndication and/or Transfer of Investments.

The Company, directly or through the use of one or more subsidiary investment vehicles, has and expects to continue to originate and/or purchase certain debt assets, including ancillary equity assets (“Assets”). The Company will treat the assets of any entity that is primarily controlled by the Company and that primarily engages in investment activities in securities or other assets (a “Primarily Controlled Subsidiary”) as assets of the Company for purposes of determining compliance with various provisions of the 1940 Act applicable to the Company, including those relating to capital structure and leverage (Sections 18 and 61) and affiliated transactions and custody (Sections 17 and 57). In addition, the Adviser and the Company’s Board of Trustees will comply with the provisions of Section 15 of the 1940 Act with respect to a Primarily Controlled Subsidiary’s investment advisory contract. The Company may also purchase certain Assets (including, participation interests or other indirect economic interests) that have been originated by other affiliated or unaffiliated parties and/or trading on the secondary market. The Company may, in certain circumstances, originate or purchase such Assets with the intent of syndicating and/or otherwise transferring a significant portion thereof. In such instances, the Company will bear the risk of any decline in value prior to such syndication and/or other transfer. In addition, the Company will also bear the risk of any inability to syndicate or otherwise transfer such Assets or such amount thereof as originally intended, which could result in the Company owning a greater interest therein than anticipated.

The Company May Need to Raise Additional Capital.

The Company may need additional capital to fund new investments and grow its portfolio of investments once it has fully invested the net proceeds of the Private Offering. Unfavorable economic conditions could increase the Company’s funding costs or limit its access to the capital. A reduction in the availability of new capital could limit the Company’s ability to grow. In addition, the Company is required to distribute at least 90% of its net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to shareholders to maintain its qualification as a RIC. As a result, these earnings will not be available to fund new investments. An inability on the Company’s part to access the capital successfully could limit its ability to grow its business and execute its business strategy fully and could decrease its earnings, if any, which would have an adverse effect on the value of its securities.

The Company is Subject to Counterparty Risks.

To the extent that contracts for investment will be entered into between the Company and a market counterparty as principal (and not as agent), the Company is exposed to the risk that the market counterparty may, in an insolvency or similar event, be unable to meet its contractual obligations to the Company. The Company may have a limited number of potential counterparties for certain of its investments, which may significantly impair the Company’s ability to reduce its exposure to counterparty risk. In addition, difficulty reaching an agreement with any single counterparty could limit or eliminate the Company’s ability to execute such investments altogether. Because certain purchases, sales, hedging, financing arrangements and other instruments in which the Company will engage are not traded on an exchange but are instead traded between counterparties based on contractual relationships, the Company is subject to the risk that a counterparty will not perform its obligations under the related contracts. Although the Company intends to pursue its remedies under any such contracts, there can be no assurance that a counterparty will not default and that the Company will not sustain a loss on a transaction as a result.

The Company is Dependent on Key Personnel.

The Company depends on the continued services of its Investment Team and other key management personnel. If the Company were to lose any of these officers or other management personnel, such a loss could result in operating inefficiencies and lost business opportunities, which could have a negative effect on the Company’s operating performance. Further, we do not intend to separately maintain key person life insurance on any of these individuals.

Investors May be Required to Return Distributions to Satisfy Unpaid Debts of the Company.

Under Delaware law, the investors could, under certain circumstances, be required to return distributions made by the Company to satisfy unpaid debts of the Company that were in existence at the time the distributions were made.

The Board May Make Certain Changes in the Company’s Investment Objective, Operating Policies or Strategies Without Prior Notice or Shareholder Approval.

The Company’s Board has the authority to modify or waive certain of the Company’s operating policies and strategies without prior notice (except as required by the 1940 Act) and without shareholder approval. However, absent shareholder approval, the Company may not change the nature of its business so as to cease to be, or withdraw its election as, a BDC. Under Delaware law, the Company also cannot be dissolved without prior shareholder approval. The Company cannot predict the effect any changes to its current operating policies and strategies would have on its business, operating results and value of its shares. Nevertheless, the effects may adversely affect the Company’s business and impact its ability to make distributions.

The Board May Make Certain Changes to the Company’s Declaration of Trust Without Prior Shareholder Approval.

Our Board may, without shareholder vote, subject to certain exceptions, amend or otherwise supplement the Declaration of Trust by making an amendment, a Declaration of Trust supplemental thereto or an amended and restated Declaration of Trust, including without limitation to classify the Board, to impose advance notice bylaw provisions for Trustee nominations or for shareholder proposals, to require super- majority approval of transactions with significant shareholders or other provisions that may be characterized as anti-takeover in nature.

The Company is Subject to Risks Relating to Allocation of Investment Opportunities and Related Conflicts.

The Company generally is prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the Independent Trustees and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of the Company’s outstanding voting securities is an affiliate of the Company for purposes of the 1940 Act, and the Company generally is prohibited from buying or selling any security from or to such affiliate, absent the prior approval of the Independent Trustees. The 1940 Act also prohibits certain “joint” transactions with certain of the Company’s affiliates, which could include investments in the same issuers (whether at the same or different times), without prior approval of the Independent Trustees and, in some cases, the SEC. If a person acquires more than 25% of the Company’s voting securities, the Company will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit the Company’s ability to transact business with the Company’s officers or Trustees or their affiliates. These prohibitions will affect the manner in which investment opportunities are allocated between the Company and other funds and accounts managed by HPS or its affiliates. Most importantly, the Company generally is prohibited from co-investing with Other HPS Investors or affiliates of the Adviser in HPS-originated loans and financings except for pursuant to the co-investment exemptive relief granted by the SEC which delineates the requirements the Adviser must comply with for the Company to invest with Other HPS Investors.

Any such co-investments are subject to certain conditions, including that co-investments are made in a manner consistent with the Company’s investment objectives and strategies, the Board Criteria, and the other applicable conditions of the co-investment exemptive relief. Under the terms of the relief, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our Independent Trustees must reach certain conclusions in connection with a co-investment transaction, including that: (i) the terms of the proposed transaction are reasonable and fair to the Company and its shareholders and do not involve overreaching in respect of the Company or its shareholders on the part of any person concerned; and (ii) the transaction is consistent with the interests of the Company’s shareholders and is consistent with the Company’s then-current investment objectives and strategies.

As a result of the relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of Other HPS Investors, including, in some cases, proprietary accounts of HPS. Because investments are allocated across multiple Other HPS

Investors, the Company will at times receive a lower allocation to an investment than desired; likewise, the Company may also be limited in the degree to which it is able to participate in selling opportunities that it may otherwise wish to pursue due to allocations, including non-pro rata allocations, to Other HPS Investors.

If the Adviser identifies an investment and the Company is unable to rely on the co-investment relief for that particular opportunity, the Adviser will be required to determine which of its and its affiliates’ accounts should make the investment at the potential exclusion of other accounts. In such circumstances, the Adviser will adhere to firm-wide investment allocation policies in order to determine the account to which to allocate investment opportunities. Accordingly, it is possible that the Company may not be given the opportunity to participate in investments made by other accounts.

The Company is Subject to Risks Relating to Distributions.

The Company has paid regular distributions on a quarterly basis commencing the first calendar quarter after the Initial Closing to shareholders out of assets legally available for distribution. The Company cannot guarantee that it will continue to make distributions, and if it does it may fund such distributions from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings or return of capital, and although the Company generally expects to fund distributions from cash flow from operations, it has not established limits on the amounts it may pay from such sources. The Company cannot guarantee that it will achieve investment results that will allow it to make a specified level of cash distributions or year-to-year increases in cash distributions. If the Company is unable to satisfy the asset coverage test applicable to it as a BDC, or if the Company violates certain debt financing agreements, its ability to pay distributions to shareholders could be limited. All distributions will be paid at the discretion of the Company’s Board and will depend on the Company’s earnings, financial condition, maintenance of RIC status, compliance with applicable BDC regulations, compliance with debt financing agreements and such other factors as the Board may deem relevant from time to time. The distributions the Company pays to shareholders in a year may exceed the Company’s taxable income for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes.

Shareholders who periodically receive the payment of a distribution from a RIC consisting of a return of capital for U.S. federal income tax purposes may be under the impression that they are receiving a distribution of RIC’s net ordinary income or capital gains when they are not. Accordingly, shareholders should read carefully any written disclosure accompanying a distribution from the Company and the information about the specific tax characteristics of the Company’s distributions provided to shareholders after the end of each calendar year, and should not assume that the source of any distribution is the Company’s net ordinary income or capital gains. To the extent that the Company’s distributions contain a return of capital, such distributions should not be considered the dividend yield or total return of an investment in the Common Shares. The amount treated as a tax-free return of capital will reduce a shareholder’s adjusted tax basis in the Common Shares, thereby increasing the shareholder’s potential taxable gain or reducing the potential loss on the sale of Common Shares.

The Board has the Discretion to Not Repurchase Common Shares, to Suspend the Share Repurchase Program, and to Cease Repurchases.

Our Board has adopted a share repurchase program, which the Board may amend, suspend or terminate at any time in its discretion. You may not be able to sell your shares at all in the event our Board amends, suspends or terminates the share repurchase program, absent a liquidity event, and we currently do not intend to undertake a liquidity event, and we are not obligated by our Declaration of Trust or otherwise to effect a liquidity event at any time. We will notify you of such developments in our quarterly reports or other filings. If less than the full amount of Common Shares requested to be repurchased in any given repurchase offer are repurchased, funds will be allocated pro rata based on the total number of Common Shares being repurchased without regard to class. The share repurchase program has many limitations and should not be relied upon as a method to sell shares promptly or at a desired price.

The Timing of Repurchase May be Disadvantageous.

In the event a shareholder chooses to participate in our share repurchase program, the shareholder will be required to provide us with notice of intent to participate prior to knowing what the NAV per share of the class of shares being repurchased will be on the repurchase date. Although a shareholder will have the ability to withdraw a repurchase request prior to the repurchase date, to the extent a shareholder seeks to sell shares to us as part of our periodic share repurchase program, the shareholder will be required to do so without knowledge of what the repurchase price of our shares will be on the repurchase date.

Investing in Large Private U.S. Borrowers May Limit Our Ability to Achieve High Growth Rates During Times of Economic Expansion.

Investing in originated assets made to large private U.S. borrowers may result in our underperforming other segments of the market, particularly during times of economic expansion, because large private U.S. borrowers may be less responsive to competitive challenges and opportunities in the financial markets. As a result, our value may not rise at the same rate, if at all, as other funds that invest in smaller market capitalization companies that are more capable of responding to economic and industrial changes.

The Company Faces Risks Associated With the Deployment of Capital.

In light of the nature of our continuous Private Offering in relation to the Company’s investment strategy and the need to be able to deploy potentially large amounts of capital quickly to capitalize on potential investment opportunities, if the Company has difficulty identifying investments on attractive terms, there could be a delay between the time it receives net proceeds from the sale of shares of its Common Shares in the Private Offering and the time the Company invests the net proceeds. The Company’s proportion of privately-negotiated investments may be lower than expected. The Company may also from time to time hold cash pending deployment into investments or have less than its targeted leverage, which cash or shortfall in target leverage may at times be significant, particularly at times when it is receiving high amounts of offering proceeds and/or times when there are few attractive investment opportunities. Such cash may be held in an account for the benefit of the Company’s shareholders that may be invested in money market accounts or other similar temporary investments.

In the event we are unable to find suitable investments such cash may be maintained for longer periods which would be dilutive to overall investment returns. This could cause a substantial delay in the time it takes for your investment to realize its full potential return and could adversely affect our ability to pay regular distributions of cash flow from operations to shareholders. It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending deployment into investments will generate significant interest, and investors should understand that such low interest payments on the temporarily invested cash may adversely affect overall returns. In the event we fail to timely invest the net proceeds of sales of our Common Shares or do not deploy sufficient capital to meet our targeted leverage, our results of operations and financial condition may be adversely affected.

Transactions Denominated in Foreign Currencies Subject Us to Foreign Currency Risks.

We hold assets and have made borrowings denominated in foreign currencies including British Pounds Sterling, Euros and Australian Dollars, and may acquire assets or make borrowings denominated in other foreign currencies, which exposes us to foreign currency risk. As a result, a change in foreign currency exchange rates may have an adverse impact on the valuation of our assets or liabilities, as well as our income and cash flows. As a result of foreign currency fluctuations, the value of our liabilities and expenses may increase or the value of our assets and income may decrease due to factors outside of our control, which can have a negative effect on our NAV and cash available for distribution. Any such changes in foreign currency exchange rates may impact the measurement of such assets or liabilities for purposes of maintaining RIC tax treatment or the requirements under the 1940 Act. We may seek to hedge against currency exchange rate fluctuations by borrowing in foreign currencies or by using financial instruments such as futures, options, swaps and forward contracts, subject to the requirements of the 1940 Act, but there is no guarantee such efforts will be successful and such hedging strategies create additional costs.

Our Investments in Foreign Companies or Investments Denominated in Foreign Currencies May Involve Significant Risks in Addition to the Risks Inherent in U.S. and U.S. Dollar Denominated Investments.

Our investment strategy contemplates potential investments in foreign companies. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes (potentially at confiscatory levels), less liquid markets, less available information than is generally the case in the U.S., higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.

The Company May Operate in Periods of Capital Markets Disruption, Significant Volatility and Economic Uncertainty.

From time to time, capital markets may experience periods of disruption and instability. Such disruptions may result in, amongst other things, write-offs, the re-pricing of credit risk, the failure of financial institutions or worsening general economic conditions, any of which could materially and adversely impact the broader financial and credit markets and reduce the availability of debt and equity capital for the market as a whole and financial services firms in particular. There can be no assurance these market conditions will not occur or worsen in the future, including as a result of the Russia-Ukraine war and the conflict in the Middle East, health epidemics and pandemics, rising interest rates or renewed inflationary pressure.

Equity capital may be difficult to raise during such periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional Common Shares at a price less than net asset value without first obtaining approval for such issuance from our shareholders and our Independent Trustees.

Volatility and dislocation in the capital markets can also create a challenging environment in which to raise or access debt capital. Such conditions could make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost, including as a result of the current interest rate environment, and on less favorable terms and conditions than what we have historically experienced. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies.

Significant changes or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity).

Significant changes in the capital markets may adversely affect the pace of our investment activity and economic activity generally. The illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital, and any required sale of all or a portion of our investments as a result, could have a material adverse effect on our business, financial condition or results of operations.

The Company is Exposed to Risks Associated With Changes in Interest Rates, Including the Current Elevated Interest Rate Environment.

General interest rate fluctuations may have a substantial negative impact on the Company’s investments and its investment returns and, accordingly, may have a material adverse effect on the Company’s investment objective and its net investment income.

Because the Company borrows money and may issue debt securities or preferred shares to make investments, its net investment income is dependent upon the difference between the rate at which the Company borrows funds or pays interest or dividends on such debt securities or preferred shares and the rate at which the Company invests these funds. In this period of rising interest rates, the Company’s interest income will increase as the majority of its portfolio bears interest at variable rates while the Company’s cost of funds will also increase, to a lesser extent, with the net impact being an increase to its net investment income, see “Item 7A. Qualitative and Quantitative Disclosures About Market Risk.” Conversely, if interest rates decrease, the Company may earn less interest income from investments and its cost of funds will also decrease, potentially resulting in lower net investment income. In the current economic environment, the Company may take on fixed rate liabilities, which will remain at the elevated interest rate even if interest rates decrease. Thus, the decrease in the Company’s investment income would not be offset by decreased borrowing costs, potentially affecting the Company’s future distributions to shareholders. From time to time, the Company may also enter into certain hedging transactions to mitigate its exposure to changes in interest rates and to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio. We may enter into certain hedging transactions, such as interest rate swap agreements, to mitigate our exposure to adverse fluctuations in interest rates. However, the Company cannot assure you that such transactions will be successful in mitigating its exposure to interest rate risk. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on the Company’s net investment income.

Rising interest rates may also increase the cost of debt for the Company’s underlying portfolio companies, which could adversely impact their financial performance and ability to meet ongoing obligations to the Company. Also, an increase in interest rates available to investors could make an investment in the Company’s Common Shares less attractive if we are not able to pay distributions at a level that provides a similar return, which could reduce the value of the Company’s Common Shares.

The Company is Subject to Risks Relating to Volatility in the Banking Sector.

In March 2023, Silicon Valley Bank and Signature Bank were closed by U.S. state regulators and placed under receivership by the U.S. Federal Deposit Insurance Corporation (“FDIC”), and in May 2023, JPMorgan Chase acquired a substantial majority of assets and assumed certain liabilities of First Republic Bank. Following these high-profile events, several other U.S. and non-U.S. banking institutions experienced sell-offs and/or significant declines to their share prices, with several being placed on “watch lists,” suffering ratings downgrades and/or receiving emergency funding from governments. The impact of the banking sector’s volatility on the financial system and broader economy could be significant.

If the banking institutions used by the Company fail or are impacted by such volatility, such events could have a material adverse effect on the Company and its shareholders (including loss of capital held at such banking institutions and/or an inability to meet its obligations to other counterparties). A large percentage of the Company’s assets may be held by a limited number of banking institutions (or even a single banking institution). If a banking institution at which the Company maintains deposit accounts or securities accounts fails, any cash or other assets in such accounts may be temporarily inaccessible or permanently lost by the Company. Generally, the Company would be an unsecured creditor with respect to cash balances in excess of $250,000 held at a single banking institution insured by the FDIC, and therefore the Company may not ultimately recover any such excess amounts. In addition, FDIC deposit insurance does not extend to certain other assets held by a banking institution (e.g., bond investments, U.S. Treasury bills or notes).

If a banking institution that provides all or a part of a credit facility, other borrowings and/or other services to the Company fails, the Company could be unable to draw funds under such credit facilities and may not be able to obtain replacement credit facilities or other services from other lending institutions with similar terms. If the Company’s credit facilities and accounts are provided by the same banking institution, and such banking institution fails, the Company could face significant difficulties in funding any near-term obligations it has in respect of its investments or otherwise. Even if the banking institutions used by the Company remain solvent, continued volatility in the banking sector could cause or intensify an economic recession and make it more difficult for the Company to obtain or refinance its credit facilities and other indebtedness at all or on as favorable terms as could otherwise have been obtained, and/or have other material adverse effects on the Company.

Similarly, the banking institutions that the portfolio companies in which the Company may invest have depositor or lending arrangements may fail. This would have a material adverse effect on such portfolio companies, the Company and its shareholders, including by preventing such portfolio companies from making principal and interest payments or other applicable payments owed with respect to the Company’s investments. Generally, neither the Adviser nor the Administrator have a meaningful role in selecting the banking institutions used by the portfolio companies in which the Company invests. Instead, the Adviser and the Administrator generally rely on the management team of the portfolio companies to select appropriate banking services.

B.     Risks Relating to the Company’s Investments

Our investments may be risky and, subject to compliance with our 80% test, there is no limit on the amount of any such investments in which we may invest.

The Company is Subject to General Risks.

A fundamental risk associated with the Company’s investment strategy is that the companies in whose debt the Company invests will be unable to make regular payments (e.g., principal and interest payments) when due, or at all, or otherwise fail to perform. Portfolio companies could deteriorate as a result of, among other factors, an adverse development in their business, poor performance by their management teams, a change in the competitive environment, an economic downturn or legal, tax or regulatory changes. Portfolio companies that the Adviser expects to remain stable may in fact operate at a loss or have significant variations in operating results, may require substantial additional capital to support their operations or to maintain their competitive position, or may otherwise have a weak financial condition or be experiencing financial distress.

The Company’s NAV May Be Subject to Greater Volatility Than Other BDCs that Solely Focus on Current Income Generation.

Given the Company’s investment objective and strategy and expected investments, including focusing on capital appreciation as well as current income generation and potentially allocating a greater percentage of its portfolio to junior capital investments, special situation opportunities and equity-related investments than other BDCs that solely focus on current income generation, the Company’s NAV may be more volatile over a given period of time than such other BDCs. The Company’s NAV may decrease due to a number of factors affecting markets generally or particular industries or companies. The value of an investment may decline due to general market conditions that are not specifically related to a particular company, such as real or perceived adverse economic conditions, changes in the general outlook for earnings, changes in interest or currency rates, adverse changes to credit markets or adverse shareholder sentiment generally.

The value of an investment may decline for a number of reasons that directly relate to the issuer, such as management performance, major litigation, investigations or other controversies, changes in financial condition or credit rating, changes in government regulations affecting the issuer or its competitive environment and strategic initiatives such as mergers, acquisitions or dispositions and the market response to any such initiatives, financial leverage, reputation or reduced demand for the issuer’s goods or services, as well as the historical and prospective earnings of the issuer and the value of its assets. Even when markets perform well, there is no assurance that the investments held by the Company will increase in value along with the broader market. Conversely, the value of one or more investments may increase, thereby increasing the Company’s NAV, and such increase in the Company’s NAV may represent unrealized gains embedded in the applicable underlying investments pending their realization. Upon a share repurchase request, subject to the Board’s discretion to limit such repurchase, the Company will be obligated to pay out the NAV of the repurchased shares (including the portion represented by unrealized gains) in cash, which will cause the Company to source the cash without matching realized gains – by using borrowings or cash on hand or liquidating other investments. If eventually the applicable investments are realized but at a lower valuation than used for repurchase, the investors remaining invested in the Company will experience a detriment.

The Company’s Portfolio Companies May be Highly Leveraged.

Portfolio companies may be highly leveraged, and there may be no restriction on the amount of debt a portfolio company can incur. Substantial indebtedness may add additional risk with respect to a portfolio company, and could (i) limit its ability to borrow money for its working capital, capital expenditures, debt service requirements, strategic initiatives or other purposes; (ii) require it to dedicate a substantial portion of its cash flow from operations to the repayment of its indebtedness, thereby reducing funds available to it for other purposes; (iii) make it more highly leveraged than some of its competitors, which may place it at a competitive disadvantage; and/or (iv) subject it to restrictive financial and operating covenants, which may preclude it from favorable business activities or the financing of future operations or other capital needs. In some cases, proceeds of debt incurred by a portfolio company could be paid as a dividend to shareholders rather than retained by the portfolio company for its working capital. Leveraged companies are often more sensitive to declines in revenues, increases in expenses, and adverse business, political, or financial developments or economic factors such as a significant rise in interest rates, a severe downturn in the economy or deterioration in the condition of such companies or their industries. A leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.

If a portfolio company is unable to generate sufficient cash flow to meet principal and interest payments to its lenders, it may be forced to take other actions to satisfy such obligations under its indebtedness. These alternative measures may include reducing or delaying capital expenditures, selling assets, seeking additional capital, or restructuring or refinancing indebtedness. Any of these actions could significantly reduce the value of the Company’s investment(s) in such portfolio company. If such strategies are not successful and do not permit the portfolio company to meet its scheduled debt service obligations, the portfolio company may also be forced into liquidation, dissolution or insolvency, and the value of the Company’s investment in such portfolio company could be significantly reduced or even eliminated. Where the Company receives payment in kind or “PIK” interest with respect to an investment, over time such investment’s principal balance will increase, making such investment more highly leveraged.

The Company is Subject to Risks Relating to Issuer/Borrower Fraud.

Of paramount concern in originating loans is the possibility of material misrepresentation or omission on the part of borrowers or guarantors. Such inaccuracy or incompleteness may adversely affect the valuation of the collateral underlying the loans or may adversely affect the ability of the Company or its affiliates to perfect or effectuate a lien on the collateral securing the loan. The Company or its affiliates will rely upon the accuracy and completeness of representations made by borrowers to the extent reasonable, but cannot guarantee such accuracy or completeness.

The Company is Subject to Risks Due to its Reliance on Portfolio Company Management.

The Adviser generally will seek to monitor the performance of investments in operating companies either through interaction with the board of the applicable company and/or by maintaining an ongoing dialogue with the company’s management and/or sponsor team. However, the Company generally will not be in a position to control any borrower by virtue of investing in its debt and the portfolio company’s management will be primarily responsible for the operations of the company on a day-to-day basis. Although it is the intent of the Company to invest in companies with strong management teams, there can be no assurance that the existing management team, or any new one, will be able to operate the company successfully. In addition, the Company is subject to the risk that a borrower in which it invests may make business decisions with which the Company disagrees and the management of such borrower, as representatives of the common equity holders, may take risks or otherwise act in ways that do not serve the interests of the debt shareholders, including the Company. Furthermore, in exercising its investment discretion, the Adviser may in certain circumstances commit funds of the Company to other entities that will be given a mandate to make certain investments consistent with the Company’s investment objective and that may earn a performance-based fee on those investments. Once such a commitment is made, such entities will have full control over the investment of such funds, and the Adviser will cease to have such control.

The Company is Subject to Risks Relating to Environmental Matters.

Ordinary operation or the occurrence of an accident with respect to the portfolio companies in which the Company invest could cause major environmental damage, which may result in significant financial distress to the Company investments and any portfolio company holding such assets, even if covered by insurance. Certain environmental laws and regulations may require that an owner or operator of an asset address prior environmental contamination, which could involve substantial cost and other liabilities. The Company (and the shareholders) may therefore be exposed to substantial risk of loss from environmental claims arising in respect of its investments. Furthermore, changes in environmental laws or regulations or the environmental condition of an investment may create liabilities that did not exist at the time of its acquisition and that could not have been foreseen. Even in cases where the Company are indemnified by the seller with respect to an investment against liabilities arising out of violations of environmental laws and regulations, there can be no assurance as to the financial viability of the seller to satisfy such indemnities or the ability of the Company to achieve enforcement of such indemnities. See also “– The Company is Subject to Risks from Provision of Managerial Assistance and Control Person Liability” below.

The Value of Certain Portfolio Investments May Not be Readily Determinable.

The Company expects that many of its portfolio investments will take the form of securities that are not publicly traded. The fair value of loans, securities and other investments that are not publicly traded may not be readily determinable, and will be valued at fair value as determined in good faith by the Adviser, including to reflect significant events affecting the value of the Company’s investments. Most, if not all, of the Company’s investments (other than cash and cash equivalents) will be classified as Level 3 assets under Topic 820 of the U.S. Financial Accounting Standards Board’s Accounting Standards Codification, as amended, Fair Value Measurements and Disclosures (“ASC Topic 820”). This means that the Company’s portfolio valuations will be based on unobservable inputs and the Company’s assumptions about how market participants would price the asset or liability in question. The Company expects that inputs into the determination of fair value of portfolio investments will require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. The Company expects to retain the services of one or more independent service providers to review the valuation of these loans and securities. The types of factors that may be taken into account in determining the fair value of investments generally include, as appropriate, comparison to publicly-traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, determinations of fair value may differ materially from the values that would have been used if a ready market for these loans and securities existed. The Company’s NAV could be adversely affected if determinations regarding the fair value of the Company’s investments were materially higher than the values that the Company ultimately realizes upon the disposal of such loans and securities. In addition, the method of calculating the management fee and incentive fee may result in conflicts of interest between the Adviser, on the one hand, and shareholders on the other hand, with respect to the valuation of investments.

The Company May Elect Not to or May be Unable to Make Follow-On Investments in Portfolio Companies.

Following an initial investment in a portfolio company, the Company may make additional investments in that portfolio company as “follow-on” investments, in order to:
• increase or maintain in whole or in part the Company’s voting percentage;
• exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or
• attempt to preserve or enhance the value of the Company’s investment.

The Company may elect not to make follow-on investments or otherwise lack sufficient funds to make those investments.

The Company has the discretion to make any follow-on investments, subject to the availability of capital resources. The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and the Company’s initial investment, or may result in a missed opportunity for the Company to increase its participation in a successful operation. Even if the Company has sufficient capital to make a desired follow-on investment, it may elect not to make a follow-on investment because it may not want to increase its concentration of risk, because it prefers other opportunities or because it is inhibited by compliance with BDC requirements, or compliance with the requirements for maintenance of its RIC status.

The Company May Be Subject to Risks Due to Not Holding Controlling Equity Interests in Portfolio Companies.

The Company does not generally intend to take controlling equity positions in the Company’s portfolio companies. To the extent that the Company does not hold a controlling equity interest in a portfolio company, it will be subject to the risk that such portfolio company may make business decisions with which the Company disagrees, and the shareholders and management of such portfolio company may take risks or otherwise act in ways that are adverse to the Company’s interests. Due to the lack of liquidity for the debt and equity investments that the Company typically holds in portfolio companies, the Company may not be able to dispose of its investments in the event it disagrees with the actions of a portfolio company, and may therefore suffer a decrease in the value of its investments.

The Company is Subject to Risks Relating to Defaults by Portfolio Companies.

A portfolio company’s failure to satisfy financial or operating covenants imposed by the Company or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on the portfolio company’s assets representing collateral for its obligations. This could trigger cross defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations under the debt that the Company holds and the value of any equity securities the Company owns. The Company may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company.

The Company is Subject to Risks Relating to Third Party Litigation.

The Company’s investment activities subject it to the normal risks of becoming involved in litigation initiated by third parties. This risk is somewhat greater where the Company exercises control or influence over a company’s direction. The expense of defending against claims by third parties and paying any amounts pursuant to settlements or judgments would generally be borne by the Company (to the extent not borne by the portfolio companies) and would reduce net assets. The Adviser and others are indemnified in connection with such litigation, subject to certain conditions.

Inflation May Adversely Affect the Business, Results of Operations and Financial Condition of the Company’s Portfolio Companies.

Certain of the Company’s portfolio companies may be impacted by inflation. If such portfolio companies are unable pass any increases in their costs along to their customers, it could adversely affect their results and their ability to pay interest and principal on the Company’s loans. In addition, any projected future decreases in the Company’s portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of the Company’s investments could result in future unrealized losses and therefore reduce the Company’s net assets resulting from operations.

The Company is Subject to Risks Related to Reliance on Projections.

The Company may rely upon projections developed by the Adviser concerning an investment’s future performance, outcome and cash flow. Projections are inherently subject to uncertainty and factors beyond the control of the Adviser. The inaccuracy of certain assumptions, the failure to satisfy certain requirements and the occurrence of other unforeseen events could impair the ability of an investment to realize projected values, outcomes and cash flow.

Economic Conditions May Have Adverse Effects on the Company and the Portfolio Companies.

The Company and the portfolio companies in which the Company invests may be adversely affected by deterioration in the financial markets and economic conditions throughout the world, some of which may magnify the risks described herein and have other adverse effects. Deteriorating market conditions could result in increasing volatility and illiquidity in the global credit, debt and equity markets generally. The duration and ultimate effect of adverse market conditions cannot be accurately forecast, nor is it known whether or the degree to which such conditions may remain stable or worsen. Deteriorating market conditions and uncertainty regarding economic markets generally could result in declines in the market values of potential investments or declines in the market values of investments after they are acquired by the Company. Such declines could lead to weakened investment opportunities for the Company, could prevent the Company from successfully meeting its investment objective or could require the Company to dispose of investments at a loss while such unfavorable market conditions prevail. In addition, the investment opportunities of the Company may be dependent in part upon the consummation of leveraged buyouts and other private equity sponsored transactions, recapitalizations, refinancings, acquisitions and structured transactions. If fewer of these transactions occur than the Adviser expects, there may be limited investment opportunities for the Company. Periods of prolonged market stability may also adversely affect the investment opportunities available to the Company.

The Company is Subject to Risks Relating to Reduced Investment Opportunities.

The Adviser believes that volatility and instability in the credit markets can create significant investment opportunities for the Company. When credit markets stabilize, in particular, in the Company’s target upper middle market sector, there may be reduced investment opportunities for the Company and/or the Company may not be able acquire investments on favorable terms. Periods of prolonged market stability may also adversely affect the investment opportunity set available to the Company.

The Company is Subject to Risks Relating to Investments in Undervalued Assets.

The Company may invest in undervalued loans and other assets as part of its investment strategy. The identification of investment opportunities in undervalued loans and other assets is a difficult task, and there is no assurance that such opportunities will be successfully recognized or acquired. While investments in undervalued assets offer the opportunity for above-average capital appreciation, these investments involve a high degree of financial risk and can result in substantial or complete losses.

The Company may incur substantial losses related to assets purchased on the belief that they were undervalued by their sellers, if they were not in fact undervalued at the time of purchase. In addition, the Company may be required to hold such assets for a substantial period of time before realizing their anticipated value, and there is no assurance that the value of the assets would not decline further during such time. Moreover, during this period, a portion of the Company’s assets would be committed to those assets purchased, thus preventing the Company from investing in other opportunities. In addition, the Company may finance such purchases with borrowed funds and thus will have to pay interest on such borrowed amounts during the holding period.

The Company Operates in a Competitive Debt Environment.

The business of investing in debt investments is highly competitive and involves a high degree of uncertainty. Market competition for investment opportunities includes traditional lending institutions, including commercial and investment banks, as well as a growing number of non-traditional participants, such as private credit funds, hedge funds, private equity funds, mezzanine funds, and other private investors, as well as BDCs, and debt-focused competitors, such as issuers of CLOs and other structured loan funds. In addition, given the Company’s target investment size and investment type, the Adviser expects a large number of competitors for investment opportunities. Some of these competitors may have access to greater amounts of capital and to capital that may be committed for longer periods of time or may have different return thresholds than the Company, and thus these competitors may have advantages not shared by the Company. In addition, competitors may have incurred, or may in the future incur, leverage to finance their debt investments at levels or on terms more favorable than those available to the Company. Furthermore, competitors may offer loan terms that are more favorable to borrowers, such as less onerous borrower financial and other covenants, borrower rights to cure defaults, and other terms more favorable to borrowers than current or historical norms. Strong competition for investments could result in fewer investment opportunities for the Company, as certain of these competitors have established or are establishing investment vehicles that target the same or similar investments that the Company intends to purchase.

Over the past several years, many investment funds have been formed with investment objectives similar to those of the Company, and many such existing funds have grown in size and have added larger successor funds to their platform. These and other investors may make competing offers for investment opportunities identified by the Adviser which may affect the Company’s ability to participate in attractive investment opportunities and/or cause the Company to incur additional risks when competing for investment opportunities. Moreover, identifying attractive investment opportunities is difficult and involves a high degree of uncertainty. The Adviser may identify an investment that presents an attractive investment opportunity but may not be able to complete such investment in a manner that meets the objectives of the Company. The Company may incur significant expenses in connection with the identification of investment opportunities and investigating other potential investments that are ultimately not consummated, including expenses related to due diligence, transportation and legal, accounting and other professional services as well as the fees of other third-party service providers.

The Company is Subject to Risks Relating to Illiquidity of the Company’s Assets and Distributions In Kind.

The Company invests primarily in private illiquid debt, loans and other assets for which no (or only a limited) liquid market exists or that are subject to legal or other restrictions on transfer and are difficult to sell in a secondary market. In some cases, the Company may be prohibited from selling such investments for a period of time or otherwise be restricted from disposing of such investments. The market prices, if any, for such assets tend to be volatile, and may fluctuate due to a variety of factors that are inherently difficult to predict. Furthermore, the types of investments made may require a substantial length of time to liquidate due to the lack of an established market for such investments or other factors. As a result, there is a significant risk that the Company may be unable to realize its investment objective by sale or other disposition at attractive prices or will otherwise be unable to complete any exit strategy. Accordingly, the Adviser is unable to predict with confidence what, if any, exit strategies will ultimately be available for any given asset. Exit strategies which appear to be viable when an investment is initiated may be precluded by the time the investment is ready to be realized due to economic, legal or other reasons, and the Company may not be able to sell assets when the Company desires to do so or to realize what the Adviser perceives to be the fair value of its assets in the event of a sale. Further, although the Adviser may at the time of making investments expect a certain portion of such investments to be refinanced or repaid before maturity, depending on economic conditions, interest rates and other variables, borrowers may not finance or repay loans early. Restricted securities may sell at a price lower than similar securities that are not subject to restrictions on resale. In addition, in times of extreme market disruption, there may be no market at all for one or more asset classes, potentially resulting in the inability of the Company to dispose of its assets for an indefinite period of time. Even if investments are successful, they are unlikely to produce a realized return to shareholders for a period of years. Furthermore, a portion of interest on investments is paid in kind rather than in cash to the Company.

The Company is Subject to Risks Relating to Priority of Repayment of Debt Investments.

The characterization of an investment as senior debt or senior secured debt does not mean that such debt will necessarily have repayment priority with respect to all other obligations of a portfolio company. Portfolio companies may have, and/or may be permitted to incur, other debt and liabilities that rank equally with or senior to the senior loans in which the Company invests. If other indebtedness is incurred that ranks in parity in right of payment or proceeds of collateral with respect to debt securities in which the Company invests, the Company would have to share on an equal basis any distributions with other creditors in the event of a liquidation, reorganization, insolvency, dissolution or bankruptcy of such a portfolio company. Where the Company holds a first lien to secure senior indebtedness, the portfolio companies may be permitted to issue other senior loans with liens that rank junior to the first liens granted to the Company. The intercreditor rights of the holders of such other junior lien debt may, in any liquidation, reorganization, insolvency, dissolution or bankruptcy of such a portfolio company, affect the recovery that the Company would have been able to achieve in the absence of such other debt.

Even where the senior loans held by the Company are secured by a perfected lien over a substantial portion of the assets of a portfolio company and its subsidiaries, the portfolio company and its subsidiaries will often be able to incur a substantial amount of additional indebtedness, which may have an exclusive lien over particular assets. For example, debt and other liabilities incurred by non-guarantor subsidiaries of portfolio companies will be structurally senior to the debt held by the Company. Accordingly, any such debt and other liabilities of such subsidiaries would, in the event of liquidation, dissolution, insolvency, reorganization or bankruptcy of such subsidiary, be repaid in full before any distributions to an obligor of the loans held by the Company. Furthermore, these other assets over which other lenders have a lien may be substantially more liquid or valuable than the assets over which the Company has a lien. The Company invests in second-lien secured debt, which compounds the risks described in this paragraph.

The Company is Subject to Risks Relating to Certain Guarantees.

The Company may invest in debt that is guaranteed by a subsidiary of the issuer. In some circumstances, guarantees of secured debt issued by subsidiaries of a portfolio company and held by the Company may be subject to fraudulent conveyance or similar avoidance claims made by other creditors of such subsidiaries under applicable insolvency laws. As a result, such creditors may take priority over the claims of the Company under such guarantees. Under federal or state fraudulent transfer law, a court may void or otherwise decline to enforce such debt and the Company would no longer have any claim against such portfolio company or the applicable guarantor. In addition, the court might direct the Company to disgorge any amounts already received from the portfolio company or a guarantor. In some cases, significant subsidiaries of portfolio companies may not guarantee the obligations of the portfolio company; in other cases, a portfolio company may have the ability to release subsidiaries as guarantors of the portfolio company’s obligations. The repayment of such investments may depend on cash flow from subsidiaries of a portfolio company that are not themselves guarantors of the portfolio company’s obligations.

The Company is Subject to Risks Relating to Secured Loans.

Most of the loans held by the Company are secured. These investments may be subject to the risk that the Company’s security interests in the underlying collateral are not properly or fully perfected. Compounding these risks, the collateral securing debt investments will often be subject to casualty or devaluation risks.

The Company is Subject to Risks Relating to Senior Secured Debt and Unitranche Debt.

When the Company invests in senior secured term debt and unitranche debt, it will generally take a security interest in the available assets of these portfolio companies, including equity interests in their subsidiaries. There is a risk that the collateral securing the Company’s investments may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. Also, in some circumstances, the Company’s security interest could be subordinated to claims of other creditors. In addition, any deterioration in a portfolio company’s financial condition and prospects, including any inability on its part to raise additional capital, may result in the deterioration in the value of the related collateral. Consequently, the fact that debt is secured does not guarantee that the Company will receive principal and interest payments according to the investment terms or at all, or that the Company will be able to collect on the investment should the Company be forced to enforce its remedies.

From time to time, the Company may invest in unitranche loans with “first-out” and “last-out” payment streams (either set up at closing or arranged after closing) (each, a “Retranched Loan”). Each Retranched Loan is generally expected to be documented under a single credit agreement with a single set of security agreements. Retranched Loans effectively create senior and junior loans with so called ‘first out lenders’ (“First Out Lenders”) receiving payments in priority to ‘last out lenders’ (“Last Out Lenders”) under certain circumstances. Interest is typically allocated in a manner which provides the First Out Lenders with an effective lower interest rate than the Last Out Lenders as a result of the lower risk profile in connection with being ‘first out’. In such arrangements, principal is typically allocated pro rata as between the First Out Lenders and Last Out Lenders until the occurrence of a trigger event, following which First Out Lenders will rank senior in priority to Last Out Lenders in terms of both interest and principal. In such an event, if the Last Out Lenders are not receiving cash interest payments, they will typically receive payment in kind or “PIK” interest (i.e., an increase to the principal balance of their loans). As a result, if the Company acquires positions as Last Out Lenders, this would be more akin to that of second lien lenders and therefore the Company would not expect to recover any of its outstanding principal or interest until the First Out Lenders have been repaid in full. Further, any veto rights with respect to voting and/or enforcement as between the First Out Lenders and the Last Out Lenders may also be negotiated for each transaction. As a result, even where the Company acquires a majority stake in Retranched Loans, there can be no assurance that the Company, as a Last Out Lender, will be in a position to direct enforcement of the security granted in respect of the Retranched Loans or be able to prevent certain decisions being taken by the First Out Lenders that may be adverse to the interests of the Company. An agreement among lenders may also have restrictions on assignment, including requiring the Company (as a lender) to give a right of first refusal to other lenders in the same Retranched Loan. Consequently, the Company may not have the same liquidity in Retranched Loans as it would in a stand-alone credit facility.

The Company is Subject to Business and Credit Risks.

Investments made by the Company generally will involve a significant degree of financial and/or business risk. The securities in which the Company invests may pay fixed, variable or floating rates of interest, and may include zero-coupon obligations or interest that is paid in kind (which tend to increase business and credit risks if an investment becomes impaired because there would be little to no realized proceeds through cash interest payments prior to such impairment). These types of securities are subject to the risk of the issuer’s inability to make principal and interest payments on its obligations (i.e., credit risk) and are also subject to price volatility due to such factors as interest rate sensitivity, market perception of the creditworthiness of the issuer and general market liquidity (i.e., market risk).

Business risks may be more significant in smaller portfolio companies or those that are embarking on a build-up or operating turnaround strategy. Such companies may have no or short operating histories, new technologies and products and their management teams may have limited experience working together, all of which enhance the difficulty of evaluating these investment opportunities. The management of such companies will need to implement and maintain successful finance personnel and other operational strategies and resources in order to become and remain successful. Other substantial operational risks to which such companies are subject include uncertain market acceptance of the company’s services, a potential regulatory risk for new or untried and/or untested business models (if applicable), products and services to the extent they relate to regulated activities in the relevant jurisdiction, high levels of competition among similarly situated companies, lower capitalizations and fewer financial resources and the potential for rapid organizational or strategic change. Such companies will have no or short operating histories on which to judge future performance and in many cases, if operating, will have negative cash flow.

The Company’s Investments May be Affected by Force Majeure Events.

The instruments in which the Company invests may be affected by force majeure events (i.e., events beyond the control of the party claiming that the event has occurred, including, without limitation, acts of God, fire, flood, earthquakes, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, terrorism and labor strikes). Some force majeure events may adversely affect the ability of a portfolio company to perform its obligations until it is able to remedy the force majeure event. In addition, the cost to a portfolio company of repairing or replacing damaged assets resulting from such force majeure event could be considerable. Additionally, a major governmental intervention into industry, including the nationalization of an industry or the assertion of control over one or more companies or its assets, could result in a loss, including if the Company’s investment in such issuer is cancelled, unwound or acquired (which could be without what the Adviser considers to be adequate compensation). Certain force majeure events (such as war or an outbreak of an infectious disease) could have a broader negative impact on the world economy and international business activity generally, or in any of the countries in which the Company may invest specifically. To the extent the Company is exposed to investments in issuers that as a group are exposed to such force majeure events, the Company’s risks and potential losses are enhanced.

The Company is Subject to Risks Relating to Infectious Disease and Pandemics.

Certain illnesses spread rapidly and have the potential to significantly adversely affect the global economy. Outbreaks such as the severe acute respiratory syndrome, avian influenza, H1N1/09, and the coronavirus (COVID-19), or other similarly infectious diseases may have material adverse impacts on the Company, the Adviser, their respective affiliates and portfolio companies. Actual pandemics, or fear of pandemics, can trigger market disruptions or economic turndowns with the consequences described above. The Adviser cannot predict the likelihood of disease outbreaks occurring in the future nor how such outbreaks may affect the Company’s investments.

The outbreak of disease epidemics may result in the closure of the Adviser’s and/or a portfolio company’s offices or other businesses, including office buildings, retail stores and other commercial venues and could also result in (a) the lack of availability or price volatility of raw materials or component parts necessary to a portfolio company’s business which may adversely affect the ability of a portfolio company to perform its obligations, (b) disruption of regional or global trade markets and/or the availability of capital, (c) the availability of leverage, including an inability to obtain indebtedness at all or to the Company’s desired degree, and less favorable timing of repayment and other terms with respect to such leverage, (d) trade or travel restrictions which impact a portfolio company’s business, (e) the failure of the Company’s counterparties and service providers to perform (or the delay of such performance) their obligations to the Company (including debt obligations), (f) pending transactions (including acquisitions and sales of assets by the Company) not closing on time or at all, (g) the Company being forced to breach (or determining not to perform its obligations under) certain agreements and the related litigation that would likely ensue and/or (h) a general economic decline and have an adverse impact on the Company’s value, the Company’s investments, or the Company’s ability to make new investments. If a future pandemic occurs during a period when the Company expects to be harvesting its investments, the Company may not achieve its investment objective or may not be able to realize its investments within the Company’s term.

The Company Invests in Loans with Limited Amortization Requirements.

The Company invests in loans that have limited mandatory amortization requirements. While such a loan may obligate a portfolio company to repay the loan out of asset sale proceeds or with annual excess cash flow, such requirements may be subject to substantial limitations and/or “baskets” that would allow a portfolio company to retain such proceeds or cash flow, thereby extending the expected weighted average life of the investment. In addition, a low level of amortization of any debt over the life of the investment may increase the risk that a portfolio company will not be able to repay or refinance the loans held by the Company when they come due at their final stated maturity.

The Company is Subject to Risks Relating to Potential Early Redemption of Some Investments.

The terms of loans in which the Company invests may be subject to early redemption features, refinancing options, prepayment options or similar provisions which, in each case, could result in the issuer repaying the principal of an obligation held by the Company earlier than expected, either with no or a nominal prepayment premium. This may happen when there is a decline in interest rates, or when the borrower’s improved credit or operating or financial performance allows the refinancing of certain classes of debt with lower cost debt or when general credit market conditions improve. Assuming an improvement in the credit market conditions, early repayments of the debt held by the Company could increase. There is no assurance that the Company will be able to reinvest proceeds received from prepayments in assets that satisfy its investment objective, and any delay in reinvesting such proceeds may materially affect the performance of the Company. Conversely, if the prepayment does not occur within the expected timeframe or if the debt does not otherwise become liquid, the Company may continue in operation for longer than expected or the Company may make distributions in kind.

The Company is Subject to Risks Relating to Licensing Requirements.

Certain banking and regulatory bodies or agencies in or outside the United States may require the Company, the Adviser, its affiliates and/or certain of their respective employees to obtain licenses or authorizations to engage in many types of lending activities including the origination of loans. It may take a significant amount of time and expense to obtain such licenses or authorizations and the Company may be required to bear the cost of obtaining such licenses and authorizations. There can be no assurance that any such licenses or authorizations would be granted or, if granted, whether any such licenses or authorizations would impose restrictions on the Company. Such licenses or authorizations may require the disclosure of confidential information about the Company, shareholders or their respective affiliates, including the identity, financial information and/or information regarding the shareholders and their officers and trustees. The Company may not be willing or able to comply with these requirements. Alternatively, the Adviser and/or its affiliates may be compelled to structure certain potential investments in a manner that would not require such licenses and authorizations, although such transactions may be inefficient or otherwise disadvantageous for the Company and/or any relevant portfolio company, including because of the risk that licensing authorities would not accept such structuring alternatives in lieu of obtaining a license or authorization. The inability of the Company, the Adviser, the Adviser’s affiliates and/or certain of their respective employees to obtain necessary licenses or authorizations, the structuring of an investment in an inefficient or otherwise disadvantageous manner, or changes in licensing regulations, could adversely affect the Company’s ability to implement its investment program and achieve its intended results. Further, the regulatory regimes related to certain assets may be complex, and therefore the Adviser and/or its affiliates may be required to incur significant expenses in order to comply.

The Company is Subject to Risks Relating to Minority Investments; Joint Ventures; Co-Investment or Sourcing Programs.

The Company may make minority equity investments in entities in which the Company does not control the business or affairs of such entities. In addition, the Company may co-invest with other parties including through partnerships, joint ventures, sourcing and syndication programs. In certain these cases, the Adviser may share management fees, incentive fees and/or other forms of compensation with such parties and the Company may pay, and is expected to pay, fees or other compensation to sourcing partners or other third parties to access deal opportunities, as described in “–The Company is Subject to Risks Associated with Sourcing, Operating or Joint Venture Partners” above. The Adviser expects that in some cases the Company will have control over, or significant influence on, the decision making of joint ventures or underlying investments. However, in other cases, in particular with respect to certain terms, amendments and waivers related to the underlying loans, the joint venture partner may have controlling or blocking rights (including because certain decisions require unanimous approval of the joint venture partners) or a tie vote among joint venture partners may be resolved by an appointed third party. In addition, the Company may enter into arrangements with one or more sourcing partners to identify investment opportunities for the Company, including with respect to particular types of investments or particular sectors or regions. In connection with such sourcing arrangements, in exchange for access to deal opportunities to evaluate, the Company expects to agree to certain contractual terms relating to the sourced investments, including a requirement that the Company will, under certain circumstances, vote its interests consistently with the votes cast by the sourcing partner (including, in some cases, relating to amendments and waivers in default scenarios). Accordingly, in such cases, the Company would not have the ability to make its own voting determinations and may be required to vote in a manner it would not otherwise have chosen to vote absent such agreement. It is expected that any such voting requirements would also be applicable to any future assignee of the loan or other debt instrument, which could negatively affect the Company’s ability to sell or otherwise transfer the investment.

Where a joint venture, sourcing or co-investing partner or third party has controlling or blocking rights or decision-making power with respect to a joint venture matter or an underlying investment, there can be no assurance that the matter will be resolved in the manner desired by the Company. In addition, these types of voting arrangements may slow the decision-making process and hinder the Company’s ability to act quickly.

Cooperation among joint venture partners, sourcing partners or co-investors on existing and future business decisions will be an important factor for the sound operation and financial success of any joint venture, sourcing or other business relationships in which the Company is involved. In particular, a joint venture or sourcing partner or co-investor may have economic or business interests or goals that are inconsistent with those of the Company, and the Company may not be in a position to limit or otherwise protect the value of one or more of the Company’s investments. Disputes among joint venture partners or co-investors over obligations, expenses or other matters could have an adverse effect on the financial conditions or results of operations of the relevant businesses. Disputes with sourcing partners may limit the Company’s investment opportunities in the future. In addition, the Company may in certain circumstances be liable for actions of, or be obligated to indemnify, its joint venture or sourcing partners. In certain circumstances, the day-to-day operations of a joint venture may be delegated to the joint venture partner and its employees. In such circumstances, Adviser may not have, or may not have timely, visibility to issues that are not raised by the joint venture partner to the governing body of the joint venture, which issues may adversely impact the Company’s investments.

In certain cases, conflicts of interest may arise between the Company and a joint venture, co-investment or sourcing partner, for example, because such partner has invested in a different level of the issuer’s capital structure, it has different investment goals or timelines, because its management team may have an incentive plan which incentivizes risk-taking, or because it has a different or more expansive commercial relationship with the underlying portfolio company or asset owner, or in the case of a joint venture partner, because the partner also acts as lender to the joint venture. There can be no assurance that the partner with divergent interests from the Company will cause the joint venture or other sourcing or co-investment programs to be managed in a manner that is favorable to the Company. Those conflicts of interest may become more acute where the Company has agreed to limit its voting rights with respect to investments sourced by such partner. In addition, it is anticipated that the Company could be invested in debt instruments issued by a joint venture entity while one or more Other HPS Investors will be invested in equity interests in such entity or vice versa, which presents certain potential conflicts of interest with respect to the capital structure of such entity.

The Company is Subject to Risks from Provision of Managerial Assistance and Control Person Liability.

The Company may obtain rights to participate in the governance of certain of the Company’s portfolio companies. In such instances, the Company typically will designate board members to serve on the boards of portfolio companies. The designation of representatives and other measures contemplated could expose the assets of the Company to claims by a portfolio company, its security holders and its creditors, including claims that the Company is a controlling person and thus is liable for securities laws violations and other liabilities of a portfolio company. The exercise of control over a company may impose additional risks of liability for environmental damage, product defects, failure to supervise management, violation of governmental regulations (including securities laws) or other types of liability in which the limited liability generally characteristic of business ownership may be ignored. If these liabilities were to arise, the

Company might suffer a significant loss. These measures also could result in certain liabilities in the event of the bankruptcy or reorganization of a portfolio company, could result in claims against the Company if the designated board members violate their fiduciary or other duties to a portfolio company or fail to exercise appropriate levels of care under applicable corporate or securities laws, environmental laws or other legal principles, and could expose the Company to claims that it has interfered in management to the detriment of a portfolio company. While the Adviser intends to operate the Company in a way that will minimize the exposure to these risks, the possibility of successful claims cannot be precluded, nor can there be any assurance as to whether laws, rules, regulations and court decisions will be expanded or otherwise applied in a manner that is adverse to portfolio companies and the Company and the shareholders.

The Company is Subject to Social Media Risk.

The increasing use of social media platforms presents new risks and challenges that may impact the Company’s investments. In recent years, there has been a notable increase in the influencer industry and the use of social media platforms, including blogs, chat platforms, social media websites and apps and other forms of Internet-based communications which facilitate direct access to a broad audience of consumers and other interested persons. The rising popularity of such platforms and other consumer-oriented technologies has increased the speed and accessibility of information and mis-information dissemination. Many social media platforms immediately publish the content their subscribers and participants post often without filters or checks on accuracy of the content posted. Information posted on such platforms at any time may be adverse to the interests of the Adviser, its affiliates, the Company or a portfolio company. The dissemination of negative or inaccurate information related to the Adviser, its affiliates, the Company or a portfolio company via social media could harm their business, reputation, financial condition, and results of operations, which could adversely affect the Company’s investments and, due to reputational considerations, may influence the Adviser’s and/or its affiliate’s decision as to whether to remain invested in such investments.

The Company is Subject to Risks of Investments in Certain Countries.

The Company makes investments in a number of different countries, some of which may prove unstable. Depending on the country in which a portfolio company is located, such investments may involve a number of risks, including the risk of adverse political developments such as nationalization, confiscation without fair compensation or war, and the risk of regulations which might prevent the implementation of cost cutting or other operational improvements.

A portion of the Company’s assets have been and continue to be invested in loans denominated in currencies other than the U.S. dollar or the price of which is determined with references to such currencies. As a result, any fluctuation in exchange rates will affect the value of investments. The Company generally expects to employ hedging techniques designed to reduce the risk of adverse movements in currency exchange rates. Furthermore, the Company may incur costs in connection with conversions between various currencies.

Investments in corporations or assets in certain countries may require significant government approvals under corporate, securities, exchange control, foreign investment and other similar laws. In addition, such investments may give rise to taxes in local jurisdictions, for which a shareholder may not be entitled to any corresponding credit or tax benefit to a shareholder. Such investments may also give rise to tax filing obligations for shareholders in these jurisdictions, although the Adviser may structure such investments so as to prevent such obligations from being imposed on shareholders. Also, some governments from time to time may impose restrictions intended to prevent capital flight, which may, for example, involve punitive taxation (including high withholding taxes) on certain securities or asset transfers or the imposition of exchange controls making it difficult or impossible to exchange or repatriate the local currency. In addition, the laws of various countries governing business organizations, bankruptcy and insolvency may make legal action difficult and provide little, if any, legal protection for shareholders.

The availability of information within developing countries and emerging market jurisdictions, including information concerning their economies and the securities of companies in such countries, and the amount of government supervision and regulation of private companies in developing countries, generally is more limited than is the case in more developed countries. The accounting, auditing and financial reporting standards and practices of certain countries may not be equivalent to those employed in more developed countries and may differ in fundamental respects. Accordingly, the Company’s ability to conduct due diligence in connection with their investments and to monitor the investments may be adversely affected by these factors. The Company may not be in a position to take legal or management control of its investments in certain countries. It may have limited legal recourse in the event of a dispute, and remedies might have to be pursued in the courts of the country in question where it may be difficult to obtain and enforce a judgment.

The Company is Subject to Risks Relating to its Hedging Strategy and Policies.

The Company generally expects to employ hedging or other risk management techniques designed to reduce the risk investment loss due to adverse interest rate or currency movements, credit market risk and certain other risks. There can be no assurance that any hedging transactions will be successful or comprehensive. For example, the Company may not be able to or may elect not to hedge interest payments in foreign currencies. Similarly, the Company may hedge certain credit markets generally in order to seek to provide overall risk reduction to the Company. The variable degree of correlation between price movements of hedging instruments and price movements in the position being hedged creates the possibility that losses on the hedge may be greater, or gains smaller, than losses or gains, as the case may be, in the value of the underlying position. While the transactions implementing such hedging strategies may reduce certain risks, such transactions themselves may entail certain other risks, such as the risk that counterparties to such transactions may default on their obligations and the risk that the prices and/or cash flows being hedged behave differently than expected. Thus, while the Company may benefit from the use of hedging mechanisms, unanticipated changes in interest rates, currency exchange rates, commodity prices, securities prices or credit market movements may result in a poorer overall performance for the Company than if it had not entered into such hedging transactions. Additionally, hedging transactions will add to the cost of an investment, may require ongoing cash payments to counterparties, may subject the Company to the risk that the counterparty defaults on its obligations, and may produce different economic or tax consequences to the shareholders than would apply if the Company had not entered into such hedging transactions. The Company may engage in short selling and use derivative instruments (including commodities hedging instruments) in implementing hedging transactions, including futures contracts, swaps, forward contracts, and options. Furthermore, upon the bankruptcy, insolvency or liquidation of any counterparty, the Company may be deemed to be a general unsecured creditor of such counterparty and could suffer a total loss with respect to any positions and/or transactions with such counterparty.

In response to market events, the SEC and other national regulators have imposed, and may continue to impose, restrictions on and reporting obligations with respect to short selling. Uncertainty surrounding the confidential nature of the required disclosures of the Company’s short sales could discourage short selling by the Company in circumstances where HPS believes that the public disclosure of such short sales may be adverse to the Company’s interests. In addition, limitations on the short selling of securities could interfere with the ability of the Company to execute certain aspects of its investment programs, including its ability to hedge certain exposures and execute transactions to implement its risk management guidelines, and any such limitations may adversely affect the performance of the Company.

The Company is Subject to Risks Relating to Derivatives.

Generally, derivatives are financial contracts whose value depends on, or is derived from, the value of an underlying asset, reference rate or index, and may relate to individual debt or equity instruments, interest rates, currencies or currency exchange rates, commodities, related indexes and other assets. The Company may, directly or indirectly, use various derivative instruments including options contracts, futures contracts, swaps, forward contracts, options on futures contracts, indexed securities and swap agreements for hedging and risk management purposes. The Company also may use derivative instruments to approximate or achieve the economic equivalent of an otherwise permitted investment (as if the Company directly invested in the loans, claims or securities of the subject issuer) or if such instruments are related to an otherwise permitted investment. The Company’s use of derivative instruments involves investment risks and transaction costs to which the Company would not be subject absent the use of these instruments and, accordingly, may result in losses that would not occur if such instruments had not been used. The use of derivative instruments may entail risks including, among others, leverage risk, volatility risk, duration mismatch risk, correlation risk and counterparty risk.

The Company’s Ability to Enter into Transactions Involving Derivatives and Financial Commitment Transactions May be Limited.

In August 2022, Rule 18f-4 under the 1940 Act, regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations (including reverse repurchase agreements and similar financing transactions), became effective. Under the newly adopted rule, BDCs that make significant use of derivatives are subject to a value-at-risk leverage limit, a derivatives risk management program, testing requirements, and requirements related to board reporting. These new requirements will apply unless the BDC qualifies as a “limited derivatives user,” as defined in the rule. Under the new rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Under the final rule, when the Company trades reverse repurchase agreements or similar financing transactions, including certain tender option bonds, the Company needs to aggregate the amount of indebtedness associated with the reverse repurchase agreements or similar financing transactions with the aggregate amount of any other senior securities representing indebtedness (e.g., bank borrowings, if applicable) when calculating our asset coverage ratio. The Company currently operates as a “limited derivatives user,” and these requirements may limit the Company’s ability to use derivatives and/or enter into certain other financial contracts.

Changes in Interest Rates May Adversely Affect the Company’s Investments.

Many loans, especially fixed rate loans, decline in value when long-term interest rates increase. Declines in market value may ultimately reduce earnings or result in losses to the Company, which may negatively affect cash available for distribution to shareholders. In addition, in a low interest rate environment, borrowers may be less likely to prepay their debts and loans may therefore remain outstanding for a longer period of time.

The Company is Subject to Risks Relating to Contingent Liabilities.

The Company is expected to incur contingent liabilities in connection with an investment from time to time. For example, in connection with the disposition of an investment, the Company may be required to make representations about the business and financial affairs of the underlying assets or business, or be responsible for the contents of disclosure documents. These arrangements may result in the incurrence of accrued expenses, liabilities or contingencies for which the Company may establish reserves or escrow accounts. The Company also expects to invest in a delayed draw or revolving credit facility. If the borrower subsequently draws down on the facility, the Company would be obligated to fund the amounts due. The Company may incur numerous other types of contingent liabilities. There can be no assurance that the Company will adequately reserve for its contingent liabilities and that such liabilities will not have an adverse effect on the Company.

The Company is Subject to Risks Relating to High Yield Debt.

The Company invests in “higher yielding” (and, therefore, generally higher risk) debt securities. In most cases, such debt will be rated below “investment grade” or will be unrated and face ongoing uncertainties and exposure to adverse business, financial or economic conditions and the issuer’s failure to make timely interest and principal payments. There are no restrictions on the credit quality of the Company’s loans. The market for high-yield securities has experienced periods of volatility and reduced liquidity. The market values of certain of these debt securities may reflect individual corporate developments. It is likely that a general economic recession or a major decline in the demand for products and services, in which the obligor operates, could have a materially adverse impact on the value of such securities. In addition, adverse publicity and shareholder perceptions, whether or not based on fundamental analysis, may also decrease the value and liquidity of these debt securities.

The Company is Subject to Risks Relating to Investments in Unsecured Debt.

The Company invests a portion of its investment portfolio in unsecured indebtedness, whereas all or a significant portion of the issuer’s senior indebtedness may be secured. In such situations, the ability of the Company to influence a portfolio company’s affairs, especially during periods of financial distress or following an insolvency, is likely to be substantially less than that of senior creditors.

The Company is Subject to Risks Relating to Subordinated Loans.

The Company may acquire and/or originate subordinated loans. If a borrower defaults on a subordinated loan or on debt senior to the Company’s loan, or in the event of the bankruptcy of a borrower, the loan held by the Company will be satisfied only after the senior loans are repaid in full. Under the terms of typical subordination agreements, senior creditors may be able to block the acceleration of the subordinated debt or the exercise by holders of subordinated debt of other rights they may have as creditors. Accordingly, the Company may not be able to take the steps necessary or sufficient to protect its investments in a timely manner or at all. In addition, subordinated loans may not always be protected by financial covenants or limitations upon additional indebtedness, may have limited liquidity and may not be rated by a credit rating agency. If a borrower declares bankruptcy, the Company may not have full or any recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy the loan. Further, the Adviser’s ability to amend the terms of the Company’s loans, assign its loans, accept prepayments, exercise its remedies (through “standstill periods”) and control decisions made in bankruptcy proceedings may be limited by intercreditor arrangements. In addition, the risks associated with subordinated loan securities include a greater possibility that adverse changes in the financial condition of the obligor or in general economic conditions (including a sustained period of rising interest rates or an economic downturn) may adversely affect the borrower’s ability to pay principal and interest on its loan. Many obligors on subordinated loan securities are highly leveraged, and specific developments affecting such obligors, including reduced cash flow from operations or the inability to refinance debt at maturity, may also adversely affect such obligors’ ability to meet debt service obligations. The level of risk associated with investments in subordinated loans increases if such investments are loans of distressed or below investment grade issuers. Default rates for subordinated loan securities have historically been higher than has been the case for investment grade securities.

The Company is Subject to Risks Relating to Non-Recourse Obligations.

The Company may invest in non-recourse obligations of issuers. Such obligations are payable solely from proceeds collected in respect of collateral pledged by an issuer to secure such obligations. None of the owners, officers, directors or incorporators of the issuers, board members, any of their respective affiliates or any other person or entity will be obligated to make payments on the obligations. Consequently, the Company, as holder of the obligations, must rely solely on distributions of proceeds of collateral debt obligations and other collateral pledged to secure obligations for payments due in respect of principal thereof and interest thereon. If distributions of such proceeds are insufficient to make payments on the obligations, no other assets will be available for such payments and following liquidation of all the collateral, the obligations of the issuers to make such payments will be extinguished.

The Company is Subject to Risks Relating to Publicly-Traded Securities.

Although not the investment focus of the Company, the Company may invest in publicly traded equity and debt securities. These investments are subject to certain risks, including the risk of loss from counterparty defaults, the risks arising from the volatility of the global fixed-income and equity markets, movements in the stock market and trends in the overall economy, increased obligations to disclose information regarding such companies, increased likelihood of shareholder litigation against such companies’ board members, which may include personnel of the Adviser or its affiliates, regulatory action by the SEC and increased costs associated with each of the aforementioned risks. When buying a publicly traded security or other publicly traded instruments, the Company may be unable to obtain financial covenants or other contractual rights that the Company might otherwise be able to obtain in making privately-negotiated investments. Moreover, the Company may not have the same access to information in connection with investments in publicly traded securities or other publicly traded instruments, either when investigating a potential investment or after making an investment, as compared to a privately-negotiated investment. Publicly traded securities that are rated by rating agencies are often reviewed and may be subject to downgrade, which generally results in a decline in the market value of such security. Furthermore, the Company may be limited in its ability to make investments and to sell existing investments in public securities or other publicly traded instruments because HPS or its affiliates may have material, non-public information regarding the issuers of those securities or as a result of other policies of HPS or its affiliates. Accordingly, there can be no assurance that the Company will make investments in public securities or other publicly traded instruments or, if it does, as to the amount it will invest. The inability to sell such securities or instruments in these circumstances could materially adversely affect the investment results of the Company.

The Company is Subject to Risks Associated with Originating Loans to Companies in Distressed Situations.

As part of its lending activities, the Company or its affiliates may originate loans to companies that are experiencing significant financial or business difficulties, including companies involved in bankruptcy or other reorganization and liquidation proceedings. Although the terms of such financing may result in significant financial returns to the Company, they involve a substantial degree of risk. Issuers of lower-rated securities generally are more vulnerable to real or perceived economic changes, political changes or adverse industry developments. If an issuer’s financial condition deteriorates, accurate financial and business information may be limited or unavailable. In addition, lower-rated investments may be thinly traded and there may be no established secondary or public market. The level of analytical sophistication, both financial and legal, necessary for successful financing to companies experiencing significant business and financial difficulties is unusually high. There is no assurance that the Company will correctly evaluate the value of the assets collateralizing the Company’s loans or the prospects for a successful reorganization or similar action.

The Company is Subject to Risks Associated with Investments that May Become Distressed.

The Company may make investments that become distressed due to factors outside the control of the Adviser. There is no assurance that there will be sufficient collateral to cover the value of the loans and/or other investments purchased by the Company or that there will be a successful reorganization or similar action of the company or investment which becomes distressed. In any reorganization or liquidation proceeding relating to a company in which the Company invests, the Company may lose its entire investment, may be required to accept cash or securities with a value less than the Company’s original investment and/or may be required to accept payment over an extended period of time. In addition, under applicable law, the Company may not be able to participate in future financings for restructured investments. Under such circumstances, the returns generated from the Company’s investments may not compensate the shareholders adequately for the risks assumed. For example, under certain circumstances, a lender who has inappropriately exercised control of the management and policies of a debtor may have its claims subordinated, or disallowed, or may be found liable for damage suffered by parties as a result of such actions. In addition, under circumstances involving a portfolio company’s insolvency, payments to the Company and distributions by the Company to the shareholders may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance or a preferential payment. Investments in restructurings involving non-U.S. portfolio companies may be subject to various laws enacted in the countries of their issuance for the protection of creditors. These considerations will differ depending on the country in which each portfolio company is located or domiciled.

Troubled company and other asset-based investments require active monitoring and may, at times, require participation in business strategy or reorganization proceedings by the Adviser and/or its affiliates. To the extent that the Adviser and/or its affiliates becomes involved in such proceedings, the Company may have participated more actively in the affairs of the company than that assumed generally by a passive shareholder. In addition, involvement by the Adviser and/or its affiliates in an issuer’s or portfolio company’s reorganization proceedings could result in the imposition of restrictions limiting the Company’s ability to liquidate its position in the issuer and/or portfolio company. Such investments would likely take more time to realize before generating any returns and may not generate income during the course of reorganization.

The Company is Subject to Risks Associated with Management of Distressed Investments.

HPS or its affiliates, principals or employees (the “Affiliated Group”) is actively engaged in advisory and management services for multiple collective investment vehicles and managed accounts (each, an “Affiliated Group Account” and together, the “Affiliated Group Accounts”). Certain investments of the Company may become distressed (a “Distressed Investment”), including as a result of an underlying portfolio company or issuer of an investment undergoing financial stress, restructuring or bankruptcy. In such an event, the Adviser or its affiliates may supplement the investment team generally responsible for the management of the Company’s portfolio with other investment professionals of the Adviser or its affiliates that are generally responsible for managing distressed and opportunistic investments on behalf of Affiliated Group Accounts (the “Distressed Investment Team”). The Distressed Investment Team may employ different investment or trading strategies with respect to the Distressed Investments than those that would otherwise have been employed by the investment team. In addition, the investment or trading strategies employed by the Distressed Investment Team with respect to the Distressed Investments may be influenced by investment decisions it makes, or strategies it employs, in managing similar investments for the benefit of the Affiliated Group Accounts. However, the investment or trading strategy for the Company may be different than the strategy it employs in managing distressed or opportunistic investments in the Affiliated Group Accounts and, accordingly, such investments may produce different investment results for the Company and the Affiliated Group Accounts. The Adviser will seek to manage the Company, and HPS and the Adviser will seek to manage the Affiliated Group Accounts in accordance with their respective investment objectives and guidelines; however, the Affiliated Group including the Distressed Investment Team, may give advice and take action with respect to any current or future Affiliated Group Accounts that may compete or conflict with the advice given to the Company, including with respect to the timing or nature of actions relating to certain investments.

The Company is Subject to Risks Associated with Acquisitions of Portfolios of Loans.

The Company may invest in portfolios of loans. The Company is unlikely to be able to evaluate the credit or other risks associated with each of the underlying borrowers or negotiate the terms of underlying loans as part of its acquisition but instead must evaluate and negotiate with respect to the entire portfolio of loans or, in the case where the Company invests in contractual obligations to purchase portfolios of loans subsequently originated by a third party, with respect to the origination and credit selection processes of such third party rather than based on characteristics of a static portfolio of loans. As a result, one or more of the underlying loans in a portfolio may not include some of the characteristics, covenants and/or protections generally sought when the Company acquires or originates individual loans. Furthermore, while some amount of defaults are expected to occur in portfolios, defaults in or declines in the value of investments in excess of these expected amounts may have a negative impact on the value of the portfolio and may reduce the return that the Company receives in certain circumstances.

The Company is Subject to Risks Associated with Revolver, Delayed-Draw and Line of Credit Investments.

The Company has incurred and is expected to continue to, from time to time, incur contingent liabilities in connection with an investment. For example, the Company makes investments that are structured as “revolvers,” “delayed-draws” or “lines of credit.” These types of investments generally have funding obligations that extend over a period of time, and if the portfolio company subsequently draws down on the revolver or delayed-draw facility or on the line of credit, the Company would be obligated to fund the amounts due. However, there can be no assurance that a borrower will ultimately draw down on any such loan, in which case the Company may never fund the investment (in full or in part), which may result in inefficient deployment of capital. There can be no assurance that the Company will adequately reserve for its contingent liabilities and that such liabilities will not have an adverse effect on the Company.

It is possible that a revolver, delayed-draw or line of credit investment would be bifurcated into separate investments, with certain shareholders (which may or may not include the Company) participating in the initial drawdowns and other shareholders (which may or may not include the Company) participating in the later drawdowns. In this situation, it is possible that shareholders that participate in the initial funding of an investment may receive certain economic benefits in connection with such initial funding, such as original issue discount, closing payments, or commitment fees and these benefits are expected to be allocated based on participation in the initial funding, regardless of participation in future funding obligations. Conversely, the shareholders participating only in the later funding obligations will have the benefit of the most recent portfolio company performance information in evaluating their investment whereas the shareholders that participated in the initial drawdowns (which may or may not include the Company) will be obligated in any event to fund such later funding obligations. In certain cases, the Company may participate in the initial funding of an investment, but may not participate in later-arising funding obligations (i.e., the revolver, delayed-draw or line of credit portions) related to such investment, including because of capacity limitations that an investment vehicle may have for making new revolver, delayed-draw investments or lines of credit or because HPS or any of its affiliates forms a new investment fund focused on investing in revolvers, delayed-draw investments and lines of credit. As a result, the Company may be allocated a smaller or larger portion of revolver, delayed-draw investments or lines of credit than other shareholders participating in the loan. Where the Company and any other participating shareholders have not participated in each funding of an investment on a pro rata basis, conflicts of interest may arise between the Company and the other shareholders as the interests of the Company and the other shareholders may not be completely aligned with respect to such investment. In addition, a revolver, delayed draw investment or line of credit may be senior to the rest of the loan or to the initial funding, and as a result, the interests of the Company may not be aligned with other participating shareholders. There can be no assurance that the Company will adequately reserve for its contingent liabilities and that such liabilities will not have an adverse effect on the Company.

The Company is Subject to Risks Associated with Subordinated Debt Tranches.

The Company may make investments in securities, including senior or subordinated and equity tranches, issued by the CLOs, including CLOs for which the Company acts as the collateral manager. To the extent permitted by applicable law, the Company may also invest in securities issued by CLOs for which HPS or its subsidiary acts as the collateral manager. Investments in CLO securities are complex and are subject to a number of risks related to, among other things, changes in interest rates, the rate of defaults and recoveries in the collateral pool, prepayment rates, terms of loans purchased to replace loans in the collateral pool which have pre-paid, the exercise of remedies by more senior tranches and the possibility that no market will exist when the Company seeks to sell its interests in CLO securities. If a CLO fails to satisfy one of the coverage tests provided in its indenture, all distributions on those CLO securities held by the Company will cease until that CLO brings itself back into compliance with such coverage tests. CLO securities represent leveraged investments in the underlying collateral held by the CLO issuer. The use of leverage creates risk for the holders because the leverage increases their exposure to losses with respect to the collateral. As a result, the occurrence of defaults with respect to only a small portion of the collateral could result in the substantial or complete loss of the investment in the CLO securities. Payments of principal of, and interest on, debt issued by CLOs, and dividends and other distributions on subordinated and equity tranches of a CLO, are subject to priority of payments. CLO equity is subordinated to the prior payment of all obligations under debt securities. Further, in the event of default under any debt securities issued by a CLO, and to the extent that any elimination, deferral or reduction in payments on debt securities occurs, such elimination will be borne first by CLO equity and then by the debt securities in reverse order of seniority. Thus, the greatest risk of loss relating to defaults on the collateral held by CLOs is borne by the CLO equity.

The Company is Subject to Risks Associated with Forming CLOs.

To finance investments, we may securitize certain of our secured loans or other investments, including through the formation of one or more CLOs, while retaining all or most of the subordinated notes issued in the securitization. This would involve contributing a pool of assets to a special purpose entity, and selling debt interests in such entity on a non-recourse or limited-recourse basis to purchasers.

If we create a CLO, we will depend in part on distributions from the CLO’s assets out of its earnings and cash flows to enable us to make distributions to shareholders. The ability of a CLO to make distributions will be subject to various limitations, including the terms and covenants of the debt it issues. Also, a CLO may take actions that delay distributions in order to preserve ratings and to keep the cost of present and future financings lower or the CLO may be obligated to retain cash or other assets to satisfy over-collateralization requirements commonly provided for holders of the CLO’s debt, which could impact our ability to receive distributions from the CLO. If we do not receive cash flow from any such CLO that is necessary to satisfy the annual distribution requirement for maintaining RIC status, and we are unable to obtain cash from other sources necessary to satisfy this requirement, we may not maintain our qualification as a RIC, which would have a material adverse effect on an investment in the shares.

In addition, a decline in the credit quality of loans in a CLO due to poor operating results of the relevant borrower, declines in the value of loan collateral or increases in defaults, among other things, may force a CLO to sell certain assets at a loss, reducing their earnings and, in turn, cash potentially available for distribution to us for distribution to shareholders. To the extent that any losses are incurred by the CLO in respect of any collateral, such losses will be borne first by us as owner of equity interests in the CLO.

The collateral manager for a CLO that we create may be the Company, the Adviser or an affiliate, and such collateral manager may be entitled to receive compensation for structuring and/or management services. To the extent the Adviser or an affiliate other than the Company serves as collateral manager and the Company is obligated to compensate the Adviser or the affiliate for such services, we, the Adviser or the affiliate will implement offsetting arrangements to assure that we, and indirectly, our shareholders, pay no additional fees to the Adviser or the affiliate in connection therewith. To the extent the Company serves as collateral manager, the Company will receive no fees for providing such collateral management services.

The Company is Subject to Risks Associated with Covenant-Lite Loans.

Although the Company generally expects the transaction documentation of some portion of the Company’s investments to include covenants and other structural protections, a portion of the Company’s investments has been, and may continue to be, composed of so-called “covenant-lite loans.” Generally, covenant-lite loans either do not have certain maintenance covenants that would require the issuer to maintain debt service or other financial ratios or do not contain common restrictions on the ability of the issuer to change significantly its operations or to enter into other significant transactions that could affect its ability to repay such loans. Ownership of covenant-lite loans may expose the Company to different risks, including with respect to liquidity, price volatility and ability to restructure loans, than is the case with loans that have financial maintenance covenants. As a result, the Company’s exposure to losses may be increased, which could result in an adverse impact on the issuer’s ability to comply with its obligations under the loan.

The Company is Subject to Risks Associated with Investing in Equity.

The Company may make certain equity investments. The value of these securities generally will vary with the performance of the issuer and movements in the equity markets. As a result, the Company may suffer losses if it invests in equity of issuers whose performance diverges from the Adviser’s expectations or if equity markets generally move in a single direction and the Company has not hedged against such a general move. Equity investments generally will not feature any structural or contractual protections or payments that the Company may seek in connection with its debt investments. In addition, investments in equity may give rise to additional taxes and/or risks and the Company may hold these investments through entities treated as corporations for U.S. federal income tax purposes or other taxable structures which may reduce the return from such investments.

The Company is Subject to Risks Associated with Investing in Convertible Securities.

Convertible securities are bonds, debentures, notes, preferred stocks or other securities that may be converted into or exchanged for a specified amount of common stock of the same or different issuer within a particular period of time at a specified price or formula. A convertible security entitles its holder to receive interest that is generally paid or accrued on debt or a dividend that is paid or accrued on preferred stock, in each case, until the convertible security matures or is redeemed, converted or exchanged. Because of their embedded equity component, the value of convertible securities is sensitive to changes in equity volatility and price and a decrease in equity volatility and price could result in a loss for the Company. The debt characteristic of convertible securities also exposes the Company to changes in interest rates and credit spreads. The value of the convertible securities may fall when interest rates rise or credit spreads widen. The conversion value of a convertible security is determined by the market price of the underlying common stock. If the conversion value is low relative to the investment value, the price of the convertible security is governed principally by its investment value. To the extent the market price of the underlying common stock approaches or exceeds the conversion price, the price of the convertible security will be increasingly influenced by its conversion value. A convertible security generally will sell at a premium over its conversion value by the extent to which shareholders place value on the right to acquire the underlying common stock while holding a fixed income security. Generally, the amount of the premium decreases as the convertible security approaches maturity. A convertible security may be subject to redemption at the option of the issuer at a price established in the convertible security’s governing instrument. If a convertible security held by the Company is called for redemption, the Company will be required to permit the issuer to redeem the security, convert it into the underlying common stock or sell it to a third party. Any of these actions could have an adverse effect on the Company’s ability to achieve its investment objective. The Company’s exposure to these risks may be unhedged or only partially hedged.

The Company is Subject to Risks Associated with Investing in Structured Credit Instruments.

The Company may invest in structured credit instruments. Structured securities are extremely complex and are subject to risks related to, among other things, changes in interest rates, the rate of defaults in the collateral pool, the exercise of redemption rights by more senior tranches and the possibility that a liquid market will not exist in when the Company seeks to sell its interest in a structured security.

The Company is Subject to Risks Associated with Assignments and Participations.

The Company may acquire investments directly, by way of assignment or indirectly by way of participation. The purchaser of an assignment of a loan obligation typically succeeds to all the rights and obligations of the selling institution and becomes a lender under the loan or credit agreement with respect to the loan obligation. In contrast, participations acquired in a portion of a loan obligation held by a selling institution typically result in a contractual relationship only with such selling institution, not with the obligor. Therefore, holders of indirect participation interests are subject to additional risks not applicable to a holder of a direct assignment interest in a loan. In purchasing a participation, the Company generally would have no right to enforce compliance by the obligor with the terms of the loan or credit agreement or other instrument evidencing such loan obligation, nor any rights of set-off against the obligor, and the Company may not directly benefit from the collateral supporting the loan obligation in which it has purchased the participation. As a result, the Company would assume the credit risk of both the obligor and the selling institution, which would remain the legal owner of record of the applicable loan. In the event of the insolvency of the selling institution, the Company may be treated as a general creditor of the selling institution in respect of the participation, may not benefit from any set-off exercised by the selling institution against the obligor and may be subject to any set-off exercised by the obligor against the selling institution. Assignments and participations are typically sold strictly without recourse to the selling institution, and the selling institution generally will make no representations or warranties about the underlying loan, the portfolio companies, the terms of the loans or any collateral securing the loans. Certain loans have restrictions on assignments and participations which may negatively impact the Company’s ability to exit from all or part of its investment in a loan. In addition, if a participation interest is purchased from a selling institution that does not itself retain any portion of the applicable loan, such selling institution may have limited interests in monitoring the terms of the loan agreement and the continuing creditworthiness of the borrower.

The Company is Subject to Risks Relating to Fraudulent Conveyances and Voidable Preferences by Issuers.

Under U.S. legal principles, in a lawsuit brought by an unpaid creditor or representative of creditors of an issuer of indebtedness (including a bankruptcy trustee), if a court were to find that the issuer did not receive fair consideration or reasonably equivalent value for incurring the indebtedness or for granting security, and that after giving effect to such indebtedness or such security, the issuer (a) was insolvent, (b) was engaged in a business for which the remaining assets of such issuer constituted unreasonably small capital or (c) intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature, such court could determine to invalidate and avoid, in whole or in part, the obligation underlying an investment of the Company as a constructive fraudulent conveyance. The measure of insolvency for purposes of the foregoing will vary. Generally, an issuer would be considered insolvent at a particular time if the sum of its debts was then greater than all of its property at a fair valuation, or if the present fair saleable value of its assets was then less than the amount that would be required to pay its probable liabilities on its existing debts as they became absolute and matured. There can be no assurance as to what standard a court would apply to determine whether the issuer was “insolvent” after giving effect to the incurrence of the indebtedness in which the Company invested or that, regardless of the method of valuation, a court would not determine that the issuer was “insolvent” upon giving effect to such incurrence.

In addition, it is possible a court may invalidate, in whole or in part, the indebtedness underlying an investment of the Company as a fraudulent conveyance, subordinate such indebtedness to existing or future creditors of the obligor or recover amounts previously paid by the obligor in satisfaction of such indebtedness. Moreover, in the event of the insolvency of an issuer of a portfolio company, payments made on its indebtedness could be subject to avoidance as a “preference” if made within a certain period of time (which may be as long as one year) before the portfolio company becomes a debtor in a bankruptcy case.

Even if the Company does not engage in conduct that would form the basis for a successful cause of action based upon fraudulent conveyance or preference law, there can be no assurance as to whether any lending institution or other party from which the Company may acquire such indebtedness, or any prior holder of such indebtedness, has not engaged in any such conduct (or any other conduct that would subject such indebtedness to disallowance or subordination under insolvency laws) and, if it did engage in such conduct, as to whether such creditor claims could be asserted in a U.S. court (or in the courts of any other country) against the Company so that the Company’s claim against the issuer would be disallowed or subordinated.

The Company is Subject to Risks Related to Bankruptcy.

One or more of the issuers of an investment held by the Company may become involved in bankruptcy or similar proceedings. There are a number of significant risks inherent in the bankruptcy process. First, many events in a bankruptcy are adversarial and beyond the control of the creditors. While creditors generally are afforded an opportunity to object to significant actions, there can be no assurance that a court would not approve actions which may be contrary to the interests of the Company. Reorganizations can be contentious and adversarial. Participants may use the threat of, as well as actual, litigation as a negotiating technique. Second, the duration of a bankruptcy case can only be roughly estimated. The bankruptcy process can involve substantial legal, professional and administrative costs to the company and the Company, it is subject to unpredictable and lengthy delays, and during the process the company’s competitive position may erode, key management may depart and the company may not be able to invest adequately. In some cases, the company may not be able to reorganize and may be required to liquidate assets. Any of these factors may adversely affect the return on a creditor’s investment. Third, U.S. bankruptcy law permits the classification of “substantially similar” claims in determining the classification of claims in a reorganization for purpose of voting on a plan of reorganization. Because the standard for classification is vague, there exists a significant risk that the Company’s influence with respect to a class of securities can be lost by the inflation of the number and the amount of claims in, or other gerrymandering of, the class. Fourth, in the early stages of the bankruptcy process it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain administrative costs and claims that have priority by law over the claims of certain creditors (for example, claims for taxes) may be substantial. Fifth, a bankruptcy may result in creditors and equity holders losing their ranking and priority as such if they are considered to have taken over management and functional operating control of a debtor. Sixth, the Company may purchase creditor claims subsequent to the commencement of a bankruptcy case, and it is possible that such purchase may be disallowed by a court if it determines that the purchaser has taken unfair advantage of an unsophisticated seller, which may result in the rescission of the transaction (presumably at the original purchase price) or forfeiture by the purchaser.

Further, several judicial decisions in the United States have upheld the right of borrowers to sue lenders or bondholders on the basis of various evolving legal theories (collectively termed “lender liability”). Generally, lender liability is founded upon the premise that an institutional lender or bondholder has violated an implied or contractual duty of good faith and fair dealing owed to the borrower or issuer or has assumed a degree of control over the borrower or issuer resulting in the creation of a fiduciary duty owed to the borrower or issuer or its other creditors or shareholders. Because of the nature of certain of the investments, the Company could be subject to allegations of lender liability. Because of the potential of HPS or its affiliates to have investments in several positions in the same, different or overlapping levels of a portfolio company’s capital structure, the Company may be subject to claims from creditors of a portfolio company that the investments should be equitably subordinated to the payment of other obligations of the portfolio company by reason of the conduct of the Company or HPS and its affiliates. In addition, under certain circumstances, a U.S. bankruptcy court could also recharacterize claims held by the Company as equity interests, and thereby subject such claims to the lower priority afforded equity claims in certain restructuring scenarios.

The Company is Subject to Risks Related to Exit Financing.

The Company may invest in portfolio companies that are in the process of exiting, or that have recently exited, the bankruptcy process. Post-reorganization securities typically entail a higher degree of risk than investments in securities that have not undergone a reorganization or restructuring. Moreover, post-reorganization securities can be subject to heavy selling or downward pricing pressure after the completion of a bankruptcy reorganization or restructuring. If the Adviser’s evaluation of the anticipated outcome of an investment situation should prove incorrect, the Company could experience a loss.

The Company is Subject to Risks Related to Bankruptcy Involving Non-U.S. Companies.

Investment in the debt of financially distressed companies domiciled outside the United States involves additional risks. Bankruptcy law and process may differ substantially from that in the United States, resulting in greater uncertainty as to the rights of creditors, the enforceability of such rights, reorganization timing and the classification, seniority and treatment of claims. In certain developing countries, although bankruptcy laws have been enacted, the process for reorganization remains highly uncertain, while other developing countries may have no bankruptcy laws enacted, adding further uncertainty to the process for reorganization.

The Company is Subject to Risks Relating to Creditors’ Committee and/or Board Participation.

In connection with some of the investments, the Company may, but is not obligated to, seek representation on official and unofficial creditors’ committees and/or boards (or comparable governing bodies) of the portfolio companies. While such representation may enable the Adviser to enhance the value of the investments, it may also prevent the Company from disposing of the investments in a timely and profitable manner, because serving on a creditors’ committee increases the possibility that the Company will be deemed an “insider” or a “fiduciary” of the portfolio company. If the Adviser concludes that its obligations owed to the other parties as a committee or group member conflict with its duties owed to the Company, it may resign from that committee or group, and the Company may not realize the benefits, if any, of participation on the committee or group. If representation on a creditors’ committee or board causes the Company, the Adviser or their respective affiliates to be deemed affiliates or related parties of the portfolio company, the securities of such portfolio company held by the Company may become restricted securities, which are not freely tradable. Participation on a creditors’ committee and/or board representation may also subject the Company to additional liability to which they would not otherwise be subject as an ordinary course, third-party shareholder. The Company will indemnify the Adviser or any other person designated by the Adviser for claims arising from such board and/or committee representation, which could adversely affect the return on the investments. The Company will attempt to balance the advantages and disadvantages of such representation when deciding whether and how to exercise its rights with respect to such portfolio companies, but changes in circumstances could produce adverse consequences in particular situations.

The Company is Subject to Risks of Investments in Special Situations.

The Company’s investments may involve investments in ‘event-driven’ special situations such as recapitalizations, spinoffs, corporate and financial restructurings, litigation or other liability impairments, turnarounds, management changes, consolidating industries and other catalyst-oriented situations. Investments in such securities are often difficult to analyze, have limited trading histories and have limited in-depth research coverage and, therefore, may present an increased risk of loss to the Company.

The Company is Subject to Risks Associated with Real Estate.

The Company may invest in mortgage-backed securities, individual mortgages and other real estate credit investments. Investments in mortgage-backed securities are subject to the risks applicable to the risks described above in “ – The Company is Subject to Risks Associated with Subordinated Debt Tranches,” as well as the risks applicable to real estate investments generally. With respect to particular real estate credit investments, real estate debt instruments that are in default may require a substantial amount of workout negotiations and/or restructuring, which may entail, among other things, a substantial reduction in the interest rate and/or a substantial write-down of the principal of such debt instruments. Even if a restructuring were successful, a risk exists that upon maturity of such real estate debt instrument, replacement “takeout” financing will not be available. It is possible that the Adviser may find it necessary or desirable to foreclose on collateral securing one or more real estate debt instruments purchased by the Company. The foreclosure process can be lengthy, uncertain and expensive. Real estate risks typically include fluctuations in the real estate markets, slowdown in demand for the purchase or rental of properties, changes in the relative popularity of property types and locations, the oversupply of a certain type of property, changes in regional, national and international economic conditions, adverse local market conditions, the financial conditions of tenants, buyers and sellers of properties, changes in building, environmental, zoning and other laws and other governmental rules and fiscal policies, changes in real property tax rates or the assessed values of the investments, changes in interest rates and the availability or terms of debt financing, changes in operating costs, risks due to dependence on cash flow, environmental claims arising in respect of real estate acquired with undisclosed or unknown environmental problems or as to which inadequate reserves had been established, uninsured casualties, risks due to dependence on cash flow and risks and operating problems arising out of the presence of certain construction materials, unavailability of or increased cost of certain types of insurance coverage, such as terrorism insurance, fluctuations in energy prices, acts of God, natural disasters and uninsurable losses, acts of war (declared and undeclared), terrorist acts, strikes and other factors which are not within the control of the Adviser.

The Company is Subject to Risks Associated with Investments in Portfolio Companies in Regulated Industries.

Certain industries are heavily regulated. The Company may make loans to borrowers operating in industries that are subject to greater amounts of regulation than other industries generally. These more highly regulated industries may include, among others, energy and power, gaming and healthcare. Investments in borrowers that are subject to a high level of governmental regulation pose additional risks relative to loans to other companies generally. Changes in applicable laws or regulations, or in the interpretations of these laws and regulations, could result in increased compliance costs or the need for additional capital expenditures. If a portfolio company fails to comply with these requirements, it could also be subject to civil or criminal liability and the imposition of fines. A portfolio company also could be materially and adversely affected as a result of statutory or regulatory changes or judicial or administrative interpretations of existing laws and regulations that impose more comprehensive or stringent requirements on such company. Governments have considerable discretion in implementing regulations that could impact a portfolio company’s business, and governments may be influenced by political considerations and may make decisions that adversely affect a portfolio company’s business. Additionally, certain portfolio companies may have a unionized workforce or employees who are covered by a collective bargaining agreement, which could subject any such portfolio company’s activities and labor relations matters to complex laws and regulations relating thereto. Moreover, a portfolio company’s operations and profitability could suffer if it experiences labor relations problems. A work stoppage at one or more of any such portfolio company’s facilities could have a material adverse effect on its business, results of operations and financial condition. Any such problems additionally may bring scrutiny and attention to the Company, which could adversely affect the Company’s ability to implement its investment objective.

The Company is Subject to Risks Associated with Investments in Original Issue Discount and Payment-In-Kind Instruments.

We have invested in, and expect to continue to invest in, original issue discount or PIK instruments. To the extent that we invest in original issue discount or PIK instruments and the accretion of original issue discount or PIK interest income constitutes a portion of our income, we will be exposed to risks associated with the requirement to include such non-cash income in taxable and accounting income prior to receipt of cash, including the following:
•the higher interest rates on PIK instruments reflect the payment deferral and increased credit risk associated with these instruments, and PIK instruments generally represent a significantly higher credit risk than coupon loans;
•original issue discount and PIK instruments may have unreliable valuations because the accruals require judgments about collectability of the deferred payments and the value of any associated collateral;
•an election to defer PIK interest payments by adding them to the principal on such instruments increases our future investment income which increases our net assets and, as such, increases the Adviser’s future base management fees which, thus, increases the Adviser’s future income incentive fees at a compounding rate;
•market prices of PIK instruments and other zero-coupon instruments are affected to a greater extent by interest rate changes, and may be more volatile than instruments that pay interest periodically in cash. While PIK instruments are usually less volatile than zero-coupon debt instruments, PIK instruments are generally more volatile than cash pay securities;

•the deferral of PIK interest on an instrument increases the loan-to-value ratio, which is a measure of the riskiness of a loan, with respect to such instrument;
•even if the conditions for income accrual under the GAAP are satisfied, a borrower could still default when actual payment is due upon the maturity of such loan;
•for accounting purposes, cash distributions to shareholders representing original issue discount income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of original issue discount income may come from the cash invested by shareholders, the 1940 Act does not require that shareholders be given notice of this fact;
•the required recognition of original issue discount or PIK interest for U.S. federal income tax purposes may have a negative impact on liquidity, as it represents a non-cash component of our investment company taxable income that may require cash distributions to shareholders in order to maintain our ability to maintain tax treatment as a RIC for U.S. federal income tax purposes; and
•original issue discount may create a risk of non-refundable cash payments to the Adviser based on non-cash accruals that may never be realized.

In addition, the part of the incentive fee payable by us that relates to our net investment income is computed and paid on income that may include interest that accrues prior to being received in cash, such as original issue discount, market discount, and income arising from debt instruments with PIK interest or zero-coupon securities. If a portfolio company defaults on a loan that provides for such accrued interest, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible, and the Adviser will have no obligation to refund any fees it received in respect of such accrued income.

The Company is Subject to Risks Arising from Entering into a TRS Agreement.

A total return swap (“TRS”) is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during a specified period, in return for periodic payments based on a fixed or variable interest rate. A TRS effectively adds leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. Because of the unique structure of a TRS, a TRS often offers lower financing costs than are offered through more traditional borrowing arrangements. For purposes of computing the Company’s incentive fee on income and the incentive fee on capital gains, the calculation methodology looks through derivative financial instruments or swaps as if we owned the reference assets directly.

A TRS is subject to market risk, liquidity risk and risk of imperfect correlation between the value of the TRS and the loans underlying the TRS. In addition, we may incur certain costs in connection with the TRS that could in the aggregate be significant. A TRS is also subject to the risk that a counterparty will default on its payment obligations thereunder or that we will not be able to meet our obligations to the counterparty.

The Company is Subject to Risks Associated with Repurchase Agreements.

Subject to our investment objective and policies, we may invest in repurchase agreements as a buyer for investment purposes. Repurchase agreements typically involve the acquisition by the Company of debt securities from a selling financial institution such as a bank, savings and loan association or broker-dealer. The agreement provides that the Company will sell the securities back to the institution at a fixed time in the future for the purchase price plus premium (which often reflects the interests). The Company does not bear the risk of a decline in the value of the underlying security unless the seller defaults under its repurchase obligation. In the event of the bankruptcy or other default of a seller of a repurchase agreement, the Company could experience both delays in liquidating the underlying securities and losses, including (1) possible decline in the value of the underlying security during the period in which the Company seeks to enforce its rights thereto; (2) possible lack of access to income on the underlying security during this period; and (3) expenses of enforcing its rights. In addition, as described above, the value of the collateral underlying the repurchase agreement will be at least equal to the repurchase price, including any accrued interest earned on the repurchase agreement. In the event of a default or bankruptcy by a selling financial institution, the Company generally will seek to liquidate such collateral. However, the exercise of the Company’s right to liquidate such collateral could involve certain costs or delays and, to the extent that proceeds from any sale upon a default of the obligation to repurchase were less than the repurchase price, the Company could suffer a loss.

The Company is Subject to Risks Relating to Securities Lending Agreements.

We may from time to time make secured loans of our marginable securities to brokers, dealers and other financial institutions if our asset coverage, as defined in the 1940 Act, would at least equal 150% (equivalent to $2 of debt outstanding for each $1 of equity) immediately after each such loan. The risks in lending portfolio securities, as with other extensions of credit, consist of possible delay in recovery of the securities or possible loss of rights in the collateral should the borrower fail financially. However, such loans will be made only to brokers and other financial institutions that are believed by the Adviser to be of high credit standing. Securities loans are made to broker-dealers pursuant to agreements requiring that loans be continuously secured by collateral consisting of U.S. government securities, cash or cash equivalents (e.g., negotiable certificates of deposit, bankers’ acceptances or letters of credit) maintained on a daily mark-to-market basis in an amount at least equal at all times to the market value of the securities lent. If the Company enters into a securities lending arrangement, the Adviser, as part of its responsibilities under the Investment Advisory Agreement, will invest the Company’s cash collateral in accordance with the Company’s investment objective and strategies. The Company will pay the borrower of the securities a fee based on the amount of the cash collateral posted in connection with the securities lending program. The borrower will pay to the Company, as the lender, an amount equal to any dividends or interest received on the securities lent.

The Company may invest the cash collateral received only in accordance with its investment objective, subject to the Company’s agreement with the borrower of the securities. In the case of cash collateral, the Company expects to pay a rebate to the borrower. The reinvestment of cash collateral will result in a form of effective leverage for the Company.

Although voting rights or rights to consent with respect to the loaned securities pass to the borrower, the Company, as the lender, will retain the right to call the loans and obtain the return of the securities loaned at any time on reasonable notice, and it will do so in order that the securities may be voted by the Company if the holders of such securities are asked to vote upon or consent to matters materially affecting the investment. The Company may also call such loans in order to sell the securities involved. When engaged in securities lending, the Company’s performance will continue to reflect changes in the value of the securities loaned and will also reflect the receipt of interest through investment of cash collateral by the Company in permissible investments.

The Company is Subject to Risks Relating to Asset-Based Financing.

The Company has invested, and expects to continue investing, in asset-based loans with third-party investment funds (“Fund Issuers”) where such loans are directly or indirectly collateralized by the value or cash flows of one or more of a Fund Issuer’s assets, including the distributions the Fund Issuer expects to receive from its underlying investments in portfolio companies (“Underlying Portfolio Companies”). Any such financing may be secured by the value of the assets of the Fund Issuer, which may be determined by a third-party valuation firm or as reported by the Fund Issuer pursuant to its internal valuation policies or as otherwise agreed with such Fund Issuer. The assets of a Fund Issuer may be subject to devaluation risk, as well as other risks, including credit, liquidity and interest rate changes. In many cases, the assets held by a Fund Issuer may be illiquid and, even following an exercise of remedies, they may be difficult to liquidate or sell, which could lead to a reduced recovery. Furthermore, certain assets constituting collateral may require consent of third parties to transfer or sell. Fund Issuer assets indirectly pledged to the Company as collateral may be even more challenging to sell and in certain circumstances may only be able to be sold together with other assets which may be less attractive to potential buyers. In many cases, loans may also be subject to a “standstill” or similar provision that provides the Fund Issuer the ability to call capital from its investors or use other cure remedies prior to allowing the Company to exercise remedies following an event of default, further delaying the Company’s ability to take action. In addition, certain asset-based loans may be structured without mandatory prepayments or scheduled amortization. In this case, as long as any Fund Issuer is in compliance with the terms of the applicable asset-based loan and its organizational documents, such Fund Issuer may be permitted to make distributions to its investors and/or other equity holders, and the amount distributed will no longer be available to service or repay such asset-based loan.

Further, the Company may invest in loans to Fund Issuers that are unsecured but linked to financial tests based upon the value or cash flows of one or more of such Fund Issuer’s assets (including Underlying Portfolio Companies) or the distributions realized by the Fund Issuer from such assets (including Underlying Portfolio Companies). Similar to the above, the assets held by such Fund Issuers may be largely illiquid and, if pledged as collateral, may require consents and other steps in order to be foreclosed upon and sold. In addition, the cash flows produced by the assets held by such Fund Issuer may be irregular and/or insufficient to repay any or all of the amounts outstanding under such asset-based loan.

If a Fund Issuer defaults under its asset-based loan, the Company will have to determine whether to accelerate the amounts due under the loan or enter into a workout negotiation or restructuring with the Fund Issuer. A workout negotiation or restructuring may entail a substantial reduction in the interest rate, a substantial write-down of principal, and/or a substantial change to the terms, conditions and covenants of such loans. If a loan is accelerated, the Company may have difficulties foreclosing and ultimately selling any pledged collateral, including an Underlying Portfolio Company. If any such collateral is sold, it is possible that the proceeds of such sale or disposition will not be equal to the amount of principal and interest owed to the Company. On the other hand, if the Company elects not to sell any of the assets of the Fund Issuer and instead decide to collect the cash flows from the Underlying Portfolio Companies or other assets of the Fund Issuer, the cash flows produced may be irregular and/or insufficient to repay any or all of the amounts outstanding under such asset-based loan. As a result, upon any non-performance or default under any such asset-based loans made by the Company, the Company may fail to recover some or all of its capital and/or expected returns, even if the loans are collateralized.

In addition, the Company’s asset-based loans may be subject to refinancing options, prepayment options or similar provisions that could result in the Fund Issuer repaying the principal on an obligation held by the Company earlier than expected. As a consequence, if the Company is not able to negotiate favorable prepayment premiums and/or non-call periods, the Company’s ability to achieve its investment objective may be affected.

Fund Issuers may also be permitted to issue additional indebtedness that would increase the overall leverage and fixed charges to which such Fund Issuers are subject. Such additional indebtedness could have structural or contractual priority, either as to specific collateral (including Underlying Portfolio Companies) or generally, over the ranking of the investment by the Company. In the event of any default, restructuring or insolvency of any Underlying Portfolio Company or other assets pledged as collateral, the Company could be subordinated to, or be required to share on a ratable basis, with any recoveries in favor of the holders of such other or additional indebtedness.

Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our NAV through increased net unrealized depreciation. As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by the Adviser as the Company’s valuation designee under Rule 2a-5 under the 1940 Act. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments:
•a comparison of the portfolio company’s securities to publicly traded securities;
•the enterprise value of the portfolio company;
•the nature and realizable value of any collateral;
•the portfolio company’s ability to make payments and its earnings and discounted cash flow;
•the markets in which the portfolio company does business; and
•the changes in the interest rate environment and the credit markets generally that may affect the price at which similar      investments may be made in the future and other relevant factors.

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. We record decreases in the market values or fair values of our investments as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized depreciation in our portfolio. The effect of all of these factors on our portfolio may reduce our NAV by increasing net unrealized depreciation in our portfolio. Any unrealized losses in our portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. Depending on market conditions, we could incur substantial realized losses and ultimately experience reductions of our income available for distribution in future periods. We may also suffer additional unrealized losses in future periods, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, decreases in the market value or fair value of our investments will reduce our NAV.

The Company is Subject to Risks Relating to Portfolio Company Reputation.

If a portfolio company fails to at least maintain the strength and value of such portfolio company’s historic brand, its value is likely to decrease. A portfolio company’s success often depends on the value and strength of its brand. In such cases, the name of such portfolio company is integral to its business as well as to the implementation of its strategies for expanding its business. Maintaining, promoting and positioning such brand can depend largely on the success of marketing efforts and its ability to provide consistent, high quality merchandises, services and / or customer experience. A portfolio company’s brand could be adversely affected if it fails to achieve these objectives or if its public image or reputation were to be tarnished by negative publicity. Any of these events could result in decreases in value of the Company’s investments in a portfolio company.

C.     Risks Relating to Certain Regulatory and Tax Matters

The Company is Subject to Risks Relating to Regulations Governing the Company’s Operation as a BDC.

The Company will not generally be able to issue and sell its Common Shares at a price below NAV per share. The Company may, however, sell Common Shares, or warrants, options or rights to acquire the Company’s Common Shares, at a price below the then-current NAV per share of the Company’s Common Shares if the Company’s Board determines that such sale is in the Company’s best interests, and if shareholders approve such sale. In any such case, the price at which the Company’s securities are to be issued and sold may not be less than a price that, in the determination of the Company’s Board, closely approximates the market value of such securities (less any distributing commission or discount). If the Company raises additional funds by issuing Common Shares or senior securities convertible into, or exchangeable for, its Common Shares, then the percentage ownership of shareholders at that time will decrease, and shareholders may experience dilution.

The Company Must Invest a Sufficient Portion of Assets in Qualifying Assets.

The Company may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of the Company’s total assets are qualifying assets.

The Company believes that most of the investments that it may acquire in the future will constitute qualifying assets. However, the Company may be precluded from investing in what it believes to be attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If the Company does not invest a sufficient portion of its assets in qualifying assets, it could violate the 1940 Act provisions applicable to BDCs. As a result of such violation, specific rules under the 1940 Act could prevent the Company, for example, from making follow-on investments in existing portfolio companies (which could result in the dilution of its position) or could require the Company to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If the Company needs to dispose of such investments quickly, it could be difficult to dispose of such investments on favorable terms. The Company may not be able to find a buyer for such investments and, even if a buyer is found, the Company may have to sell the investments at a substantial loss. Any such outcomes would have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

If the Company does not maintain its status as a BDC, it would be subject to regulation as a registered closed-end management investment company under the 1940 Act. As a registered closed-end management investment company, the Company would be subject to substantially more regulatory restrictions under the 1940 Act which would significantly decrease its operating flexibility.

As a Public Company, We Are Subject to Regulations Not Applicable to Private Companies, Such as Provisions of the Sarbanes-Oxley Act. Efforts to Comply with Such Regulations Will Involve Significant Expenditures, and Non-Compliance with Such Regulations May Adversely Affect Us.

As a public company, we are subject to the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. Following the transition period established by rules of the SEC, our management is required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a relatively new company, developing and maintaining an effective system of internal controls may require significant expenditures, which may negatively impact our financial performance and our ability to make distributions. This process also will result in a diversion of our management’s time and attention. We cannot be certain of when our evaluation, testing and remediation actions will be completed or the impact of the same on our operations. In addition, we may be unable to ensure that the process is effective or that our internal controls over financial reporting are or will be effective in a timely manner. In the event that we are unable to develop or maintain an effective system of internal controls and maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until there is a public market for our shares, which is not expected to occur.

New or Modified Laws or Regulations Governing our Operations May Adversely Affect our Business.

The Company’s portfolio companies and the Company are subject to regulation by-laws at the U.S. federal, state, and local levels. These laws and regulations, as well as their interpretation, may change from time to time, including as the result of interpretive guidance or other directives from the U.S. President and others in the executive branch, and new laws, regulations, and interpretations may also come into effect. Any such new or changed laws or regulations could have a material adverse effect on the Company’s business. The effects of such laws and regulations on the financial services industry will depend, in large part, upon the extent to which regulators exercise the authority granted to them and the approaches taken in implementing regulations.

Future legislative and regulatory proposals directed at the financial services industry that are proposed or pending in the U.S. Congress may negatively impact the operations, cash flows or financial condition of the Company or its portfolio companies, impose additional costs on portfolio companies or the Company intensify the regulatory supervision of the Company or its portfolio companies or otherwise adversely affect the Company’s business or the business of its portfolio companies. Laws that apply to the Company, either now or in the future, are often highly complex and may include licensing requirements. The licensing process can be lengthy and can be expected to subject the Company to increased regulatory oversight. Failure, even if unintentional, to comply fully with applicable laws may result in sanctions, fines, or limitations on the ability of the Company or the Adviser to do business in the relevant jurisdiction or to procure required licenses in other jurisdictions, all of which could have a material adverse effect on the Company. In addition, if the Company does not comply with applicable laws and regulations, it could lose any licenses that it then holds for the conduct of its business and may be subject to civil fines and criminal penalties.

Additionally, changes to the laws and regulations governing Company operations, including those associated with RICs, may cause the Company to alter its investment strategy in order to avail itself of new or different opportunities or result in the imposition of corporate-level taxes on us. Such changes could result in material differences to the Company’s strategies and plans and may shift the Company’s investment focus from the areas of expertise of the Adviser to other types of investments in which the Adviser may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on the Company’s results of operations and the value of a shareholder’s investment. If the Company invests in commodity interests in the future, the Adviser may determine not to use investment strategies that trigger additional regulation by the CFTC or may determine to operate subject to CFTC regulation, if applicable. If the Adviser or the Company were to operate subject to CFTC regulation, the Company may incur additional expenses and would be subject to additional regulation.

In addition, certain regulations applicable to debt securitizations implementing credit risk retention requirements that have taken effect in both the U.S. and in Europe may adversely affect or prevent the Company from entering into securitization transactions. These risk retention rules will increase the Company’s cost of funds under, or may prevent the Company from completing, future securitization transactions. In particular, the U.S. Risk Retention Rules require the sponsor (directly or through a majority-owned affiliate) of a debt securitization, such as CLOs, in the absence of an exemption, to retain an economic interest in the credit risk of the assets being securitized in the form of an eligible horizontal residual interest, an eligible vertical interest, or a combination thereof, in accordance with the requirements of the U.S. Risk Retention Rules. Given the more attractive financing costs associated with these types of debt securitizations as opposed to other types of financing available (such as traditional senior secured facilities), this increases our financing costs, which increases the financing costs ultimately borne by the Company’s shareholders.

Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of the Company or otherwise adversely affect the Company’s business, financial condition and results of operations.

We are Subject to Risks Relating to Corporate Social Responsibility.

Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in investing in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions.

Our brand and reputation may be negatively impacted if we fail to act responsibly in a number of areas, such as considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand and our relationships with shareholders, which could adversely affect our business and results of operations.

Additionally, new regulatory initiatives related to ESG could adversely affect our business. The SEC has adopted final rules that, in addition to other matters, would establish a framework for reporting of climate-related risks. As of April 4, 2024, the SEC voluntarily stayed the final rules pending completion of judicial review. For example, the SEC has announced that it may require disclosure of certain ESG-related matters. There is a risk that a significant reorientation in the market following the implementation of these and further measures could be adverse to our portfolio companies if they are perceived to be less valuable as a consequence of, for example, their carbon footprint or “greenwashing” (i.e., the holding out of a product as having green or sustainable characteristics where this is not, in fact, the case). We are, and our portfolio companies may be, or could in the future become subject to the risk that similar measures might be introduced in other jurisdictions in the future. At this time, there is uncertainty regarding the scope of such proposals or when they would become effective (if at all). Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability. On the other hand, certain state governments have begun to challenge the use of ESG factors in investment decisions, potentially setting up conflicting standards for the Company to address.

Changes to the Dodd-Frank Act May Adversely Impact the Company.

The enactment of the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and other financial regulations curtailed certain investment activities of U.S. banks. As a result, alternative providers of capital (such as the Company) were able to access certain investment opportunities on a larger scale. If the restrictions under the Dodd-Frank Act are curtailed or repealed, banks may be subject to fewer restrictions on their investment activities, thereby increasing competition with the Company for potential investment opportunities. As a result, any changes to the Dodd-Frank Act may adversely impact the Company.

CFIUS & National Security/Investment Clearance Considerations.

Certain transactions by the Company that involve the acquisition or sale of a business connected with or related to national security or critical infrastructure may be subject to review and approval by the U.S. Committee on Foreign Investment in the United States (“CFIUS”) and/or non-U.S. national security/investment clearance regulators depending on the beneficial ownership and control of interests in the entity purchasing such business, including with respect to CFIUS, where a co-investor or other partner is a “foreign person” under applicable regulations. Certain of the Company’s investors are expected to be “foreign persons,” and in the aggregate, may comprise a substantial portion of a Company’s subscriptions, which may increase the risks of an investment being subject to CFIUS’ jurisdiction and the likelihood of CFIUS imposing restrictions on an investment. CFIUS agency practice is evolving rapidly, and CFIUS exercises substantial discretion in deciding how to interpret, apply and enforce the implementation of regulations. As a result, there can be no guarantee that investments by the Company will not be reviewable by CFIUS and/or non-U.S. national security/investment clearance regulators or that CFIUS and/or non-U.S. national security/investment clearance regulators will not seek to evaluate the Company’s investment activities. In the event that CFIUS or another regulator reviews – or would be expected to review – one or more of the proposed or existing investments of the Company, there can be no assurances that the Adviser and/or its affiliates will be able to maintain, or proceed with, such transactions on terms acceptable to Adviser and/or its affiliates, or that such investment would be allocated to, or consummated by, the Company rather than to one or more clients of the Adviser and/or its affiliates. CFIUS or another regulator may seek to impose limitations on or prohibit all or a portion of the transaction. Such limitations or restrictions may prevent the Company from (i) maintaining or pursuing investments, (ii) disposing of investments, which could adversely affect the performance of the Company and/or (iii) disclosing all information regarding certain transactions to all the Company’s investors.

Beginning on January 2, 2025, the U.S. Department of the Treasury’s Outbound Investment Security Program went into effect, which prohibits or requires notification of certain types of outbound investments by U.S. persons into certain entities located in or subject to the jurisdiction of China, Hong Kong, and Macau (as well as certain entities subject to Chinese ownership or control) that are engaged in the development of certain national security technologies and products (presently, certain semiconductors and microelectronics, quantum information technologies, and artificial intelligence technologies), as well as any other countries that are or may be designated under the program’s regulations. Together, these regulations may affect the Company’s business and operations. In the event that CFIUS, the U.S. Department of Treasury administering the Outbound Investment Security Program, or a non-U.S. national security/investment clearance regulator reviews one or more of the proposed or existing investments of the Company, there can be no assurances that the Company will be able to maintain, or proceed with, such transactions on terms acceptable to the Adviser and/or its affiliates. Such regulator may seek to impose limitations on or prohibit all or a portion of the transaction. Such limitations or restrictions may prevent the Company from (i) maintaining or pursuing investments in certain jurisdictions and/or (ii) disposing of investments already made in such jurisdictions, or may increase the cost and time associated with such activities, which could adversely affect the performance of our investment vehicles and in turn adversely affect our profitability.

The Company is Subject to Risks Relating to Pay-to-Play Laws, Regulations and Policies.

Many states, their subdivisions and associated pension plans have adopted so-called “pay-to-play” laws, rules, regulations or policies which prohibit, restrict or require disclosure of payments to, and/or certain contacts with, certain politicians or officials associated with public entities by individuals and entities seeking to do business with related entities, including seeking investments by public retirement funds in collective investment funds such as the Company. The SEC also has adopted rules that, among other things, prohibit an investment adviser from providing advisory services for compensation with respect to a government plan investor for two years after the adviser or certain of its executives or employees makes a contribution to certain elected officials or candidates for certain elected offices. If the Adviser, its affiliates or their respective employees or affiliates violate such pay-to-play laws, rules, regulations or policies, such non-compliance could have an adverse effect on the Company.

The Company is Subject to Risks Relating to Government Policies, Changes in Laws, and International Trade.

Governmental regulatory activity, especially that of the Board of Governors of the U.S. Federal Reserve System, may have a significant effect on interest rates and on the economy generally, which in turn may affect the price of the securities in which the Company plans to invest. High interest rates, the imposition of credit controls or other restraints on the financing of takeovers or other acquisitions could diminish the number of merger tender offers, exchange offers or other acquisitions, and as a consequence have a materially adverse effect on the activities of the Company. Moreover, changes in U.S. federal, state, and local tax laws, U.S. federal or state securities and bankruptcy laws or in accounting standards may make corporate acquisitions or restructurings less desirable or make risk arbitrage less profitable. Amendments to the U.S. Bankruptcy Code or other relevant laws could also alter an expected outcome or introduce greater uncertainty regarding the likely outcome of an investment situation.

In addition, governmental policies could create uncertainty for the global financial system and such uncertainty may increase the risks inherent to the Company and its activities. For example, in March 2018, the United States imposed an additional 25% tariff under Section 232 of the Trade Expansion Act of 1962, as amended, on steel products imported into the United States. Furthermore, in May 2019, the United States imposed a 25% tariff on certain imports from China, and China reacted with tariffs on certain imports from the United States. These tariffs and restrictions, as well as other changes in U.S. trade policy, have resulted in, and may continue to trigger, retaliatory actions by affected countries, including imposing trade sanctions on certain U.S. products. A “trade war” of this nature has the potential to increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of companies whose businesses rely on imports and exports. Prospective shareholders should realize that any significant changes in governmental policies (including tariffs and other policies involving international trade) could have a material adverse impact on the Company and its investments.

The Company Will Incur Significant Costs as a Result of Having Securities Registered under the Exchange Act.

We will incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act and other rules implemented by the SEC.

The Company is Subject to Risks Relating to General Data Protection Regulations.

In Europe, the General Data Protection Regulation (“GDPR”) was made effective on May 25, 2018, introducing substantial changes to current European privacy laws. It has superseded the existing Data Protection Directive, which is the key European legislation governing the use of personal data relating to living individuals. The GDPR provides enhanced rights to individuals with respect to the privacy of their personal data and applies not only to organizations with a presence in the European Union which use or hold data relating to living individuals, but also to those organizations that offer services to individual European Union investors. In addition, although regulatory behavior and penalties under the GDPR remain an area of considerable scrutiny, it does increase the sanctions for serious breaches to the greater of €20 million or 4% of worldwide revenue, the impact of which could be significant. Compliance with the GDPR may require additional measures, including updating policies and procedures and reviewing relevant IT systems, which may create additional costs and expenses for the Company and therefore the shareholders. The Company may have indemnification obligations in respect of, or be required to pay the expenses relating to, any litigation or action as a result of any purported breach of the GDPR. Shareholders other than individuals in the European Union may not be afforded the protections of the GDPR.

The Company is Subject to Risks Arising from Potential Controlled Group Liability.

Under certain circumstances it would be possible for the Company, along with its affiliates, to obtain a controlling interest (i.e., 80% or more) in certain portfolio companies. This could occur, for example, in connection with a work out of the portfolio company’s debt obligations or a restructuring of the portfolio company’s capital structure. Based on recent federal court decisions, there is a risk that the Company (along with its affiliates) would be treated as engaged in a “trade or business” for purposes of ERISA’s controlled group rules. In such an event, the Company could be jointly and severally liable for a portfolio company’s liabilities with respect to the underfunding of any pension plans which such portfolio company sponsors or to which it contributes. If the portfolio company were not able to satisfy those liabilities, they could become the responsibility of the Company, causing it to incur potentially significant, unexpected liabilities for which reserves were not established.

The Company is Subject to Risks Related to Being an “Emerging Growth Company”.

We will be and we will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of our Initial Closing, or (ii) in which we have total annual gross revenue of at least $1.235 billion, or (ii) in which we are deemed to be a large accelerated filer, which means the market value of our shares that is held by non-affiliates exceeds $700 million as of the date of our most recently completed second fiscal quarter and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if shareholders will find our shares less attractive because we will rely on some or all of these exemptions. If some shareholders find our shares less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the 1933 Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We will take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for shareholders and securities analysts to evaluate us since our financial statements may not be comparable to companies that comply with public company effective dates and may result in less shareholder confidence.

The Company is Subject to Risks Arising from Compliance with the SEC’s Regulation Best Interest.

Broker-dealers must comply with Regulation Best Interest, which, among other requirements, enhances the existing standard of conduct for broker-dealers and natural persons who are associated persons of a broker-dealer when recommending to a retail customer any securities transaction or investment strategy involving securities to a retail customer. Regulation Best Interest imposes a duty of care for broker-dealers to evaluate reasonably available alternatives in the best interests of their clients. There are likely alternatives to us that are reasonably available to you, through your broker or otherwise, and those alternatives may be less costly or have a lower investment risk. Among other alternatives, listed BDCs may be reasonable alternatives to an investment in our Common Shares, and may feature characteristics like lower cost, less complexity, and lesser or different risks. Investments in listed securities also often involve nominal or zero commissions at the time of initial purchase. The impact of Regulation Best Interest on broker-dealers participating in the Private Offering cannot be determined at this time, but it may negatively impact whether broker-dealers and their associated persons recommend the Private Offering to retail customers. If Regulation Best Interest reduces our ability to raise capital in the Private Offering, it would harm our ability to create a diversified portfolio of investments and achieve our investment objective and would result in our fixed operating costs representing a larger percentage of our gross income.

D.     Risks Related to the HPS/BlackRock Transaction

On December 3, 2024, HPS and BlackRock entered into an agreement for BlackRock to acquire 100% of the business and assets of HPS. However, the HPS/BlackRock Transaction remains subject to a number of conditions, including the receipt of certain consents from investors in HPS funds and accounts, regulatory approvals and satisfaction of other customary closing conditions. There can be no assurances that the HPS/BlackRock Transaction will take place, in which case the current ownership structure of HPS will remain in place. However, the operation of HPS, including the operation of the Adviser, may nonetheless be adversely affected as a result of disruptions to the HPS business and efforts expended pursuing the HPS/BlackRock Transaction.

If the HPS/BlackRock Transaction occurs, HPS and thus, the Adviser, will be owned by BlackRock. There is no guarantee that HPS, or the Adviser, will be able to successfully transition, maintain and continue to build its business after the HPS/BlackRock Transaction or that HPS and BlackRock will be able to successfully optimize their joint business operations. In particular, as with any change in ownership, HPS and the Adviser will be subject to substantial risks, including with respect to the long-term retention of key employees, the successful consolidation of corporate, technological and administrative infrastructures and the retention of existing business and operational relationships. It is possible that employees currently involved in the operation of HPS and the Adviser may not continue with HPS and/or the Adviser after the HPS/BlackRock Transaction and the operations and business relationships of HPS and the Adviser may be disrupted following the HPS/BlackRock Transaction. The integration of HPS and the Adviser into BlackRock will be a complex, costly and time-consuming process and if HPS or the Adviser experiences difficulties in this process, any anticipated benefits may not be realized fully or at all, or may take longer to realize than expected, which could have an adverse effect on HPS or the Adviser for an undetermined period. In addition, there can be no assurances that HPS and BlackRock will realize the potential operating efficiencies, synergies and other benefits currently anticipated from the HPS/BlackRock Transaction, and a failure to obtain such synergies may adversely affect the operations of HPS and the Adviser. Some of the challenges presented by the integration of the businesses are outside of HPS’s or the Adviser’s control, and any of them could result in delays, increased costs and diversion of management’s time and energy, which could materially affect HPS’s or the Adviser’s financial position, results of operations, and cash flows. In the event that the HPS/BlackRock Transaction has an adverse impact on HPS or the Adviser, including for the foregoing reasons, the operations of the Company may be adversely affected.

BlackRock is one of the largest and most diverse financial institutions in the world. As a result, although not expected, it may have other business units that compete with HPS or seek investment opportunities that are appropriate for the Company, and it has policies and procedures that may limit or otherwise impact the operations of HPS, the Adviser and/or the Company. Further, certain issuers may prefer to work with a smaller or independent sponsor, which may adversely affect the Adviser’s ability to source new investment opportunities for the Company.

E.     Federal Income Tax Risks

The Company is Subject to RIC Qualification Risks.

To obtain and maintain RIC tax treatment under Subchapter M of the Code, we must, among other things, meet annual distribution, income source and asset diversification requirements. If we do not qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

The Company May Experience Difficulty with Paying Required Distributions.

For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as zero-coupon securities, debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discount and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes.

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to qualify for and maintain RIC tax treatment under Subchapter M of the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may not qualify for or maintain RIC tax treatment and thus may become subject to corporate-level income tax. The resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

Some Investments May be Subject to Corporate-Level Income Tax.

We may invest in certain debt and equity investments through taxable subsidiaries and the taxable income of these taxable subsidiaries will be subject to federal and state corporate income taxes. We may invest in certain foreign debt and equity investments which could be subject to foreign taxes (such as income tax, withholding and value added taxes).

Certain Portfolio Investments May Present Special Tax Issues.

We have and continue to expect to invest in debt securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Investments in these types of instruments may present special tax issues. U.S. federal income tax rules are not entirely clear about certain issues related to such investments such as when we may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. These and other issues will be addressed by us, to the extent necessary, to distribute sufficient income to preserve our tax status as a RIC and minimize the extent to which we are subject to U.S. federal income or excise tax.

Legislative or Regulatory Tax Changes Could Adversely Affect Shareholders.

At any time, the federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. The likelihood of any new legislation being enacted is uncertain. Any new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us and/or our shareholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our shares or the value or the resale potential of our investments.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Assessment, Identification and Management of Material Risks from Cybersecurity

We have processes in place to assess, identify, and manage material risks from cybersecurity threats. We rely on the cybersecurity strategy and policies implemented by the Adviser and HPS, the providers of our technology services. The Adviser manages our day-to-day operations and has implemented, together with HPS, a firm-wide cybersecurity program that applies to us and our operations. References in this Item 1C to (i) any programs or processes of the Adviser shall be deemed to refer to any firm-wide programs and/or processes that have been implemented by HPS, and (ii) any actions of the Adviser shall be deemed to refer to actions of HPS and/or the Adviser, as the context may require.

The Adviser’s cybersecurity program prioritizes detection and analysis of and response to cybersecurity threats, management of security risks and resilience against cyber incidents, including those that may impact us. The Adviser’s cybersecurity program is aligned to the Center for Internet Security critical controls framework. The Adviser’s cybersecurity risk management processes applicable to us include technical security controls, policy enforcement mechanisms, monitoring systems, and other tools. Third-party providers are leveraged to assist in assessing, identifying and managing risks from cybersecurity threats applicable to us. The assessment of cybersecurity risks, including those which may be applicable to us, is integrated into the Adviser’s overall risk management program. The Adviser has implemented and continues to implement risk-based controls designed to prevent, detect, and respond to information security threats and we rely on such controls.

The Adviser’s cybersecurity program includes physical, administrative, and technical safeguards, as well as plans and procedures designed to help us prevent and respond to cybersecurity threats and incidents, including threats or incidents that may impact us. The Adviser’s cybersecurity risk management processes seek to monitor cybersecurity vulnerabilities and potential attack vectors, evaluate the potential operational and financial effects of any threat, and mitigate such threats. We rely on the Adviser to engage with third-party consultants and key vendors to assist it in assessing, enhancing, implementing, and monitoring its cybersecurity program and risk management processes and responding to incidents.

The Adviser’s cybersecurity risk management and awareness programs, which apply to us, include identification and testing of vulnerabilities, phishing simulations and cybersecurity awareness training. The Adviser undertakes internal security reviews of its information systems and related controls, including those applicable to us. The Adviser also completes external reviews of the cybersecurity program and practices applicable to us, which may include assessments of relevant data protection practices and targeted attack simulations.

The Adviser has developed an incident response plan that provides guidelines for responding to cybersecurity incidents. The incident response plan includes notification to the applicable members of cybersecurity leadership, including the Adviser’s Chief Information Security Officer (“CISO”), and, as appropriate, escalation to other relevant individuals. Incidents may also be reported to the audit committee or full board of directors of the Adviser, as well as to the Audit Committee, if appropriate.

Our management is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents impacting us, including through the receipt of notifications from service providers and reliance on communications with the Adviser’s CISO, as well as other risk management, legal, information technology, and/or compliance personnel of the Adviser.

We depend on and engage various third parties, including suppliers, vendors, and service providers, to operate our business. We rely on the expertise of risk management, legal, information technology, and compliance personnel of the Adviser when identifying and overseeing risks from cybersecurity threats associated with our use of such entities.

Material Impact of Cybersecurity Risks

During the reporting period, we have not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that we believe have materially affected, or that are reasonably likely to materially affect us, including our business strategy, operational results and financial conditions. However, future incidents could have a material impact on our business strategy, results of operations or financial condition.

Management's Role in Cybersecurity Risk Oversight

The Adviser’s CISO and dedicated internal cybersecurity team are responsible for the cybersecurity program applicable to us (including enterprise-wide cybersecurity strategy, policies, standards, engineering, architecture, and processes). Our Chief Compliance Officer (“CCO”) is responsible for monitoring and reporting to the board about the Adviser’s compliance with its responsibilities for the Adviser’s and our cybersecurity program. The Adviser’s CISO has over 15 years of experience advising on and managing risks from cybersecurity threats as well as developing and implementing cybersecurity policies and procedures in both US Government Intelligence agencies and Financial Services firms. The Adviser’s CISO reports to the Chief Financial Officer of the Adviser and works closely with our management to administer, assess, discuss, and prioritize our cybersecurity efforts. Our CCO has been responsible for this monitoring and reporting as CCO to us for 3 years and has worked in the financial services industry for more than 30 years, during which time the CCO has gained expertise in assessing and managing risks applicable to us.

Board Oversight of Cybersecurity Risks

The Audit Committee provides strategic oversight of risk assessment and risk management matters, including risks associated with cybersecurity threats. Certain of our members update the Audit Committee as well as our full Board, as appropriate, on cybersecurity matters, primarily through presentations by our CCO and the Adviser’s CISO. Such reporting includes updates on the cybersecurity program applicable to us, the external threat environment, and the Adviser’s programs to address and mitigate the risks associated with the evolving cybersecurity threat environment. These reports also include updates on our preparedness, prevention, detection, responsiveness, and recovery with respect to cyber incidents.

Item 2. Properties.

We do not own any real estate or other physical properties materially important to our operation. Our corporate headquarters are located at 40 West 57th Street, 33rd Floor, New York, NY 10019 and are provided by the Administrator in accordance with the terms of our Administration Agreement. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.
Item 3. Legal Proceedings.
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
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Share Issuances

Our Common Shares are not listed for trading on a stock exchange or other securities market and there is no established public trading market for our Common Shares. As of March 24, 2025 there were 915 holders of record of our Common Shares.

We expect to determine our NAV on the last day of the calendar period on the same frequency as our Subscription Frequency (e.g., monthly or quarterly). The NAV per share is determined by dividing the value of total assets attributable to the class minus the carrying value of liabilities attributable to the class by the total number of Common Shares outstanding at the date as of which the determination is made.

The following table presents our monthly NAV per share since our commencement of operations through December 31, 2024:

For the Months Ended	NAV Per Share
April 30, 2024	$25.63
May 31, 2024	$25.83
June 30, 2024	$25.96
July 31, 2024	$26.11
August 31, 2024	$26.30
September 30, 2024	$26.23
October 31, 2024	$26.39
November 30, 2024	$26.21
December 31, 2024	$25.99

Distributions

We have paid regular distributions on a quarterly basis commencing the first calendar quarter after the Initial Closing. Any distributions we make will be at the discretion of our Board, considering factors such as our earnings, cash flow, capital needs and general financial condition and the requirements of Delaware law. As a result, our distribution rates and payment frequency may vary from time to time.

Our Board’s discretion as to the payment of distributions will be directed, in substantial part, by its determination to cause us to comply with the RIC requirements. To maintain our treatment as a RIC, we generally are required to make aggregate annual distributions to our shareholders of at least 90% of investment company taxable income.

The following tables summarize our distributions declared and payable for the year ended December 31, 2024 (dollar amounts in thousands, except per share amounts), and the record date for each distribution was the last calendar date of the month in which such distribution was declared:

Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
April 30, 2024	April 30, 2024	July 31, 2024	$0.1000	$883
May 29, 2024	May 31, 2024	July 31, 2024	0.1310	1,634
June 26, 2024	June 30, 2024	July 31, 2024	0.1320	2,059
July 24, 2024	July 31, 2024	October 31, 2024	0.1320	2,430
August 27, 2024	August 31, 2024	October 31, 2024	0.1330	2,678
September 26, 2024	September 30, 2024	October 28, 2024	0.1330	2,845
September 26, 2024(1)	September 30, 2024	October 31, 2024	0.2000	4,278
October 23, 2024	October 31, 2024	January 30, 2025	0.1330	3,156
November 27, 2024	November 30, 2024	January 28, 2025	0.1330	3,287
November 27, 2024(1)	November 30, 2024	January 30, 2025	0.4000	9,889
December 23, 2024	December 31, 2024	January 28, 2025	0.1340	3,483
December 23, 2024(1)	December 31, 2024	January 30, 2025	0.3500	9,096
Total			$2.1110	$45,718
(1) Represents a special distribution.

Distribution and Servicing Plan

The Board approved a distribution and servicing plan (the “Distribution and Servicing Plan”). The Managing Dealer is entitled to receive shareholder servicing and/or distribution fees in arrears on a quarterly basis at an annual rate of 0.25% of the value of our net assets attributable to the Common Shares. The shareholder servicing and/or distribution fees will be paid in arrears on a quarterly or monthly basis, as applicable based on the Subscription Frequency, and, calculated using the net asset value of the Common Shares as of the first calendar day of the subscription period and subject to FINRA and other limitations on underwriting compensation. The Managing Dealer has agreed to waive the shareholder servicing and/or distribution fee from the Initial Closing through March 31, 2025.

The Managing Dealer may reallow (pay) all or a portion of the shareholder servicing and/or distribution fees to participating brokers and servicing brokers for ongoing shareholder services performed by such brokers and will waive shareholder servicing and/or distribution fees to the extent a broker is not eligible to receive it for failure to provide such services. To the extent permitted by applicable law, the Managing Dealer may agree to waive shareholder servicing and/or distribution fees under certain other circumstances. Because the shareholder servicing and/or distribution fees with respect to the Common Shares will be calculated based on the aggregate net asset value for all of the outstanding shares, it reduces the net asset value, including shares issued under our distribution reinvestment plan. The Managing Dealer has agreed to waive the shareholder servicing and/or distribution fee from the Initial Closing through March 31,
2025.

Eligibility to receive the shareholder servicing and/or distribution fee is conditioned on a broker providing the following ongoing services with respect to the Common Shares: assistance with recordkeeping, answering investor inquiries regarding the Company, including regarding distribution payments and reinvestments, helping shareholders understand their investments upon their request, and assistance with share repurchase requests. If the applicable broker is not eligible to receive the shareholder servicing and/or distribution fee due to failure to provide these services, the Managing Dealer will waive the shareholder servicing fee and/or distribution that broker would have otherwise been eligible to receive. The shareholder servicing and/or distribution fees are ongoing fees that are not paid at the time of purchase.

Distribution Reinvestment Plan
We have adopted a distribution reinvestment plan, pursuant to which we will reinvest all cash distributions declared by us on behalf of our shareholders who do not elect to receive their distributions in cash as provided below. As a result, if we declare a cash distribution, then shareholders who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares as described below, rather than receiving the cash distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.

Share Repurchase Program

We have commenced a share repurchase program in which we intend to repurchase, in each quarter, up to 5% of our Common Shares outstanding (by number of shares) as of the close of the previous calendar quarter. Our Board may amend, suspend or terminate the share repurchase program if it deems such action to be in our best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter.

Under our share repurchase program, to the extent we offer to repurchase shares in any particular quarter, we expect to repurchase shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year (or, in the case of shareholders who purchased shares in the Initial Closing, until at least March 31, 2025) will be repurchased at 98% of the applicable NAV per share (the “Early Repurchase Deduction”). The one year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived, at our discretion, in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by us for the benefit of remaining shareholders. We intend to conduct the repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

The following table summarizes the share repurchases completed during the year ended December 31, 2024:

Repurchase Deadline Request	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased(2)	Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased(1)
December 2, 2024	5.00%	December 31, 2024	$23,516	904,819	4.23%

(1) Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.
(2) Amounts not inclusive of Early Repurchase Deduction.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The discussion and analysis contained in this section refers to our financial condition, results of operations and cash flows. The information contained in this section should be read in conjunction with the financial statement and notes thereto in Part II, Item 8 of this Form 10-K “Consolidated Financial Statements and Supplementary Data.” This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in Part I, Item 1A of this Form 10-K “Risk Factors.” Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this Form 10-K. Dollar amounts are in thousands, except per share data, percentages and as otherwise noted.
Overview and Investment Framework
We are an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. Formed as a Delaware statutory trust on August 10, 2023, we are externally managed by the Adviser, which is responsible for determining the portfolio composition, making investment decisions, monitoring investments, performing due diligence on prospective portfolio companies and providing us with such other investment advisory and related services as may reasonably be required for the investment of capital. We intend to elect to be treated for federal income tax purposes as a RIC under Subchapter M of the Code beginning with our tax year ended December 31, 2024, and we intend to operate in a manner so as to continue to qualify as a RIC in each taxable year thereafter.

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

We do not intend to list our Common Shares on any securities exchange and our Common Shares will not be publicly traded. We may merge with and into an affiliated publicly offered, non-traded BDC (the “Non-Traded BDC”) having the same investment adviser, substantially the same investment objectives and policies as us and the same management and advisory fees as us (the “Merger”), and, if the Mergers occurs, holders of our Common Shares will receive Common Shares of the Non-Traded BDC pursuant to the Merger. However, there can be no assurance the Merger will occur, and we may instead continue as a perpetually offered, privately placed BDC.

To the extent the Merger does occur, it will be structured with the intent to qualify as a tax-free reorganization within the meaning of Section 368(a) of the Code, and Simpson Thacher & Bartlett LLP will deliver an opinion that the Merger should qualify for such treatment.

Subscriptions to purchase our Common Shares may be made on an ongoing basis, but investors currently may only purchase our Common Shares pursuant to accepted monthly subscription orders effective as of the first calendar day of each month. We, in our sole discretion, may determine to accept subscriptions on a less frequent basis than monthly and may begin accepting subscriptions on a quarterly (as opposed to monthly) basis (the “Subscription Frequency”) in the future. However, we may determine not to change the Subscription Frequency at all. The purchase price for the Common Shares in the Initial Closing was $25.00 per share. Thereafter, the purchase price per share equals the NAV per share, as of the last calendar day of the month immediately prior to the effective date of the share purchase. The Managing Dealer and the participating brokers will use their best efforts to sell shares, but are not obligated to purchase or sell any specific amount of shares. The Managing Dealer intends to enter into additional placement agreements with broker-dealers in connection with the Private Offering.

Under our Investment Advisory Agreement, we have agreed to pay the Adviser a fee for its services. The fee consists of two components: a management fee and an incentive fee. The cost of both the management and incentive fee will ultimately be borne by the shareholders. Also, under the Administration Agreement, we have agreed to reimburse the Administrator for the costs and expenses incurred by the Administrator in performing its obligations under the Administration Agreement. Such reimbursement includes our allocable portion of compensation (including salaries, bonuses and benefits), overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to compensation paid to: (i) our chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for us; and (iii) any internal audit group personnel of the Administrator or any of its affiliates, subject to the limitations described in the Investment Advisory and

Administration Agreements. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we will reimburse the Administrator for any services performed for us by such affiliate or third party.

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

We have and may continue to invest in smaller or larger companies if the opportunity presents attractive investment characteristics and risk-adjusted returns. While our investment strategy focuses primarily on companies in the United States, we also intend to leverage HPS’s global presence to invest in companies in Europe, Australia and other locations outside of the U.S. subject to compliance with BDC requirements to invest at least 70% assets in “eligible portfolio companies”.

We intend to allocate our private investment capital dynamically across the senior secured direct lending, junior capital, and special situations segments of the private credit market to seek to capture what HPS believes are compelling risk-adjusted return opportunities within different market environments. Special situations refer to investment situations where a company’s value is potentially impacted by complicating factors such as a corporate transaction, regulatory change or jurisdictionally related issue, stakeholder action, time constrained capital need or financial distress. Specifically, we will seek to achieve our investment objective by pairing a primary allocation to current income focused, first lien senior secured direct lending with smaller, dynamic allocations to more total-return oriented junior capital and special situations investments.

Our investment strategy also includes a smaller allocation to more liquid credit investments such as broadly syndicated loans and corporate bonds. Our liquid credit instruments have included senior secured loans and may include senior secured bonds, high yield bonds and structured credit instruments. We intend to use these investments to maintain liquidity for our share repurchase program and to manage cash before investing subscriptions into directly originated, privately negotiated loans, while seeking attractive risk-adjusted investment returns. We also may invest in publicly traded debt securities of larger corporate issuers on an opportunistic basis when market conditions create compelling potential return opportunities, subject to compliance with BDC requirements to invest at least 70% of assets in “eligible portfolio companies.”

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

We and the Adviser have received an exemptive order from the SEC that permits us to co-invest with certain other persons, including certain affiliated accounts managed and controlled by the Adviser or its affiliates. Subject to the 1940 Act and the conditions of any such co-investment order issued by the SEC, we may, under certain circumstances, co-invest with certain affiliated accounts in investments that are suitable for us and one or more of such affiliated accounts.
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

•our allocable portion of compensation (including salaries, bonuses and benefits), overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) our chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for us; and (iii) any internal audit group personnel of HPS or any of its affiliates; and

•all other expenses of our operations, administrations and transactions.

Under the Expense Support Agreement, the Adviser agreed to advance all of our organization and offering expenses on our behalf through April 8, 2024 (the “Initial Closing”), the date on which we broke escrow for our initial offering of Common Shares. We are obligated to reimburse the Adviser for such advanced expenses (including any additional expenses the Adviser elects to pays on our behalf), subject to the provisions of the Expense Support Agreement. Any reimbursements will not exceed actual expenses incurred by the Adviser and its affiliates.

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
Expense Support and Conditional Reimbursement Agreement
We have entered into an Expense Support Agreement with the Adviser. For additional information see “Note 3. Fees, Expenses, Agreements and Related Party Transactions” to the consolidated financial statements.

Portfolio and Investment Activity
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

As of and for the year ended December 31, 2024
Total investments, beginning of period	$—
New investments purchased	1,039,618
Payment-in-kind interest capitalized	8,223
Net accretion of discount on investments	3,429
Net realized gain (loss) on investments	(69)
Investments sold or repaid	(68,636)
Total investments, end of period	$982,565
The following table presents certain selected information regarding our investment portfolio:

December 31, 2024
Weighted average yield on debt and income producing investments, at amortized cost(1)	11.2%
Weighted average yield on debt and income producing investments, at fair value(1)	11.2%
Weighted average yield on total portfolio, at amortized cost(2)	10.4%
Weighted average yield on total portfolio, at fair value(2)	10.4%
Number of portfolio companies	94
Weighted average EBITDA(3)	$182
Weighted average loan-to-value (“LTV”)(4)	51%
Percentage of debt investments bearing a floating rate, at fair value	94.4%
Percentage of debt investments bearing a fixed rate, at fair value	5.6%
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

Our investments consisted of the following:

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$870,389	$870,467	88.38%
Second lien debt	5,329	5,329	0.54
Other secured debt	17,911	17,960	1.82
Unsecured debt	16,624	17,385	1.77
Preferred equity	26,650	28,588	2.90
Other equity investments	45,662	45,225	4.59
Total	$982,565	$984,954	100.00%

As of December 31, 2024, there were no investments in the portfolio on non-accrual status.

The table below describes investments by industry composition based on fair value:

December 31, 2024
Aerospace and Defense	5.36%
Asset Based Lending and Fund Finance	1.66
Automobiles and Parts	0.49
Beverages	3.46
Chemicals	2.34
Construction and Materials	0.99
Consumer Services	1.77
Electricity	5.16
Finance and Credit Services	0.28
Gas, Water and Multi-utilities	0.48
General Industrials	4.13
Health Care Providers	9.83
Household Goods and Home Construction	0.24
Industrial Engineering	0.23
Industrial Metals and Mining	1.71
Industrial Support Services	7.89
Industrial Transportation	1.86
Investment Banking and Brokerage Services	3.81
Life Insurance	0.51
Media	4.85
Medical Equipment and Services	4.04
Non-Life Insurance	2.80
Personal Care, Drug and Grocery Stores	2.54
Personal Goods	2.65
Pharmaceuticals and Biotechnology	4.70
Real Estate Investment and Services	0.18
Retailers	5.98
Software and Computer Services	13.93
Technology Hardware and Equipment	0.31
Telecommunications Equipment	2.11
Travel and Leisure	3.71
Total	100.00%

The table below describes investments by geographic composition:

December 31, 2024
United States	89.36%
United Kingdom	5.25
Austria	3.53
Spain	0.74
France	0.58
Taiwan	0.31
Australia	0.23
Total	100.00%

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
Results of Operations
The following table represents our operating results:

Year Ended December 31, 2024
Total investment income	$61,475
Net expenses	13,370
Net investment income before excise tax	48,105
Excise tax expense	83
Net investment income after excise tax	48,022
Net realized gain (loss)	372
Net change in unrealized appreciation (depreciation)	5,605
Net increase (decrease) in net assets resulting from operations	$53,999

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income
Investment income was as follows:

Year Ended December 31, 2024
Interest income	$52,421
Payment-in-kind interest income	9,014
Other income	40
Total investment income	$61,475
For the year ended December 31, 2024, total investment income was $61.5 million driven by our deployment of capital and income earned on the investments funded by the Financing Providers under the Warehousing Transactions. As of December 31, 2024, the size of our investment portfolio at fair value was $985.0 million and our weighted average yield on debt and income producing securities at fair value was 11.2%.

Expenses
Expenses were as follows:

	Year ended December 31,
	2024	2023
Interest expense	$12,557	$—
Management fees	4,585	—
Income based incentive fee	5,737	—
Capital gains incentive fee	896	—
Shareholder servicing and/or distribution fees	922	—
Professional fees	1,184	81
Board of Trustees’ fees	289	34
Administrative service expenses	1,238	—
Other general & administrative	1,177	20
Organization expenses	150	544
Amortization of continuous offering costs	1,288	—
Excise tax expense	83	—
Total expenses	30,106	679
Expense Support	(5,409)	(679)
Shareholder servicing and/or distribution fees waived	(922)	—
Management fees waived	(4,585)	—
Income based incentive fees waived	(5,737)	—
Net expenses	$13,453	$—

Interest Expense
Total interest expense (including unused fees, amortization of deferred financing costs, financing fees and backstop fees) of $12.6 million for the year ended December 31, 2024 was driven by $94.9 million of average borrowings under our credit facility and expenses incurred related to the investments funded by the Financing Providers under the Warehousing Transactions.
Management Fees
For the year ended December 31, 2024, management fees were $4.6 million. Management fees are payable quarterly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable quarter, as adjusted for any share issuances or repurchases during the quarter that do not occur on the first calendar day of the quarter. The Adviser has agreed to waive the management fee from the date on which we broke escrow for the Private Offering through March 31, 2025, which resulted in waivers of $4.6 million for the year ended December 31, 2024.

Income Based Incentive Fees
For the year ended December 31, 2024, income based incentive fees were $5.7 million. The Adviser has agreed to waive the income based incentive fee from the date on which we broke escrow for the Private Offering through March 31, 2025, which resulted in a waiver of $5.7 million for the year ended December 31, 2024.
Capital Gains Incentive Fees
U.S. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation, net of any expense associated with cumulative unrealized capital depreciation or appreciation. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains incentive fee equal to 15.0% of such cumulative amount, less the aggregate amount of actual capital gains incentive fees paid or capital gains incentive fees accrued under GAAP in all prior periods.
For the year ended December 31, 2024, capital gains based incentive fees were $0.9 million, primarily due to net unrealized gains on investments, none of which were payable under the Investment Advisory Agreement. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.
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

Total other expenses were $5.3 million for the year ended December 31, 2024, primarily comprised of $1.2 million of general and administrative expenses (including fees paid to our sub-administrator and transfer agent), $1.2 million of administrative service expenses, $1.2 million of professional fees (including legal, audit and tax) and $1.3 million of offering costs.

The Managing Dealer has agreed to waive the shareholder servicing and/or distribution fees from the Initial Closing through March 31, 2025. All other expenses were borne by the Adviser, subject to future reimbursement pursuant to terms of the Expense Support Agreement.
Under the terms of the Administration Agreement and Investment Advisory Agreement, we reimburse the Administrator and Adviser, respectively, for services performed for us. In addition, pursuant to the terms of these agreements, the Administrator and Adviser may delegate its obligations under these agreements to an affiliate or to a third party and we reimburse the Administrator and Adviser for any services performed for us by such affiliate or third party. For the year ended December 31, 2024, the Administrator charged $1.2 million, for certain costs and expenses allocable to us under the terms of the Administration Agreement, all of which were borne by the Adviser, subject to future reimbursement pursuant to the terms of the Expense Support Agreement.

We entered into an Expense Support Agreement with the Adviser. For additional information see “Note 3. Fees, Expenses, Agreements and Related Party Transactions” to the consolidated financial statements.
Income Taxes, Including Excise Taxes
We intend to elect to be treated for federal income tax purposes as a RIC under Subchapter M of the Code beginning with our tax year ended December 31, 2024, and we intend to operate in a manner so as to continue to qualify as a RIC in each taxable year thereafter. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income (if any) for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieve us from corporate-level U.S. federal income taxes.

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
For the year ended December 31, 2024, we incurred $0.1 million of U.S. federal excise tax.
Net Realized Gain (Loss)
Net realized gains and losses were comprised of the following:

Year Ended December 31, 2024
Non-controlled/non-affiliated investments	$(69)
Foreign currency forward contracts	197
Foreign currency transactions	244
Net realized gain (loss)	$372

For the year ended December 31, 2024, we generated net realized gains (losses) of $0.4 million, which was primarily comprised of net realized gains on foreign currency transactions, as a result of fluctuations in the GBP and EUR exchange rates partially offset by realized losses on investments.

Net Change in Unrealized Appreciation (Depreciation)
Net change in unrealized appreciation (depreciation) was comprised of the following:

Year Ended December 31, 2024
Non-controlled/non-affiliated investments	$2,389
Foreign currency forward contracts	2,579
Translation of assets and liabilities in foreign currencies	637
Net change in unrealized appreciation (depreciation)	$5,605
For the year ended December 31, 2024, the fair value of the investment portfolio increased $5.3 million (excluding the impact of foreign currency) primarily due to spread tightening in the private credit markets. The remaining $0.3 million represents the net unrealized gains as a result of foreign currency fluctuations impacting the value of the investment portfolio, foreign currency forward contracts, foreign debt and cash balances.

For the year ended December 31, 2024, the net realized and unrealized gains/(losses) on foreign currency fluctuations impacting the value of the investment portfolio, foreign currency forward contracts, foreign debt and cash balances was $0.7 million.
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
As of December 31, 2024, we had one corporate-level revolving credit facility. From time to time, we may enter into additional credit facilities, increase the size of our existing credit facilities and/or issue debt securities, including unsecured notes. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of December 31, 2024, we had an aggregate amount of $289.8 million of debt outstanding and our asset coverage ratio was 325.0%. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage.
Cash and cash equivalents as of December 31, 2024, taken together with our $360.2 million of available capacity under our credit facility (subject to borrowing base availability) and the continuous offering of our Common Shares is expected to be sufficient for our investing activities and to conduct our operations in the near term and for the foreseeable future. This determination is based in part on our expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of our Common Shares and the use of existing and future financing arrangements. As of December 31, 2024, we had significant amounts payable and commitments for existing and new investments, which we planned to fund using proceeds from offering our Common Shares and available borrowing capacity under our credit facility. Additionally, we held $168.6 million of Level 2 investments as of December 31, 2024, which could provide additional liquidity if necessary.
Although we were able to close on a credit facility during the year ended December 31, 2024, any disruption in the financial markets or any other negative economic development could restrict our access to financing in the future. We may not be able to find new financing for future investments or liquidity needs and, even if we are able to obtain such financing, such financing may not be on as favorable terms as we could have obtained in the past. These factors may limit our ability to make new investments and adversely impact our results of operations.
As of December 31, 2024, we had $10.3 million in cash and cash equivalents. During the year ended December 31, 2024, cash used in operating activities was $923.9 million, primarily as a result of funding portfolio investments of $1,039.6 million, partially offset by proceeds from sale of investments and principal repayments of $68.6 million and other operating uses of $47.1 million. Cash provided by financing activities was $934.2 million during the period, primarily as a result of new share issuances related to $656.2 million of subscriptions and net borrowings of $290.4 million.

Equity
The following table summarizes transactions in Common Shares of beneficial interest during the year ended December 31, 2024:

	Shares	Amount
Share transactions:
Subscriptions	25,590,878	$656,237
Distributions reinvested	398,126	10,413
Share repurchases	(904,819)	(23,516)
Early repurchase deduction	—	456
Total net increase (decrease)	25,084,185	$643,590

The following table summarizes transactions in Common Shares of beneficial interest during the year ended December 31, 2023:

	Shares	Amount
Share transactions:
Subscriptions	100	$3
Distributions reinvested	—	—
Share repurchases	—	—
Early repurchase deduction	—	—
Total net increase (decrease)	100	$3

Distributions and Distribution Reinvestment
The following table summarizes our distributions declared and payable for the year ended December 31, 2024 (dollar amounts in thousands, except per share amounts):

Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
April 30, 2024	April 30, 2024	July 31, 2024	$0.1000	$883
May 29, 2024	May 31, 2024	July 31, 2024	0.1310	1,634
June 26, 2024	June 30, 2024	July 31, 2024	0.1320	2,059
July 24, 2024	July 31, 2024	October 31, 2024	0.1320	2,430
August 27, 2024	August 31, 2024	October 31, 2024	0.1330	2,678
September 26, 2024	September 30, 2024	October 28, 2024	0.1330	2,845
September 26, 2024(1)	September 30, 2024	October 31, 2024	0.2000	4,278
October 23, 2024	October 31, 2024	January 30, 2025	0.1330	3,156
November 27, 2024	November 30, 2024	January 28, 2025	0.1330	3,287
November 27, 2024(1)	November 30, 2024	January 30, 2025	0.4000	9,889
December 23, 2024	December 31, 2024	January 28, 2025	0.1340	3,483
December 23, 2024(1)	December 31, 2024	January 30, 2025	0.3500	9,096
Total			$2.1110	$45,718
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
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that we declared on our Common Shares during the year ended December 31, 2024:

Source of Distribution	Per Share	Amount
Net investment income	$2.1110	$45,718
Net realized gains	—	—
Total	$2.1110	$45,718

Share Repurchase Program

We have commenced a share repurchase program in which we intend to repurchase, in each quarter, up to 5% of our Common Shares outstanding (by number of shares) as of the close of the previous calendar quarter. Our Board may amend, suspend or terminate the share repurchase program at any time in its discretion. As a result, share repurchases may not be available each quarter. Upon a suspension of our share repurchase program, our Board will consider at least quarterly whether the continued suspension of our share repurchase program remains in our best interest and the best interest of our shareholders. However, our Board is not required to authorize the recommencement of our share repurchase program within any specified period of time. Our Board may also determine to terminate our share repurchase program if required by applicable law or in connection with a transaction in which our shareholders receive liquidity for their Common Shares, such as a sale or merger of the Company or listing of our Common Shares on a national securities exchange.

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

The following table summarizes the share repurchases completed during the year ended December 31, 2024:

Repurchase Deadline Request	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased(2)	Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased(1)
December 2, 2024	5.00%	December 31, 2024	$23,516	904,819	4.23%

(1) Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.
(2) Amounts not inclusive of Early Repurchase Deduction.
Borrowings
Our outstanding debt obligations were as follows:

	December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion(1)	Amount Available(2)
Revolving Credit Facility	$650,000	$289,761	$289,761	$360,239	$360,239
Total	$650,000	$289,761	$289,761	$360,239	$360,239
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to the Revolving Credit Facility’s borrowing base.

A summary of our contractual payment obligations under our Revolving Credit Facility as of December 31, 2024, is as follows:

	December 31, 2024
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$650,000	$—	$—	$650,000	$—
Total	$650,000	$—	$—	$650,000	$—
For additional information on our debt obligations see "Note 7. Borrowings” to the consolidated financial statements.
Off-Balance Sheet Arrangements
Portfolio Company Commitments
Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of December 31, 2024, we had unfunded delayed draw term loans and revolvers with an aggregate principal amount of $85.4 million.

Warehousing Transactions
We entered into warehouse transactions whereby we agreed, subject to certain conditions, to purchase certain assets from parties unaffiliated with HPS. Such warehousing transactions were designed to assist us in deploying capital upon receipt of subscriptions. The portfolio investments primarily consisted of newly originated, privately negotiated senior secured term loans and junior capital commitments to middle market companies consistent with our investment strategy. For additional information, see “Note 8. Commitment and Contingencies” to the consolidated financial statements.
Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At December 31, 2024, management is not aware of any material pending or threatened litigation.
Related-Party Transactions
We entered into a number of business relationships with affiliated or related parties, including the following:
•the Investment Advisory Agreement;
•the Administration Agreement;
•the Expense Support Agreement; and
•the Managing Dealer Agreement

In addition to the aforementioned agreements, we, our Adviser and certain of our Adviser’s affiliates have been granted exemptive relief by the SEC to co-invest with other funds and accounts sponsored or managed by our Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. For additional information, see “Note 3. Fees. Expenses, Agreements and Related Party Transactions” to the consolidated financial statements.
Recent Developments
See “Item 8. Consolidated Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 12. Subsequent Events” for a summary of recent developments.
Critical Accounting Estimates

The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ.
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
The Company’s accounting policy on the fair value of our investments is critical because the determination of fair value involves subjective judgments and estimates. Accordingly, the notes to the Company’s consolidated financial statements express the uncertainty with respect to the possible effect of these valuations, and any change in these valuations, on the consolidated financial statements.
See “Note 5. Fair Value Measurements” to the consolidated financial statements for more information on the fair value of the Company’s investments.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are subject to financial market risks, including valuation risk and interest rate risk.
Valuation Risk

We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of private companies. Most of our investments will not have a readily available market price, and we value these investments at fair value as determined in good faith by the Adviser as our valuation designee under Rule 2a-5 under the 1940 Act, based on, among other things, the input of independent third-party valuation firms retained by us, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.
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
As of December 31, 2024, 94.4% of our performing debt investments at fair value were at floating rates. Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2024, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments) and assuming no changes in our investment and borrowing structure:

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$26,260	$(8,693)	$17,567
Up 200 basis points	$17,507	$(5,795)	$11,712
Up 100 basis points	$8,753	$(2,898)	$5,855
Down 100 basis points	$(8,753)	$2,898	$(5,855)
Down 200 basis points	$(17,145)	$5,795	$(11,350)
Down 300 basis points	$(24,897)	$8,693	$(16,204)
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

Item 8. Consolidated Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of HPS Corporate Capital Solutions Fund

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedule of investments as of December 31, 2024, of HPS Corporate Capital Solutions Fund and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of changes in net assets and of cash flows for each of the two years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations, changes in its net assets and its cash flows for the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2024, by correspondence with the custodian. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP
New York, New York
March 28, 2025

We have served as the Company’s auditor since 2023.

HPS Corporate Capital Solutions Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
ASSETS
Non-controlled/non-affiliated investments (amortized cost of $982,565 and $0 at December 31, 2024 and December 31, 2023, respectively)	$984,954	$—
Cash and cash equivalents	10,296	3
Interest receivable	8,172	—
Deferred financing costs	3,698	—
Deferred offering costs	516	—
Derivative assets, at fair value (Note 6)	2,579	—
Receivable for investments sold	140	—
Other assets	203	—
Total assets	$1,010,558	$3
LIABILITIES
Debt	$289,761	$—
Payable for investments purchased	14,087	—
Interest payable	1,155	—
Due to affiliates	818	—
Distribution payable (Note 9)	28,907	—
Payable for share repurchases (Note 9)	23,060	—
Capital gains incentive fees payable (Note 3)	896	—
Total liabilities	358,684	—
Commitments and contingencies (Note 8)
NET ASSETS
Common Shares, $0.01 par value (25,084,285 and 100 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively)	251	—
Additional paid in capital	641,972	3
Distributable earnings (loss)	9,651	—
Total net assets	651,874	3
Total liabilities and net assets	$1,010,558	$3
Net asset value per share	$25.99	$25.00

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Capital Solutions Fund
Consolidated Statements of Operations
(in thousands)

	Year Ended December 31,
	2024	2023
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$52,421	$—
Payment-in-kind interest income	9,014	—
Other income	40	—
Total investment income	61,475	—
Expenses:
Interest expense	12,557	—
Management fees	4,585	—
Income based incentive fee	5,737	—
Capital gains incentive fee	896	—
Shareholder servicing and/or distribution fees	922	—
Professional fees	1,184	81
Board of Trustees’ fees	289	34
Administrative service expenses (Note 3)	1,238	—
Other general & administrative	1,177	20
Organization expenses (Note 2)	150	544
Amortization of continuous offering costs	1,288	—
Total expenses	30,023	679
Expense Support (Note 3)	(5,409)	(679)
Shareholder servicing and/or distribution fees waived (Note 3)	(922)	—
Management fees waived (Note 3)	(4,585)	—
Income based incentive fees waived (Note 3)	(5,737)	—
Net expenses	13,370	—
Net investment income before excise tax	48,105	—
Excise tax expense	83	—
Net investment income after excise tax	48,022	—
Net realized and change in unrealized gain (loss):
Realized gain (loss):
Non-controlled/non-affiliated investments	(69)	—
Foreign currency forward contracts	197	—
Foreign currency transactions	244	—
Net realized gain (loss)	372	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	2,389	—
Foreign currency forward contracts	2,579	—
Translation of assets and liabilities in foreign currencies	637	—
Net change in unrealized appreciation (depreciation)	5,605	—
Net realized and change in unrealized gain (loss)	5,977	—
Net increase (decrease) in net assets resulting from operations	$53,999	$—

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Capital Solutions Fund
Consolidated Statements of Changes in Net Assets
(in thousands)

	Year Ended December 31,
	2024	2023
Increase (decrease) in net assets from operations:
Net investment income after excise tax	$48,022	$—
Net realized gain (loss)	372	—
Net change in unrealized appreciation (depreciation)	5,605	—
Net increase (decrease) in net assets resulting from operations	53,999	—
Distributions:
Distributions to common shareholders	(45,718)	—
Net decrease in net assets resulting from distributions	(45,718)	—
Share transactions:
Proceeds from Common Shares sold	656,237	3
Distributions Reinvested	10,413	—
Repurchased shares, net of early repurchase deduction	(23,060)	—
Net increase (decrease) from share transactions	643,590	3
Total increase (decrease) in net assets	651,871	3
Net assets, beginning of period	3	—
Net assets, end of period	$651,874	$3

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Capital Solutions Fund
Consolidated Statement of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$53,999	$—
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	(2,389)	—
Net realized (gain) loss on investments	69
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(2,579)	—
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(645)	—
Net accretion of discount and amortization of premium, net	(3,429)	—
Amortization of deferred financing costs	585	—
Amortization of offering costs	1,288	—
Payment-in-kind interest capitalized	(8,223)	—
Purchases of investments	(1,039,618)	—
Proceeds from sale of investments and principal repayments	68,636	—
Changes in operating assets and liabilities:
Interest receivable	(8,172)	—
Receivable for investments sold	(140)	—
Other assets	(203)	—
Payable for investments purchased	14,087	—
Interest payable	1,155	—
Due to affiliates	818	—
Capital gains incentive fees payable	896	—
Net cash provided by (used in) operating activities	(923,865)	—
Cash flows from financing activities:
Borrowings on debt	719,999	—
Repayments of debt	(429,593)	—
Deferred financing costs paid	(4,283)	—
Deferred offering costs paid	(1,804)	—
Proceeds from issuance of Common Shares	656,237	3
Distributions paid in cash	(6,398)	—
Net cash provided by (used in) financing activities	934,158	3
Net increase (decrease) in cash and cash equivalents	10,293	3
Cash and cash equivalents, beginning of period	3	—
Cash and cash equivalents, end of period	$10,296	$3
Supplemental information and non-cash activities:
Interest paid during the period	$11,402	$—
Distribution payable	$28,907	$—
Reinvestment of distributions during the period	$10,413	$—
Share repurchases accrued but not paid	$23,060	$—

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Non-Controlled/Non-Affiliated
First Lien Debt
Aerospace and Defense
Carbon Topco, Inc. (4)(6)(9)				5/1/2030	$1,332	$(26)	$(26)
Carbon Topco, Inc. (4)(9)	SF +	6.75% (incl. 3.75% PIK)	11.17%	11/1/2030	8,012	7,856	7,856
PCX Holding Corp. (4)(10)	SF +	6.25%	10.73%	4/22/2027	2,239	2,166	2,204
PCX Holding Corp. (4)(10)	SF +	6.25%	10.73%	4/22/2027	1,124	1,087	1,106
PCX Holding Corp. (4)(10)	SF +	6.25%	10.91%	4/22/2027	1,175	1,136	1,156
WP CPP Holdings, LLC (4)(10)	SF +	7.50% (incl. 4.13% PIK)	11.97%	11/30/2029	40,423	39,635	40,482
						51,854	52,778	8.10%
Automobiles and Parts
Tenneco Inc (8)	SF +	4.75%	9.37%	11/17/2028	4,962	4,882	4,802
						4,882	4,802	0.74%
Beverages
Winebow Holdings, Inc. (4)(10)	SF +	6.25%	10.71%	12/31/2027	34,795	34,371	34,111
						34,371	34,111	5.23%
Chemicals
Endo Finance Holdings Inc (8)	SF +	4.00%	8.36%	4/23/2031	4,988	4,999	5,030
Kensing, LLC (4)(10)	SF +	7.25%	11.92%	5/31/2028	690	688	638
Kensing, LLC (4)(10)	SF +	7.25%	11.92%	5/31/2028	2,797	2,790	2,585
Kensing, LLC (4)(10)	SF +	7.25%	11.92%	5/31/2028	7,831	7,705	7,236
Lummus Technology Holdings V LLC (7)	SF +	3.00%	7.36%	12/31/2029	7,444	7,496	7,510
						23,678	22,999	3.53%
Construction and Materials
ADG Acquisition, LLC (4)(11)	SF +	7.75%	12.37%	4/11/2028	152	151	153
ADG Acquisition, LLC (4)(11)	SF +	7.75%	12.56%	4/11/2028	6,786	6,771	6,854
Powerhouse Intermediate, LLC (4)(10)	SF +	6.25%	10.84%	1/12/2027	1,981	1,971	1,968
Powerhouse Intermediate, LLC (4)(10)	SF +	6.25%	10.84%	1/12/2027	819	815	814
						9,708	9,789	1.50%
Consumer Services
American Academy Holdings, LLC (4)(17)	SF +	9.75% (incl. 5.25% PIK)	14.22%	6/30/2027	6,595	6,596	6,486
American Academy Holdings, LLC (4)(6)(17)				6/30/2027	160	—	(3)
Asurion Corporation (7)	SF +	3.25%	7.72%	12/23/2026	4,130	4,113	4,132
Edmentum Ultimate Holdings, LLC (4)(10)	SF +	6.75%	11.49%	7/26/2027	5,400	5,268	5,345
						15,977	15,960	2.45%
Electricity
Hamilton Projects Acquiror, LLC (8)	SF +	3.00%	7.33%	5/31/2031	9,790	9,768	9,879
IDF 8 Borrower, LLC (4)(6)(16)	SF +	6.00%	10.33%	12/31/2028	4,317	2,550	2,567
IDF 8 Borrower, LLC (4)(6)(16)(18)	SF +	8.50%	12.83%	12/31/2028	2,878	1,701	1,711
Matrix Renewables (Devco) USA LLC (4)(5)(6)(16)				12/24/2028	2,500	(50)	(50)
Matrix Renewables (Devco) USA LLC (4)(5)(16)	SF +	6.50%	10.83%	12/24/2028	7,500	7,351	7,351
NRD Construction, LLC (4)(6)(14)	SF +	7.00%	11.53%	11/6/2029	35,000	7,319	7,318
Palmetto Solar, LLC (4)(13)	SF +	6.85%	11.18%	9/13/2027	6,020	5,953	5,967
Palmetto Solar, LLC (4)(13)	SF +	6.85%	11.18%	9/13/2027	5,268	5,209	5,221
Sunraycer HPS Borrower LLC (4)(6)(14)				10/28/2029	6,279	(121)	(121)
Sunraycer HPS Borrower LLC (4)(14)	SF +	8.50% PIK	12.83%	10/28/2029	10,709	10,508	10,503
						50,188	50,346	7.72%
Finance and Credit Services
Consolidated Information Services Solutions, LLC (4)(10)	SF +	7.47%	12.21%	3/12/2026	2,285	2,205	2,274
Consolidated Information Services Solutions, LLC (4)(10)	SF +	7.47%	12.21%	3/12/2026	535	517	533

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
						2,722	2,807	0.43%
Gas, Water, and Multi-utilities
Flatiron Energy Holdco LLC (4)(6)(14)				10/1/2029	3,775	(90)	(90)
Flatiron Energy Holdco LLC (4)(14)	SF +	7.50% PIK	11.83%	10/1/2029	4,950	4,836	4,832
						4,746	4,742	0.73%
General Industrials
Capripack Debtco PLC (4)(5)(10)	E +	6.75% (incl. 2.50% PIK)	10.00%	1/3/2030	€5,210	5,527	5,439
Capripack Debtco PLC (4)(5)(10)	E +	6.75% (incl. 2.50% PIK)	10.00%	1/3/2030	€28,048	29,753	29,282
Formerra, LLC (4)(10)	SF +	7.25%	11.71%	11/1/2028	5,812	5,774	5,766
Formerra, LLC (4)(10)	SF +	7.25%	11.71%	11/1/2028	234	232	232
						41,286	40,719	6.25%
Health Care Providers
AthenaHealth Group Inc. (8)	SF +	3.25%	7.61%	2/15/2029	9,924	9,949	9,968
Connect America.com, LLC (4)(15)	SF +	5.50%	9.83%	10/11/2029	34,956	34,442	34,455
Diagnostic Services Holdings, Inc. (4)(6)(10)	SF +	5.50%	9.95%	3/15/2027	333	75	75
Diagnostic Services Holdings, Inc. (4)(10)	SF +	5.50%	9.95%	3/15/2027	13,591	13,492	13,492
Diagnostic Services Holdings, Inc. (4)(10)	SF +	5.50%	9.95%	3/15/2027	1,744	1,731	1,731
FC Compassus, LLC (4)(6)(9)				11/26/2030	179	(3)	(3)
FC Compassus, LLC (4)(6)(9)				11/26/2030	1,500	(22)	(22)
FC Compassus, LLC (4)(9)(20)	SF +	7.05% (incl. 2.10% PIK)	11.57%	11/26/2030	13,604	13,403	13,403
FC Compassus, LLC (4)(6)(7)				11/26/2030	2,716	(40)	(40)
FC Compassus, LLC (4)(9)	SF +	5.75% (incl. 1.50% PIK)	10.27%	11/26/2030	1,642	1,618	1,618
Indigo Purchaser, Inc. (4)(6)(9)(18)				11/21/2031	2,845	(42)	(42)
Indigo Purchaser, Inc. (4)(6)(9)(18)				11/21/2031	1,942	(29)	(29)
Indigo Purchaser, Inc. (4)(9)(18)	SF +	5.00%	9.33%	11/21/2031	12,488	12,304	12,304
Kabafusion Parent LLC (4)(6)(9)				11/24/2031	1,300	(13)	(13)
Kabafusion Parent LLC (4)(9)	SF +	5.00%	9.33%	11/24/2031	10,000	9,902	9,902
						96,767	96,799	14.85%
Household Goods and Home Construction
Lasko Operation Holdings, LLC (4)(10)	SF +	10.00% (incl. 3.50% PIK)	14.46%	1/31/2025	2,449	2,449	2,407
						2,449	2,407	0.37%
Industrial Engineering
Time Manufacturing Holdings, LLC (4)(9)	SF +	6.50% (incl. 2.00% PIK)	11.49%	12/1/2027	2,587	2,492	2,272
						2,492	2,272	0.35%
Industrial Metals and Mining
Alchemy US Holdco 1 LLC (4)(10)	E +	6.50%	9.56%	7/31/2029	€3,012	3,129	2,999
Alchemy US Holdco 1 LLC (4)(6)(10)	SF +	6.50%	11.02%	7/31/2029	1,207	105	108
Alchemy US Holdco 1 LLC (4)(10)	SF +	6.50%	11.09%	7/31/2029	14,277	13,701	13,722
						16,935	16,829	2.58%
Industrial Support Services
Allied Universal Holdco LLC (8)	SF +	3.75%	8.21%	5/12/2028	7,442	7,458	7,476

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Atlas Intermediate III, L.L.C. (4)(10)	SF +	8.50% (incl. 4.00% PIK)	13.09%	10/31/2029	9,019	8,845	8,923
AVSC Holding Corp. (4)(6)(9)				12/5/2029	962	(19)	(19)
AVSC Holding Corp. (4)(9)	SF +	5.00%	9.36%	12/5/2031	8,243	8,080	8,080
Axiom Buyer, LLC (4)(10)	SF +	6.50%	10.86%	1/14/2030	17,642	17,239	17,265
Axiom Buyer, LLC (4)(6)(10)				1/14/2030	1,905	(46)	(41)
Axiom Buyer, LLC (4)(6)(10)	SF +	6.50%	10.86%	1/14/2030	2,140	257	260
NTH Degree Purchaser, Inc (4)(6)(10)				9/10/2030	3,422	(67)	(49)
NTH Degree Purchaser, Inc (4)(6)(10)				9/10/2030	1,792	(34)	(26)
NTH Degree Purchaser, Inc (4)(10)	SF +	5.25%	9.68%	9/10/2030	11,291	11,077	11,129
TTF Lower Intermediate LLC (7)	SF +	3.75%	8.11%	7/18/2031	2,750	2,724	2,736
TruckPro, LLC (4)(11)	SF +	7.75%	12.49%	8/16/2028	3,482	3,435	3,374
W3 TopCo LLC (4)(10)	SF +	6.50%	11.14%	3/22/2029	13,729	13,266	13,317
YA Intermediate Holdings II, LLC (4)(6)(9)				10/1/2031	2,202	(16)	(21)
YA Intermediate Holdings II, LLC (4)(6)(12)	P +	4.00%	11.50%	10/1/2031	1,083	49	44
YA Intermediate Holdings II, LLC (4)(9)	SF +	5.00%	9.59%	10/1/2031	5,285	5,260	5,234
						77,508	77,682	11.92%
Industrial Transportation
The Pasha Group (4)(10)	SF +	7.25%	11.73%	7/17/2026	18,450	18,204	18,352
						18,204	18,352	2.82%
Investment Banking and Brokerage Services
1251 Financing Company, LLC (4)(10)	SF +	7.00%	11.48%	5/7/2026	934	916	931
1251 Financing Company, LLC (4)(10)	SF +	7.00%	11.48%	5/7/2026	835	819	833
Grant Thornton LLP (7)	SF +	2.75%	7.08%	6/2/2031	5,611	5,611	5,619
Madonna Bidco Limited (4)(5)(6)(7)				10/25/2031	£1,159	(30)	(28)
Madonna Bidco Limited (4)(5)(7)	SN +	5.25%	9.99%	10/25/2031	£5,681	7,221	6,974
Neon Maple US Debt Mergersub Inc (5)(7)(18)	SF +	3.00%	7.44%	11/17/2031	4,000	3,990	4,013
Orthrus Limited (4)(5)(6)(7)				12/5/2031	£1,773	(39)	(38)
Orthrus Limited (4)(5)(7)	E +	6.25% (incl 2.75% PIK)	9.13%	12/5/2031	€3,406	3,543	3,467
Orthrus Limited (4)(5)(7)	SN +	6.25% (incl 2.75% PIK)	10.97%	12/5/2031	£3,814	4,780	4,692
Orthrus Limited (4)(5)(10)	SF +	6.25% (incl 2.75% PIK)	10.72%	12/5/2031	8,998	8,842	8,842
Travelex Issuerco 2 PLC (4)(5)(13)	SN +	8.00%	12.71%	9/22/2028	£1,743	2,070	2,214
						37,723	37,519	5.76%
Life Insurance
OneDigital Borrower LLC (8)	SF +	3.25%	7.61%	7/2/2031	4,975	4,975	4,994
						4,975	4,994	0.77%
Media
AMR GP Limited (4)(5)(7)			10.50% (incl 5.25% PIK)	7/10/2034	10,329	10,038	10,282
MBS Services Holdings, LLC (4)(10)	SF +	6.75% (incl. 0.75% PIK)	11.42%	2/26/2026	1,530	1,522	1,521
MBS Services Holdings, LLC (4)(10)	SF +	6.75% (incl. 0.75% PIK)	11.23%	2/26/2026	1,016	1,010	1,010
MBS Services Holdings, LLC (4)(10)	SF +	6.75% (incl. 0.75% PIK)	11.43%	2/26/2026	3,875	3,854	3,854
MBS Services Holdings, LLC (4)(10)	SF +	6.75% (incl. 0.75% PIK)	11.42%	2/26/2026	110	109	109
Mood Media Borrower, LLC (4)(10)	SF +	6.75%	11.23%	12/31/2025	19,991	19,961	19,991
Mood Media Borrower, LLC (4)(10)	SF +	6.75%	11.23%	12/31/2025	700	700	700
Mood Media Borrower, LLC (4)(6)(10)	SF +	6.75%	11.45%	12/31/2025	1,761	526	528
						37,720	37,995	5.83%

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Medical Equipment and Services
Femur Buyer, Inc. (4)(10)	SF +	8.25% (incl. 4.50% PIK)	12.60%	3/18/2030	21,901	21,442	21,472
Patriot Acquisition Topco S.À R.L. (4)(5)(10)	SF +	5.25%	9.99%	1/28/2028	335	334	335
Patriot Acquisition Topco S.À R.L. (4)(5)(10)	SF +	5.25%	9.99%	1/28/2028	520	519	520
Patriot Acquisition Topco S.À R.L. (4)(5)(6)(10)	SF +	5.25%	9.99%	1/28/2028	61	48	49
Patriot Acquisition Topco S.À R.L. (4)(5)(6)(10)				1/28/2028	78	(1)	—
						22,342	22,376	3.43%
Non-life Insurance
HUB International Ltd (7)	SF +	2.75%	7.37%	6/20/2030	9,478	9,478	9,547
Kowalski Trust (4)(5)(7)			14.00% PIK	5/31/2034	18,030	17,714	18,030
						27,192	27,577	4.23%
Pharmaceuticals and Biotechnology
Creek Parent, Inc. (4)(6)(9)				12/18/2031	2,754	(45)	(45)
Creek Parent, Inc. (4)(9)	SF +	5.25%	9.63%	12/18/2031	15,188	14,942	14,942
RBP Global Holdings Limited (4)(5)(9)	SF +	5.25%	9.83%	11/4/2030	17,332	16,699	16,699
RBP Global Holdings Limited (4)(5)(6)(9)				11/4/2030	3,878	(142)	(142)
Syneos Health Inc (7)	SF +	4.00%	8.33%	9/27/2030	4,963	4,972	4,856
						36,426	36,310	5.57%
Retailers
Johnstone Supply LLC (7)	SF +	2.50%	6.88%	6/9/2031	13,602	13,594	13,663
Knitwell Borrower LLC (4)(10)	SF +	7.75%	12.49%	7/28/2027	2,227	2,183	2,211
Knitwell Borrower LLC (4)(10)	SF +	7.75%	12.49%	7/28/2027	15,368	14,936	15,254
Petsmart LLC (9)	SF +	3.75%	8.21%	2/11/2028	9,949	9,968	9,928
Staples, Inc. (8)	SF +	5.75%	10.18%	9/4/2029	12,408	11,887	11,890
White Cap Buyer, LLC (7)	SF +	3.25%	7.61%	10/19/2029	2,000	1,990	2,006
						54,558	54,952	8.43%
Software and Computer Services
Alegeus Technologies Holdings Corp. (4)(10)	SF +	6.75%	11.30%	11/5/2029	35,000	34,151	34,152
Central Parent LLC (7)	SF +	3.25%	7.58%	7/6/2029	1,995	1,986	1,971
CF Newco, Inc. (4)(6)(11)	SF +	6.25%	10.68%	12/10/2029	2,500	1,725	1,725
CF Newco, Inc. (4)(11)	SF +	6.25%	10.61%	12/10/2029	32,500	32,179	32,179
Cotiviti Inc (7)	SF +	2.75%	7.30%	5/1/2031	4,963	4,997	4,997
Finastra USA, Inc. (10)	SF +	7.25%	11.65%	9/13/2029	16,701	16,439	16,784
LMI Inc/DE (8)	SF +	3.50%	7.96%	10/2/2028	1,394	1,378	1,374
Mitchell International Inc (8)	SF +	3.25%	7.61%	6/17/2031	4,988	4,964	4,996
New Era Technology Inc (4)(10)	SF +	6.25%	10.99%	10/31/2026	4,255	4,185	4,037
New Era Technology Inc (4)(10)	SF +	6.25%	10.73%	10/30/2026	4,154	4,085	3,941
New Era Technology Inc (4)(10)	SF +	6.25%	10.73%	10/31/2026	2,543	2,501	2,413
Peraton Inc. (9)	SF +	3.75%	8.21%	2/1/2028	4,758	4,769	4,439
Tango Bidco SAS (4)(5)(6)(7)	E +	5.00%	7.85%	10/17/2031	€1,844	1,025	1,020
Tango Bidco SAS (4)(5)(6)(7)				10/17/2031	€348	(6)	(5)
Tango Bidco SAS (4)(5)(7)	E +	5.00%	8.18%	10/17/2031	€4,646	4,960	4,744
Technology Growth Capital Pty Ltd (4)(5)(10)	SF +	6.50%	11.09%	7/2/2030	3,544	3,455	3,510
UKG Inc (7)	SF +	3.00%	7.62%	2/10/2031	3,980	3,995	4,013
WorkWave Intermediate II, LLC (4)(9)	SF +	7.00% (incl. 3.50% PIK)	11.43%	6/29/2027	10,955	10,820	10,955
						137,608	137,245	21.05%
Technology Hardware and Equipment
CC WDW Borrower, Inc. (4)(10)	SF +	6.75%	11.49%	1/27/2028	3,189	2,928	3,100
						2,928	3,100	0.48%

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Telecommunications Equipment
Delta Topco, Inc. (7)	SF +	3.50%	8.20%	11/30/2029		4,975	5,009	5,020
Guardian US Holdco LLC (8)	SF +	3.50%	7.83%	1/31/2030		1,990	1,983	1,997
IPC Corp. (4)(10)	SF +	6.50% (incl. 1.00% PIK)	11.24%	10/1/2027		6,666	6,462	6,479
Ribbon Communications Operating Company, Inc (4)(5)(10)	SF +	6.25%	10.59%	6/21/2029		7,464	7,330	7,341
Ribbon Communications Operating Company, Inc (4)(5)(6)(10)				6/21/2029		849	(15)	(14)
							20,769	20,823	3.19%
Travel and Leisure
Equinox Holdings, Inc. (4)(10)	SF +	8.25% (incl. 4.13% PIK)	12.58%	3/8/2029		10,046	9,843	9,879
Fertitta Entertainment LLC/NV (8)	SF +	3.50%	7.86%	1/27/2029		4,974	4,998	4,999
HB ACQUISITIONCO PTY LTD (4)(5)(8)	B +	6.50%	10.97%	8/7/2029	A$	3,789	2,494	2,249
HB ACQUISITIONCO PTY LTD (4)(5)(6)(8)	B +	6.50%	10.97%	8/7/2029	A$	421	49	41
Lakeland Tours LLC (4)(9)	SF +	7.75%	12.43%	3/31/2028		2,803	2,701	2,717
Lakeland Tours LLC (4)(9)	SF +	7.75%	12.34%	3/31/2028		3,600	3,468	3,489
Lakeland Tours LLC (4)(6)(9)	SF +	7.75%	12.29%	4/1/2027		1,126	560	562
The One Group, LLC (4)(10)	SF +	6.50%	11.09%	5/1/2029		6,755	6,580	6,589
The One Group, LLC (4)(6)(7)				10/31/2028		887	(23)	(33)
Travel Leaders Group, LLC (4)(13)	SF +	8.50% (incl. 3.00% PIK)	12.96%	3/27/2028		3,653	3,711	3,690
							34,381	34,182	5.24%
Total First Lien Debt							$870,389	$870,467	133.53%

Second Lien Debt
Retailers
International Construction Products, LLC (4)(5)(7)			15.25% PIK	9/5/2034		$3,936	$3,936	$3,936
							3,936	3,936	0.60%
Travel and Leisure
Equinox Holdings, Inc. (4)(7)			16.00% PIK	6/30/2027		1,421	1,393	1,393
							1,393	1,393	0.21%
Total Second Lien Debt							$5,329	$5,329	0.82%

Other Secured Debt
Asset Based Lending and Fund Finance
TPG VIII Merlin New Holdings I, L.P. (4)(5)(10)	SF +	6.50%	11.09%	3/15/2027		$16,389	$16,149	$16,198
							16,149	16,198	2.48%
Real Estate Investment and Services
Link Apartments Opportunity Zone REIT, LLC (4)(6)(16)				12/27/2029		1,039	(21)	(21)
Link Apartments Opportunity Zone REIT, LLC (4)(16)	SF +	7.50%	11.83%	12/27/2029		1,819	1,783	1,783
							1,762	1,762	0.27%
Total Other Secured Debt							$17,911	$17,960	2.76%

Unsecured Debt
Medical Equipment and Services
Corza Medical S.À R.L. (4)(5)(7)			14.00% PIK	2/13/2030		$16,879	$16,624	$17,385
							16,624	17,385	2.67%
Total Unsecured Debt							$16,624	$17,385	2.67%

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets

Preferred Equity
Consumer Services
LC8 Cirrostratus L.P. (4)(5)(10)(19)	SF +	7.00% PIK	11.32%	2/8/2029	1,532	$1,503	$1,508
						1,503	1,508	0.23%
Personal Goods
Kendra Scott Design, Inc.(4)(19)					23,997	24,270	26,110
						24,270	26,110	4.01%
Travel and Leisure
The ONE Group Hospitality, Inc. (4)(19)					1,000	877	970
						877	970	0.15%
Total Preferred Equity						$26,650	$28,588	4.39%

Other Equity Investments
Electricity
IDF 8 Topco, LLC (4)(18)(19)					230,248	$230	$230
IDF 8 Topco, LLC (4)(18)(19)					230,248	230	230
						460	460	0.07%
Media
Racing Point UK Holdings Limited (4)(5)(19)					1,675	10,047	9,727
						10,047	9,727	1.49%
Personal Care, Drug and Grocery Stores
AP Himalaya Co-Invest, L.P.(4)(19)					25,000	25,082	25,000
						25,082	25,000	3.84%
Pharmaceuticals and Biotechnology
Creek Feeder, L.P. (4)(19)					10,000	10,000	10,000
						10,000	10,000	1.53%
Travel and Leisure
The ONE Group Hospitality, Inc. - Warrants (4)(19)					6,667	12	3
The ONE Group Hospitality, Inc. - Warrants (4)(19)					11,911	61	35
						73	38	0.01%
Total Other Equity Investments						$45,662	$45,225	6.94%
Total Investments - Non-Controlled/Non-Affiliated						$982,565	$984,954	151.10%

Cash Equivalents
Dreyfus Government Cash Management (5)					$7,242	$7,242	$7,242
BNY Mellon US Treasury Fund (5)					2,540	2,540	2,540
Total Cash Equivalents						$9,782	$9,782	1.50%
Total Investment Portfolio and Cash Equivalents						$992,347	$994,736	152.60%
(1) Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments and the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral under its credit facility unless otherwise indicated.
(2) The majority of the investments bear interest at a rate that may be determined by reference to the Prime Rate (“Prime” or “P”), Sterling Overnight Index Average ("SONIA" or "SN"), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate ("SOFR" or "SF"), Canadian Dollar Offered Rate ("CDOR" or "C"), Singapore Overnight Rate Average (“SORA”), Bloomberg Short Term Bank Yield Index (“BS”), or Bank Bill Swap Rate ("BBSW" or "B") which reset daily, monthly, quarterly, semiannually or annually. For each such investment, the Company has provided the spread over Prime, SONIA, E, SOFR, CDOR, SORA, BS or BBSW and the current contractual interest rate in effect at December 31, 2024. Certain investments are subject to a Prime, or SOFR interest rate floor, or rate cap. Certain investments contain a Payment-in-Kind (“PIK”) provision. SOFR based contracts may include a credit spread adjustment, which is included within the stated all-in interest rate, if applicable, that is charged in addition to the base rate and the stated spread.

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)
(3) The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").
(4) These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by the Adviser as the Company’s valuation designee, subject to the oversight of the Board (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(5) The investment is not a qualifying asset, in whole or in part, under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2024, non-qualifying assets represented 19.4% of total assets as calculated in accordance with regulatory requirements.
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

Investments-non-controlled/non-affiliated	Commitment Type	Unfunded Commitment	Fair Value
Alchemy US Holdco 1 LLC	1st Lien Senior Secured Delayed Draw Loan	$1,051	$(42)
American Academy Holdings, LLC	1st Lien Senior Secured Revolving Loan	160	(3)
AVSC Holding Corp.	1st Lien Senior Secured Revolving Loan	962	(19)
Axiom Buyer, LLC	1st Lien Senior Secured Delayed Draw Loan	1,905	(41)
Axiom Buyer, LLC	1st Lien Senior Secured Revolving Loan	1,834	(39)
Carbon Topco, Inc.	1st Lien Senior Secured Revolving Loan	1,332	(26)
CF Newco, Inc.	1st Lien Senior Secured Revolving Loan	750	(7)
Creek Parent, Inc.	1st Lien Senior Secured Revolving Loan	2,754	(45)
Diagnostic Services Holdings, Inc.	1st Lien Senior Secured Revolving Loan	255	(2)
FC Compassus, LLC	1st Lien Senior Secured Revolving Loan	2,716	(40)
FC Compassus, LLC	1st Lien Senior Secured Delayed Draw Loan	1,500	(22)
FC Compassus, LLC	1st Lien Senior Secured Delayed Draw Loan	179	(3)
Flatiron Energy Holdco LLC	1st Lien Senior Secured Delayed Draw Loan	3,775	(90)
HB ACQUISITIONCO PTY LTD	1st Lien Senior Secured Delayed Draw Loan	208	(9)
IDF 8 Borrower, LLC	1st Lien Senior Secured Delayed Draw Loan	1,457	(99)
IDF 8 Borrower, LLC	1st Lien Senior Secured Delayed Draw Loan	971	(66)
Indigo Purchaser, Inc.	1st Lien Senior Secured Delayed Draw Loan	2,845	(42)
Indigo Purchaser, Inc.	1st Lien Senior Secured Revolving Loan	1,942	(29)
Kabafusion Parent LLC	1st Lien Senior Secured Revolving Loan	1,300	(13)
Lakeland Tours LLC	1st Lien Senior Secured Revolving Loan	535	(14)
Link Apartments Opportunity Zone REIT, LLC	1st Lien Senior Secured Delayed Draw Loan	1,039	(21)
Madonna Bidco Limited	1st Lien Senior Secured Delayed Draw Loan	1,451	(28)
Matrix Renewables (Devco) USA LLC	1st Lien Senior Secured Delayed Draw Loan	2,500	(50)
Mood Media Borrower, LLC	1st Lien Senior Secured Revolving Loan	1,233	—
NRD Construction, LLC	1st Lien Senior Secured Delayed Draw Loan	26,833	(651)
NTH Degree Purchaser, Inc	1st Lien Senior Secured Delayed Draw Loan	3,422	(49)
NTH Degree Purchaser, Inc	1st Lien Senior Secured Revolving Loan	1,792	(26)
Orthrus Limited	1st Lien Senior Secured Delayed Draw Loan	2,220	(38)
Patriot Acquisition Topco S.À R.L.	1st Lien Senior Secured Revolving Loan	78	—
Patriot Acquisition Topco S.À R.L.	1st Lien Senior Secured Delayed Draw Loan	12	—
RBP Global Holdings Limited	1st Lien Senior Secured Revolving Loan	3,878	(142)
Ribbon Communications Operating Company, Inc	1st Lien Senior Secured Revolving Loan	849	(14)
Sunraycer HPS Borrower LLC	1st Lien Senior Secured Delayed Draw Loan	6,279	(121)
Tango Bidco SAS	1st Lien Senior Secured Delayed Draw Loan	863	(12)
Tango Bidco SAS	1st Lien Senior Secured Delayed Draw Loan	360	(5)
The One Group, LLC	1st Lien Senior Secured Revolving Loan	887	(33)
YA Intermediate Holdings II, LLC	1st Lien Senior Secured Delayed Draw Loan	2,202	(21)
YA Intermediate Holdings II, LLC	1st Lien Senior Secured Revolving Loan	1,029	(10)
Total		$85,358	$(1,872)

(7) There are no interest rate floors on these investments.
(8) The interest rate floor on these investments as of December 31, 2024 was 0.50%.
(9) The interest rate floor on these investments as of December 31, 2024 was 0.75%.
(10) The interest rate floor on these investments as of December 31, 2024 was 1.00%.

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)
(11) The interest rate floor on these investments as of December 31, 2024 was 1.50%.
(12) The interest rate floor on these investments as of December 31, 2024 was 1.75%.
(13) The interest rate floor on these investments as of December 31, 2024 was 2.00%.
(14) The interest rate floor on these investments as of December 31, 2024 was 2.50%.
(15) The interest rate floor on these investments as of December 31, 2024 was 2.75%.
(16) The interest rate floor on these investments as of December 31, 2024 was 3.00%.
(17) The interest rate floor on these investments as of December 31, 2024 was 3.25%.
(18) These investments are not pledged as collateral under the Revolving Credit Facility.
(19) Security acquired in transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted security” under the Securities Act. As of December 31, 2024, the aggregate fair value of these securities is $73,813, or 11.32% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
LC8 Cirrostratus L.P.	Class A Units	August 8, 2024
Kendra Scott Design, Inc.	Senior Preferred Stock	September 12, 2024
The ONE Group Hospitality, Inc.	Series A Preferred Stock	May 1, 2024
IDF 8 Topco, LLC	Series B-1 Units	November 18, 2024
IDF 8 Topco, LLC	Series B-2 Units	November 18, 2024
Racing Point UK Holdings Limited	Ordinary Shares	July 9, 2024
AP Himalaya Co-Invest, L.P.	LP Interest	September 18, 2024
Creek Feeder, L.P.	LP Interest	December 26, 2024
The ONE Group Hospitality, Inc.	A-2 Warrants	May 1, 2024
The ONE Group Hospitality, Inc.	B-2 Warrants	May 1, 2024
(20) Reflects a "last out" tranche of the portfolio company's senior term debt that was previously syndicated by the Company into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

ADDITIONAL INFORMATION
Foreign currency forward contracts:

Currency Purchased	Currency Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
U.S. Dollars 38,745	Euro 34,893	SMBC Capital Markets, Inc.	September 23, 2025	$2,083
U.S. Dollars 6,115	Euro 5,781	SMBC Capital Markets, Inc.	March 21, 2025	105
U.S. Dollars 2,605	Australian Dollar 3,865	SMBC Capital Markets, Inc.	June 23, 2025	211
U.S. Dollars 169	Australian Dollar 265	SMBC Capital Markets, Inc.	March 21, 2025	5
U.S. Dollars 13,363	British Pound 10,540	SMBC Capital Markets, Inc.	March 21, 2025	175
Total				$2,579

HPS Corporate Capital Solutions Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
Note 1. Organization

HPS Corporate Capital Solutions Fund (the “Company”) is a Delaware statutory trust formed on August 10, 2023. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In addition, the Company intends to elect to be treated for federal income tax purposes as a RIC under Subchapter M of the Code, beginning with its tax year ended December 31, 2024, and intends to operate in a manner so as to continue to qualify as a RIC in each taxable year thereafter. The Company is managed by HPS Advisors, LLC (the “Adviser”), a wholly-owned subsidiary of HPS Investment Partners, LLC (“HPS” or the “Administrator”).

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

Subscriptions to purchase the Company’s Common Shares may be made on an ongoing basis, but investors currently may only purchase the Company’s Common Shares pursuant to accepted monthly subscription orders effective as of the first calendar day of each month. The Company, in its sole discretion, may determine to accept subscriptions on a less frequent basis than monthly (the “Subscription Frequency”). The purchase price for the Common Shares on April 8, 2024 (the “Initial Closing”) was $25.00 per share. Thereafter, the purchase price per share equals the NAV per share, as of the last calendar day of the month immediately prior to the effective date of the share purchase. HPS Securities, LLC (the “Managing Dealer”), and the participating brokers will use their best efforts to sell shares, but are not obligated to purchase or sell any specific amount of shares. The Managing Dealer intends to enter into additional placement agreements with broker-dealers in connection with the private offering of the Company’s Common Shares (the “Private Offering”).

On the Initial Closing, the Company issued unregistered Common Shares in the Company, par value $0.01, to certain accredited investors in the Initial Closing of its Private Offering. The terms of the Private Offering required the Company to deposit all subscription proceeds in an escrow account with the Bank of New York Mellon, as escrow agent, until (i) the Company received subscriptions of at least $200.0 million; and (ii) the Company’s Board of Trustees (the “Board”) authorized the release of funds in the escrow account. On April 8, 2024, the Company’s Board authorized the release from escrow of the subscription proceeds of approximately $220.7 million and the Company issued and sold 8,827,880 shares to such accredited investors. The offer and sale of the Common Shares was exempt from the registration provisions of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act, Regulation D thereunder, and/or Regulation S thereunder.

On December 3, 2024, HPS entered into an agreement with BlackRock, Inc. (NYSE: BLK) for BlackRock, Inc. to acquire 100% of HPS. The acquisition is subject to customary closing conditions and is expected to close in 2025. As of December 31, 2024, management does not expect that the acquisition will materially impact the Company.

Note 2. Significant Accounting Policies
Basis of Presentation
The annual consolidated financial statements have been prepared in accordance with U.S. GAAP for annual financial information and pursuant to the requirements for reporting on Form 10-K and Article 6 of Regulation S-X. In the opinion of management, all adjustments considered necessary for the fair statement of the consolidated financial statements for the periods presented have been included. All intercompany balances and transactions have been eliminated.
As an investment company, the Company applies the accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”) issued by the Financial Accounting Standards Board (“FASB”).

Basis of Consolidation
As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company.

The Company consolidated the results of its wholly-owned subsidiaries HCAP Holdings, LLC and HCAP IDF Holdings, LLC. All intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual amounts could differ from those estimates and such differences could be material.

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
Derivative Instruments
The Company may enter into foreign currency forward contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations in the value of foreign currencies. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another, at a pre-determined price at a future date. Foreign currency forward contracts are marked-to-market at the applicable forward rate. Unrealized appreciation (depreciation) on foreign currency forward contracts are recorded on the Consolidated Statements of Assets and Liabilities by counterparty on a net basis, not taking into account collateral posted which is recorded separately, if applicable. Notional amounts of foreign currency forward contract assets and liabilities are presented separately on the Consolidated Schedule of Investments. Purchases and settlements of foreign currency forward contracts having the same settlement date and counterparty are generally settled net and any realized gains or losses are recognized on the settlement date. As it relates to foreign currency forward contracts, the Company does not utilize hedge accounting and as such, the Company recognizes its derivatives at fair value with changes in the net unrealized appreciation (depreciation) on foreign currency forward contracts recorded on the Consolidated Statements of Operations.

Loan Participations
The Company follows the guidance in ASC 860 Transfers and Servicing when accounting for loan participations and other partial loan sales. Such guidance requires a participation or other partial loan sale to meet the definition of a “participating interest,” as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales that do not meet the definition of a participating interest remain on the Consolidated Statements of Assets and Liabilities and the proceeds are recorded as a secured borrowing until the definition is met. Secured borrowings are carried at fair value to correspond with the related investments, which are carried at fair value. There were no participations that were accounted for as secured borrowings during the period.
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

The Company does not isolate the portion of the results of operations resulting from changes in foreign exchange rates on investments from fluctuations arising from changes in market prices of securities held. Such fluctuations are included within the net realized and unrealized gains or losses on investments. Fluctuations arising from the translation of non-investment assets and liabilities are included with the net change in unrealized gains (losses) on foreign currency translations on the Consolidated Statements of Operations.

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
Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the year ended December 31, 2024, the Company recorded non-recurring interest income of $1.5 million (e.g. prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts).
Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2024, the Company had no investments on non-accrual status.
PIK Income
The Company has loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Consolidated Statements of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash.

Dividend Income
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies. To the extent a preferred equity security contains PIK provisions, PIK dividends, computed at the contractual rate specified in each applicable agreement, are accrued and recorded as dividend income and added to the principal balance of the preferred equity security. PIK dividends added to the principal balance are generally collected upon redemption of the equity. For the year ended December 31, 2024, the Company did not record any dividend income.
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

Offering Expenses

The Company's offering expenses include, among other things, legal fees, registration fees and other costs pertaining to the preparation of the Company's registration statement (and any amendments or supplements thereto) relating to the Private Offering and associated marketing materials. Offering costs are capitalized as a deferred charge and amortized to expense on a straight-line basis over a twelve-month period from incurrence.
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

Income Taxes

The Company intends to elect to be treated for federal income tax purposes as a RIC under Subchapter M of the Code beginning with the tax year end of December 31, 2024, and intends to operate in a manner so as to continue to qualify as a RIC in each taxable year thereafter. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Rather, any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s shareholders and would not be reflected in the consolidated financial statements of the Company.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

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

For the year ended December 31, 2024, the Company accrued $0.1 million of U.S. federal excise tax.
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

Segment Reporting

In accordance with ASC Topic 280 - Segment Reporting (“ASC 280”), the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.

The Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and equity investments. The Chief Operating Decision Maker (“CODM”) is comprised of the Company’s chief executive officer and chief financial officer and the CODM assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in net assets resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s shareholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated statements of assets and liabilities as “total assets” and the significant segment expenses are listed on the accompanying consolidated statements of operations.

Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standard updates (“ASUs”) issued by the Financial Accounting Standards Board. The Company has assessed currently issued ASUs and has determined that they are not applicable or are expected to have minimal impact on its consolidated financial statements.

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”),” which clarifies guidance for fair value measurement of an equity security subject to a contractual sale restriction and establishes new disclosure requirements for such equity securities. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023 and for interim periods within those fiscal years, with early adoption permitted. The Company has concluded that this guidance did not have a material impact on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by ASC 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Company has adopted ASU 2023-07 effective December 31, 2024 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”),” which intends to improve the transparency of income tax disclosures. ASU No. 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company does not expect this update to have a material effect on the Company's consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 2200-40),” which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, in each relevant expense caption. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.
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

The Adviser has agreed to waive its base management fee from the Initial Closing through March 31, 2025. For the year ended December 31, 2024, base management fees earned were $4.6 million, all of which were voluntarily waived by the Adviser. As of December 31, 2024, no amounts were payable to the Adviser related to management fees.
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

Income based incentive fee

The income based incentive fee will be based on the Company’s Pre-Incentive Fee Net Investment Income Returns, defined as: dividends, cash interest or other distributions or other cash income and any third-party fees received from portfolio companies (such as upfront fees, commitment fees, origination fee, amendment fees, ticking fees and break-up fees, as well as prepayments premiums, but excluding fees for providing managerial assistance) accrued during the quarter, minus Operating Expenses (as defined below) for the quarter (including the management fee, taxes, any expenses payable under the Investment Advisory Agreement and an administration agreement (the “Administration Agreement”) with the Administrator, any expense of securitizations, and interest expense or other financing fees and any dividends paid on preferred shares, but excluding incentive fees and shareholder servicing and/or distribution fees). Pre-Incentive Fee Net Investment Income Returns includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero-coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income Returns.

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

The Adviser has agreed to waive its income based incentive fee from the Initial Closing through March 31, 2025. For the year ended December 31, 2024, income based incentive fees were $5.7 million, all of which was voluntarily waived by the Adviser. As of December 31, 2024, no amounts were payable to the Adviser relating to income based incentive fees.

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

For the year ended December 31, 2024, capital gains incentive fees were $0.9 million, none of which were payable under the Investment Advisory Agreement.

Administration Agreement

On January 9, 2024, the Company entered into the Administration Agreement with HPS under which HPS will provide, or oversee the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of the NAV, compliance monitoring (including diligence and oversight of other service providers), preparing reports to shareholders and reports filed with the Securities and Exchange Commission (the “SEC’) and other regulators, preparing materials and coordinating meetings of the Company’s Board, managing the payment of expenses, the payment and receipt of funds for investments and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. The Company will reimburse HPS for the costs and expenses incurred by HPS in performing its obligations under the Administration Agreement. Such reimbursement includes the Company’s allocable portion of compensation (including salaries, bonuses and benefits), overhead (including rent, office equipment and utilities) and other expenses incurred by HPS in performing its administrative obligations under the Administration Agreement, including but not limited to compensation paid to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for the Company; and (iii) any internal audit group personnel of HPS or any of its affiliates, subject to the limitations described in Advisory and Administration Agreements. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and the Company will reimburse the Administrator for any services performed for the Company by such affiliate or third party.

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

For the year ended December 31, 2024, the Company incurred $1.2 million, in expenses under the Administration Agreement, which were recorded in “administrative service expenses” in the Company’s Consolidated Statements of Operations. As of December 31, 2024, all expenses under the Administration Agreement were paid by the Adviser on behalf of the Company under the Expense Support Agreement, and as such, there were no amounts payable for such expenses included in “due to affiliates” in the Consolidated Statements of Assets and Liabilities.

Sub-Administration Agreement

HPS has hired Harmonic Fund Services (“Harmonic”) to assist in the provision of sub-administrative and fund accounting services. Harmonic will receive compensation for these services under a sub-administration agreement.

Certain Terms of the Investment Advisory Agreement and Administration Agreement

Each of the Investment Advisory Agreement and the Administration Agreement will remain in effect for a period of two years from the date it first becomes effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the Trustees of the Company who are not “interested persons” as defined in the 1940 Act (“Independent Trustees”). The Company may terminate the Investment Advisory Agreement upon 60 days’ written notice, and the Administration Agreement upon 120 days’ written notice, without payment of any penalty. The decision to terminate either agreement may be made by a majority of the Board or the shareholders holding a majority of the Company’s outstanding voting securities. In addition, without payment of any penalty, the Adviser may terminate the Investment Advisory Agreement upon 60 days’ written notice and the Administrator may terminate the Administration Agreement upon 60 days’ written notice. The Investment Advisory Agreement will automatically terminate in the event of its assignment within the meaning of the 1940 Act and related SEC guidance and interpretations. The Investment Advisory Agreement was most recently approved by the Board, on December 7, 2023, for a two-year period ending on April 8, 2026. The Administration Agreement was most recently approved by the Board, on December 7, 2023, for a two-year period ending on January 9, 2026.

Managing Dealer Agreement

The Company has entered into a Managing Dealer Agreement (the “Managing Dealer Agreement”) with the Managing Dealer. The Managing Dealer is entitled to receive shareholder servicing and/or distribution fees in arrears on a quarterly or monthly basis, as applicable based on the Subscription Frequency, commencing no later than the first full calendar quarter after the Initial Closing, at an annual rate of 0.25% of the value of the Company’s net assets attributable to the Common Shares as of the beginning of the first calendar day of the subscription period, whether monthly or quarterly. The shareholder servicing and/or distribution fees are payable to the Managing Dealer, but the Managing Dealer anticipates that all or a portion of the shareholder servicing and/or distribution fees will be retained by, or reallowed (paid) to, participating broker-dealers. The Managing Dealer has agreed to waive the shareholder servicing and/or distribution fee from the Initial Closing through March 31, 2025.

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
For the year ended December 31, 2024, the Company accrued shareholder servicing and/or distribution fees of $0.9 million, attributable to Common Shares, all of which were waived during the period.

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

The following table presents a summary of Expense Payments and the related Reimbursement Payments since the Company's commencement of operations:

For the Quarter Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
June 30, 2024(1)	$2,678	$—	$2,678
September 30, 2024	1,855	—	1,855
December 31, 2024	1,555	—	1,555
Total	$6,088	$—	$6,088

(1) Included in this amount is $0.7 million of Expense Payments made by the Adviser relating to expenses incurred by the Company during the year ended December 31, 2023.

Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$870,389	$870,467	88.38%
Second lien debt	5,329	5,329	0.54
Other secured debt	17,911	17,960	1.82
Unsecured debt	16,624	17,385	1.77
Preferred equity	26,650	28,588	2.90
Other equity investments	45,662	45,225	4.59
Total	$982,565	$984,954	100.00%

The industry composition of investments at fair value was as follows:

	December 31, 2024
	Fair Value	Percentage of Total Investments at Fair Value
Aerospace and Defense	$52,778	5.36%
Asset Based Lending and Fund Finance	16,198	1.66
Automobiles and Parts	4,802	0.49
Beverages	34,111	3.46
Chemicals	22,999	2.34
Construction and Materials	9,789	0.99
Consumer Services	17,468	1.77
Electricity	50,806	5.16
Finance and Credit Services	2,807	0.28
Gas, Water and Multi-utilities	4,742	0.48
General Industrials	40,719	4.13
Health Care Providers	96,799	9.83
Household Goods and Home Construction	2,407	0.24
Industrial Engineering	2,272	0.23
Industrial Metals and Mining	16,829	1.71
Industrial Support Services	77,682	7.89
Industrial Transportation	18,352	1.86
Investment Banking and Brokerage Services	37,519	3.81
Life Insurance	4,994	0.51
Media	47,722	4.85
Medical Equipment and Services	39,761	4.04
Non-Life Insurance	27,577	2.80
Personal Care, Drug and Grocery Stores	25,000	2.54
Personal Goods	26,110	2.65
Pharmaceuticals and Biotechnology	46,310	4.70
Real Estate Investment and Services	1,762	0.18
Retailers	58,888	5.98
Software and Computer Services	137,245	13.93
Technology Hardware and Equipment	3,100	0.31
Telecommunications Equipment	20,823	2.11
Travel and Leisure	36,583	3.71
Total	$984,954	100.00%
The geographic composition of investments at cost and fair value was as follows:

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$876,449	$880,032	89.36%	135.00%
United Kingdom	52,083	51,750	5.25	7.94
Austria	35,282	34,723	3.53	5.33
Spain	7,301	7,301	0.74	1.12
France	5,979	5,759	0.58	0.88
Taiwan	2,928	3,100	0.31	0.48
Australia	2,543	2,289	0.23	0.35
Total	$982,565	$984,954	100.00%	151.10%

As of December 31, 2024, there were no investments in the portfolio on non-accrual status.
As of December 31, 2024, on a fair value basis, 94.4% of performing debt investments bore interest at a floating rate and 5.6% of performing debt investments bore interest at a fixed rate.
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

Further inputs considered by the Adviser in estimating the value of investments may include the original transaction price, recent transactions in the same or similar instruments, completed or pending third-party transactions in the underlying investment or comparable issuers, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity or debt capital markets (by the investment or other comparable investments), whether the loan contains call protection and changes in financial ratios or cash flows. Level 3 investments may also be adjusted to reflect illiquidity and/or non-transferability, with the amount of such discount estimated by the Adviser in the absence of market information. The fair value measurement of Level 3 investments does not include transaction costs that may have been capitalized as part of the security’s cost basis. Assumptions used by the Adviser due to the lack of observable inputs may significantly impact the resulting fair value and therefore the Company’s consolidated results of operations.
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

The following table presents the fair value hierarchy of investments and cash equivalents:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$168,641	$701,826	$870,467
Second lien debt	—	—	5,329	5,329
Other secured debt	—	—	17,960	17,960
Unsecured debt	—	—	17,385	17,385
Preferred equity	—	—	28,588	28,588
Other equity investments	—	—	45,225	45,225
Total Investments	$—	$168,641	$816,313	$984,954
Cash equivalents	$9,782	$—	$—	$9,782

The following table presents the change in the fair value of investments for which Level 3 inputs were used to determine fair value:

	Year Ended December 31, 2024
	First Lien Debt	Second Lien Debt	Other Secured Debt	Unsecured Debt	Preferred Equity	Other Equity Investments	Total Investments
Fair value, beginning of period	$—	$—	$—	$—	$—	$—	$—
Purchases of investments(1)	748,168	5,320	21,362	16,580	29,050	45,590	866,070
Proceeds from principal repayments and sales of investments	(48,949)	—	(3,611)	—	(2,373)	—	(54,933)
Accretion of discount/amortization of premium	2,802	9	160	44	46	—	3,061
Net realized gain (loss)	(3)	—	—	—	—	—	(3)
Net change in unrealized appreciation (depreciation)	(192)	—	49	761	1,865	(365)	2,118
Transfers into Level 3(2)	—	—	—	—	—	—	—
Transfers out of Level 3(2)	—	—	—	—	—	—	—
Fair value, end of period	$701,826	$5,329	$17,960	$17,385	$28,588	$45,225	$816,313
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of December 31, 2024	$(192)	$—	$49	$761	$1,865	$(365)	$2,118
(1)Purchases include PIK interest, if applicable.
(2)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the year ended December 31, 2024, there were no transfers into or out of Level 3.
The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	December 31, 2024
				Range
	Fair Value(1)	Valuation Technique	Unobservable Input	Low	High	Weighted Average(2)
Investments in first lien debt	$322,098	Yield analysis	Discount rate	9.43%	16.44%	12.05%
Investments in second lien debt	5,329	Yield analysis	Discount rate	13.50%	16.99%	14.41%
Investments in other secured debt	16,198	Yield analysis	Discount rate	11.55%	11.55%	11.55%
Investments in unsecured debt	17,385	Yield analysis	Discount rate	13.18%	13.18%	13.18%
Investments in preferred equity	28,588	Yield analysis	Discount rate	9.61%	13.89%	9.87%
(1)As of December 31, 2024, included within the fair value of Level 3 assets of $816,313 is an amount of $426,715 for which the Adviser did not develop the unobservable inputs (examples include third-party pricing and transaction prices).
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

Financial Instruments Not Carried at Fair Value
Debt
The fair value of the Company’s credit facility, which would be categorized as Level 3 within the fair value hierarchy, as of December 31, 2024, approximates its carrying value as the credit facility has a variable interest based on selected short term rates.

As of December 31, 2024, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, if applicable, or market quotes, if available.
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

During the year ended December 31, 2024, the average notional exposure for foreign currency forward contracts was $55.2 million.

The following tables summarize the aggregate notional amount and fair value of the Company’s derivative financial instruments as of December 31, 2024.

	December 31, 2024
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contracts	$—	$2,579	$—	$2,579	$60,996
Total derivative assets, at fair value	$—	$2,579	$—	$2,579	$60,996

The effect of transactions in derivative instruments on the Consolidated Statements of Operations during the year ended December 31, 2024 were as follows:

Year Ended December 31, 2024
Net change in unrealized gain (loss) on foreign currency forward contracts	$2,579
Realized gain (loss) on foreign currency forward contracts	$197

The following table presents both gross and net information about derivative instruments eligible for offset in the Consolidated Statements of Assets and Liabilities as of December 31, 2024.

		December 31, 2024
Counterparty	Account in the Consolidated Statements of Asset and Liabilities	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Consolidated Statements of Assets and Liabilities	Collateral Received/Pledged(1)	Net Amounts(2)
SMBC Capital Markets, Inc.	Derivative assets, at fair value	$2,579	$—	$2,579	$—	$2,579
(1) Amount excludes excess cash collateral paid.
(2) Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts, if applicable.

Note 7. Borrowings
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2024, the Company’s asset coverage was 325.0%.
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

The maximum principal amount of the Revolving Credit Facility is $650 million (increased from $500 million to $575 million on May 1, 2024 and from $575 million to $650 million on December 16, 2024), subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness, with an accordion provision to permit increases to the total facility amount up to $1,000 million subject to the satisfaction of certain conditions.

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

As of December 31, 2024, the Company was in compliance with all covenants and other requirements of the Revolving Credit Facility.

The Company’s outstanding debt obligations were as follows:

	December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion(1)	Amount Available(2)
Revolving Credit Facility	$650,000	$289,761	$289,761	$360,239	$360,239
Total	$650,000	$289,761	$289,761	$360,239	$360,239

(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to the Revolving Credit Facility’s borrowing base.
As of December 31, 2024, $0.8 million of interest expense and $0.4 million of unused commitment fees were included in interest payable. For the year ended December 31, 2024, the weighted average interest rate on all borrowings outstanding was 8.0% (excluding unused fees and costs incurred in connection with Warehousing Transactions, as described below) and the average principal debt outstanding was $94.9 million.

The components of interest expense were as follows:

Year Ended December 31, 2024
Borrowing interest expense	$5,001
Facility unused fees	1,335
Amortization of financing costs	585
Financing fees (Note 8)	5,104
Backstop fees (Note 8)	532
Total interest expense	$12,557
Cash paid for interest expense	$11,402
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

The Company’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of December 31, 2024, the Company had unfunded delayed draw term loans and revolvers in the aggregate principal amount of $85.4 million.
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2024, management is not aware of any material pending or threatened litigation.

The Adviser agreed to bear all of the Company’s expenses, including organization and offering expenses, through April 8, 2024, the date on which the Company broke escrow for the initial offering of its Common Shares, on which date the Company became obligated to reimburse the Adviser for such advanced expenses upon breaking escrow for the Private Offering and the Adviser requesting reimbursement of these expenses paid pursuant to the Expense Support Agreement. For the year ended December 31, 2024, there were no reimbursement payments made to the Adviser.

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

Pursuant to the Macquarie Purchase Agreements, the Company could request that the Macquarie Financing Provider acquire such Macquarie Warehouse Investments as the Company may designate from time to time, which a Macquarie Financing Provider could approve or reject in its sole and absolute discretion. Prior to any sale to the Company, the Macquarie Warehouse Investments were owned and held solely for the account of the relevant Macquarie Financing Provider. Until such time as the Company satisfied the Macquarie Warehouse Conditions, which occurred on April 8, 2024, it had no obligation to purchase the Macquarie Warehouse Investments nor be entitled to any benefits or subject to any obligations under the Macquarie Purchase Agreements. During the year ended December 31, 2024, the Company recognized $242.4 million of investments at principal ($11.0 million of which was unfunded) from the Macquarie Financing Providers. As of December 31, 2024, there are no forward obligations to settle the purchase of Macquarie Warehouse Investments from the Macquarie Financing Providers.

In consideration for the forward arrangement provided by the Macquarie Financing Providers, the Company paid, subject to the satisfaction of the Warehouse Conditions, certain fees and expenses to the Macquarie Financing Providers, including a financing fee with respect to the portion of the purchase amount that is funded equivalent to 3.10% to 3.40% per annum. For the December 31, 2024, financing fees of $5.1 million were paid to the Macquarie Financing Providers, which are included in interest expense on the Consolidated Statements of Operations.

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

For the year ended December 31, 2024, $0.5 million of fees (the “backstop fees”) were paid to the two non-affiliated guarantors, which is included in interest expense on the Consolidated Statements of Operations.

For the year ended December 31, 2024, all of the income, expenses and mark-to-market gain/loss under all Macquarie Purchase Agreements, in addition to other economic rights and obligations held by the Company, were recognized in the Company’s consolidated financial statements.

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

Until such time as the Company satisfied the Warehouse Conditions, which occurred on April 8, 2024, the Company had no obligation to purchase the Cliffwater Warehouse Investments nor be entitled to any benefits or subject to any obligations under the Cliffwater Facility Agreement. During the year ended December 31, 2024, the Company recognized $135.1 million of investments at principal ($4.7 million of which was unfunded) from the Cliffwater Financing Provider. As of December 31, 2024, there are no forward obligations to settle the purchase of Cliffwater Warehouse Investments from the Cliffwater Financing Provider.

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
As of April, 8, 2024, the Company had satisfied the minimum offering requirement, and the Company’s Board had authorized the release of proceeds from escrow. As of such date, the Company issued and sold 8,827,880 shares at an offering price of $25.00 per share, and the Board authorized the release of $220.7 million to the Company as payment for such shares. As of December 31, 2024, 0.83% of shares outstanding were held by certain affiliates of the Adviser. Under the terms of the Company’s Declaration of Trust, all Common Shares have equal rights as to voting and, when they are issued, will be duly authorized, validly issued, fully paid and nonassessable.

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

The following table summarizes transactions in Common Shares of beneficial interest during the year ended December 31, 2024:

	Shares	Amount
Share transactions:
Subscriptions	25,590,878	$656,237
Distributions reinvested	398,126	10,413
Share repurchases	(904,819)	(23,516)
Early repurchase deduction	—	456
Total net increase (decrease)	25,084,185	$643,590

The following table summarizes transactions in Common Shares of beneficial interest during the year ended December 31, 2023:

	Shares	Amount
Share transactions:
Subscriptions	100	$3
Distributions reinvested	—	—
Share repurchases	—	—
Early repurchase deduction	—	—
Total net increase (decrease)	100	$3

Net Asset Value per Share and Offering Price

The Company determines NAV for its shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table summarizes each month-end NAV per share for Common Shares of beneficial interest during the year ended December 31, 2024:

For the Months Ended	NAV Per Share
April 30, 2024	$25.63
May 31, 2024	$25.83
June 30, 2024	$25.96
July 31, 2024	$26.11
August 31, 2024	$26.30
September 30, 2024	$26.23
October 31, 2024	$26.39
November 30, 2024	$26.21
December 31, 2024	$25.99

Distributions

The Company declares monthly distribution amounts per share of Common Shares of beneficial interest payable quarterly in arrears. The following table presents distributions that were declared during the year ended December 31, 2024:

Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
April 30, 2024	April 30, 2024	July 31, 2024	$0.1000	$883
May 29, 2024	May 31, 2024	July 31, 2024	0.1310	1,634
June 26, 2024	June 30, 2024	July 31, 2024	0.1320	2,059
July 24, 2024	July 31, 2024	October 31, 2024	0.1320	2,430
August 27, 2024	August 31, 2024	October 31, 2024	0.1330	2,678
September 26, 2024	September 30, 2024	October 28, 2024	0.1330	2,845
September 26, 2024(1)	September 30, 2024	October 31, 2024	0.2000	4,278
October 23, 2024	October 31, 2024	January 30, 2025	0.1330	3,156
November 27, 2024	November 30, 2024	January 28, 2025	0.1330	3,287
November 27, 2024(1)	November 30, 2024	January 30, 2025	0.4000	9,889
December 23, 2024	December 31, 2024	January 28, 2025	0.1340	3,483
December 23, 2024(1)	December 31, 2024	January 30, 2025	0.3500	9,096
Total			$2.1110	$45,718
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
Through December 31, 2024, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement avoids distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its Common Shares during the year ended December 31, 2024:

Source of Distribution	Per Share	Amount
Net investment income	$2.1110	$45,718
Net realized gains	—	—
Total	$2.1110	$45,718

Share Repurchase Program

The Company has commenced a share repurchase program in which the Company intends to repurchase, in each quarter, up to 5% of the Company’s Common Shares outstanding (by number of shares) as of the close of the previous calendar quarter. The Company’s Board may amend, suspend or terminate the share repurchase program if it deems such action to be in the Company’s best interest and the best interest of the Company’s shareholders. As a result, share repurchases may not be available each quarter.

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

The following table summarizes the share repurchases completed during the year ended December 31, 2024:

Repurchase Deadline Request	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased(2)	Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased(1)
December 2, 2024	5.00%	December 31, 2024	$23,516	904,819	4.23%
(1) Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.
(2) Amounts not inclusive of Early Repurchase Deduction.

Note 10. Financial Highlights and Senior Securities
The following are the financial highlights for the year ended December 31, 2024:

Year Ended December 31, 2024
Per Share Data:
Net asset value, beginning of period	$25.00
Net investment income (1)	2.49
Net unrealized and realized gain (loss) (2)	0.59
Net increase (decrease) in net assets resulting from operations	3.08
Distributions from net investment income (3)	(2.11)
Distributions from net realized gains (3)	—
Net increase (decrease) in net assets from shareholders' distributions	(2.11)
Early repurchase deduction fees	0.02
Total increase (decrease) in net assets	0.99
Net asset value, end of period	$25.99
Shares outstanding, end of period	25,084,285
Total return based on NAV (4)	12.59%
Ratios:
Ratio of net expenses to average net assets (5)	3.17%
Ratio of net investment income to average net assets (5)	12.83%
Portfolio turnover rate	10.45%
Supplemental Data:
Net assets, end of period	$651,874
Asset coverage ratio	325.0%
(1)The per share data was derived by using the weighted average shares outstanding during the period.
(2)The amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
(3)The per share data for distributions was derived by using the actual shares outstanding at the date of the relevant transactions (refer to Note 9).
(4)Total return is calculated as the change in NAV per share during the period, plus distributions per share (assuming distributions are reinvested in accordance with the Company's distribution reinvestment plan) divided by the beginning NAV per share. Total return does not include upfront transaction fees, if any.
(5)For the year ended December 31, 2024, amounts are annualized except for expenses incurred prior to the Initial Closing, capital gains incentive fee, excise tax expense and net income from the Warehousing Transactions. For the year ended December 31, 2024, the ratio of total Operating Expenses to average net assets was 7.60% on an annualized basis, excluding the effect of expense support/(recoupment), shareholder servicing and/or distribution fees waiver, and management fee and income based incentive fee waivers by the Adviser which represented 4.43% of average net assets.

The following is information about the Company’s senior securities as of the year ended December 31, 2024 (dollar amounts in thousands):

	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
December 31, 2024	$289,761	3,249.7	—	N/A

(1) Total amount of each class of senior securities outstanding at the end of the period presented.
(2) Asset coverage per unit is the ratio of the carrying value of our total assets, less all liabilities excluding indebtedness represented by senior securities in this table, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness and is calculated on a consolidated basis.
(3) The amount to which such class of senior security would be entitled upon our involuntary liquidation in preference to any security junior to it. The "—" in this column indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.
(4) Not applicable because the senior securities are not registered for public trading.

Note 11. Income Taxes

Taxable income differs from net increase (decrease) in net assets resulting from operations primarily due to: (1) unrealized appreciation (depreciation) on investments, as gains and losses are generally not included in taxable income until they are realized; (2) income or loss recognition on exited investments; (3) income or loss recognition on foreign currency transactions; and (4) other non-deductible expenses.

The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and non-deductible expenses, among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital, undistributed net investment income or undistributed net realized gains on investments, as appropriate. For the year ended December 31, 2024, permanent differences were as follows:

Year Ended December 31, 2024
Distributable earnings (loss)	$1,370
Paid in Capital	(1,370)

During the year ended December 31, 2024, permanent differences were principally related to non-deductible offering costs and other nondeductible expenses.

The following reconciles the increase in net assets resulting from operations to taxable income for the year ended December 31, 2024:

Year Ended December 31, 2024
Net increase (decrease) in net assets resulting from operations	$53,999
Net unrealized (appreciation) depreciation	(5,605)
Realized gain (loss) for tax not included in book income	67
Other non-deductible expenses and excise taxes	1,370
Other book/tax differences	1,365
Taxable income	$51,196

The components of accumulated gains / losses as calculated on a tax basis for the year ended December 31, 2024 were as follows:

Year Ended December 31, 2024
Distributable ordinary income	$4,113
Distributable capital gains/(losses)	(67)
Net unrealized appreciation/(depreciation)	5,605
Total accumulated under-distributed (over-distributed) earnings	$9,651

The cost and unrealized gain (loss) of the Company’s investments, as calculated on a tax basis, at December 31, 2024 was as follows:

Year Ended December 31, 2024
Gross unrealized appreciation	$9,733
Gross unrealized depreciation	(4,598)
Net unrealized appreciation (depreciation)	$5,135

Tax cost of investments	$979,818

The difference between GAAP-basis and tax basis unrealized gains (losses) is attributable primarily to net mark to market foreign currency gains (losses) on investments.

All of the distributions declared during the year ended December 31, 2024 were derived from ordinary income, as determined on a tax basis and 88.6% of distributed ordinary income qualified as interest related dividends which is exempt from U.S. withholding tax applicable to non-U.S. shareholders.

Management has analyzed the Company's tax positions taken, or to be taken, on federal income tax returns for all open tax years and has concluded that no provision for income tax is required in the Company's consolidated financial statements. The Company's federal tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed.

Note 12. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no additional subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the consolidated financial statements as of December 31, 2024, except as discussed below.

Subscriptions

The Company received $33.1 million of net proceeds relating to the issuance of Common Shares for subscriptions effective January 1, 2025.

The Company received $30.7 million of net proceeds relating to the issuance of Common Shares for subscriptions effective February 1, 2025.

The Company received $71.3 million of net proceeds relating to the issuance of Common Shares for subscriptions effective March 1, 2025.

Distributions Declarations

On January 29, 2025, the Company declared regular distributions of $0.1340 per Common Share, which are payable on or about April 30, 2025 to shareholders of record as of January 31, 2025.

On February 26, 2025, the Company declared regular distributions of $0.1340 per Common Share, which are payable on or about April 30, 2025 to shareholders of record as of February 28, 2025.

On March 27, 2025, the Company declared regular distributions of $0.1340 per Common Share, which are payable on or about April 28, 2025 to shareholders of record as of March 31, 2025. Additionally, on March 27, 2025, the Company declared special distributions of $0.10 per share, which are payable to shareholders of record as of March 31, 2025 and will be paid on or about April 30, 2025.

Financing Transactions

In February 2025, the Company entered into commitment increase agreements (the “Commitment Increase Agreements”) with Apple Bank and Canadian Imperial Bank of Commerce, as assuming lenders (the “Assuming Lenders”), JPMorgan Chase Bank, N.A., as administrative agent and issuing bank, and Sumitomo Mitsui Banking Corporation, as issuing bank, pursuant to the Company’s Revolving Credit Agreement. The Commitment Increase Agreements provide for the Assuming Lenders commitment, thereby bringing the aggregate commitments of the lenders under the Revolving Credit Facility from $650 million to $725 million through the accordion feature in the Revolving Credit Facility.

Other

The Managing Dealer decided to extend the waiver of the Company’s shareholder servicing and/or distribution fee until March 31, 2025. Previously, the Managing Dealer had agreed to waive the shareholder servicing and/or distribution fee from the date on which the Company broke escrow, which occurred on April 8, 2024, through December 31, 2024.

The Adviser decided to extend the waiver of the Company’s management fee and incentive fee based on income until March 31, 2025. Previously, the Adviser had agreed to waive the management fee and incentive fee based on income from the date on which the Company broke escrow, which occurred on April 8, 2024, through December 31, 2024.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
Item 9A. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Annual Report on Form 10-K.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC.
(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.

During the fiscal year ended December 31, 2024, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance

Board of Trustees and Executive Officers

Our business and affairs are managed under the direction of our Board. The responsibilities of the Board include, among other things, the oversight of our investment activities, oversight of our investment valuation process, oversight of our financing arrangements and corporate governance activities.

Our Board consists of seven members, four of whom are not “interested persons” of the Company or of the Adviser as defined in Section 2(a)(19) of the 1940 Act and are “independent,” as determined by our Board. We refer to these individuals as our Independent Trustees. Our Board elects our executive officers, who serve at the discretion of the Board.

Trustees

Information regarding the Board is as follows:

Name	Year of Birth	Position	Trustee Since
Interested Trustees:
Michael Patterson	1974	Trustee, Chairperson and Chief Executive Officer	2023
Colbert Cannon	1975	Trustee	2023
Grishma Parekh	1980	Trustee	2023
Independent Trustees:
Randall Lauer	1959	Trustee	2023
Robin Melvin	1963	Trustee	2023
Donna Milia	1974	Trustee	2023
Robert Van Dore	1959	Trustee	2023

The address for each trustee is c/o HPS Corporate Capital Solutions Fund, 40 West 57th Street, 33rd Floor, New York, NY 10019. While we do not intend to list our shares on any securities exchange, if any class of our shares is listed on a national securities exchange, our Board will be divided into three classes of trustees serving staggered terms of three years each.

On January 15, 2025, Colbert Cannon and Grishma Parekh notified the Board that they are resigning from the Board of the Company effective and contingent upon the closing of the HPS/BlackRock Transaction in order to comply with the Section 15(f) safe harbor provisions of the 1940 Act. Following the closing of the HPS/BlackRock Transaction, Mr. Cannon and Ms. Parekh are expected to continue to serve in their existing roles at HPS and the Adviser and, with respect to Mr. Cannon, as a member of the Investment Committee of the Company. If the HPS/Blackrock Transaction does not close, Mr. Cannon and Ms. Parekh will not resign from the Board, and they are expected to continue to serve as Trustees of the Company and in their existing roles at HPS and the Adviser. Neither Mr. Cannon’s notice nor Ms. Parekh’s notice to resign from the Board of the Company were the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Executive Officers Who are Not Trustees

Information regarding our executive officers who are not Trustees is as follows:

Name	Year of Birth	Position
Robert Busch	1982	Chief Financial Officer and Principal Accounting Officer
Gregory MacCordy	1953	Chief Compliance Officer
Tyler Thorn	1978	Secretary
Philip Lee	1986	Assistant Secretary

The address for each executive officer is c/o HPS Investment Partners 40 West 57th Street, 33rd Floor New York, NY 10019.

Biographical Information

The following is information concerning the business experience of our Board and executive officers. Our Trustees have been divided into two groups—Interested Trustees and Independent Trustees. Interested Trustees are “interested persons” as defined in the 1940 Act.

Interested Trustees

Michael Patterson, Trustee and Chief Executive Officer. Mr. Patterson is a Governing Partner of HPS where he leads the Direct Lending platform. He serves on the Investment Committee and is the Portfolio Manager for the Specialty Loan Funds and the Core Senior Lending Funds and the Chairman and CEO of the Company. Mr. Patterson joined HPS at its inception in 2007, establishing the European business before returning to the United States in 2009. Before joining HPS, Mr. Patterson was with Silver Point Capital in the U.S. and Europe and the Goldman Sachs Principal Investing Area in New York. Prior to his investing career, Mr. Patterson served as an officer in the United States Navy. He serves on the Dean’s Advisory Council for the Radcliffe Institute of Advanced Studies at Harvard. Mr. Patterson holds an AB in Applied Mathematics from Harvard College and an MBA from Stanford University’s Graduate School of Business, where he was an Arjay Miller Scholar. Mr. Patterson joined the Board of the Company in December 2023, and also serves as an Interested Trustee on the Board of HPS Corporate Lending Fund.

Colbert Cannon, Trustee. Mr. Cannon is a Managing Director at HPS. Prior to joining HPS in 2017, Mr. Cannon was a Partner and Director of Research at Wingspan Investment Management, a distressed credit investment firm launched in 2013. Prior to Wingspan, Mr. Cannon was a Managing Director at Glenview Capital, where he led the Credit Investment effort from 2009 to 2012. Prior to joining Glenview, Mr. Cannon was a Principal at Audax Group, a Boston-based Private Equity firm. Mr. Cannon began his career in Mergers and Acquisitions Investment Banking at Goldman Sachs. Mr. Cannon holds an AB in Social Studies from Harvard College. Mr. Cannon joined the Board of the Company in December 2023.

Grishma Parekh, Trustee and President. Ms. Parekh is a Managing Director at HPS and Co-Head of North American Core Senior Lending. Prior to joining HPS in 2020, Ms. Parekh spent over twelve years as a Partner and Managing Director at The Carlyle Group. During her tenure at The Carlyle Group, Ms. Parekh was a founding member of the Direct Lending platform, served as Head of Origination for Illiquid Credit, and was a member of the investment committee for the Direct Lending business. Prior to joining The Carlyle Group in 2007, Ms. Parekh was an Investment Banking Associate at JPMorgan where she was responsible for originating, structuring and executing high yield bond and leveraged loan transactions. Ms. Parekh holds a BS in Finance and Information Systems from the Stern School of Business at New York University. Ms. Parekh joined the Board of the Company in December 2023, and also serves as an Interested Trustee on the Board of HPS Corporate Lending Fund.

Independent Trustees

Randall Lauer, Trustee. Mr. Lauer is the Head of Institutional Sales and Business Development at Academy Securities, Inc. Prior to joining Academy Securities, Inc. in 2022, Mr. Lauer was formerly a Managing Director at Citigroup, where he served from August 1988 until May 2021. During that time, Mr. Lauer held numerous leadership roles across all of Institutional Sales and Trading, including Head of Institutional Markets Sales for the Midwest Region from 2012 to 2021 and Head of Securitized Product Sales for North America from 2018 to 2019. Mr. Lauer has extensive experience with a wide range of fixed income and equity products, including structured credit and all securitized markets. Prior to joining Citigroup, Mr. Lauer was an officer in the United States Marine Corps, where he held leadership billets ranging from platoon commander to company commander and served overseas deployments in Okinawa, Japan, the Republic of South Korea, the Philippine Islands, and Thailand. Mr. Lauer currently serves as a Trustee for Lake Forest College, St. John’s Northwestern Academies and Silent Falcon UAS Technologies. Mr. Lauer holds a BA from Lake Forest College and an MBA from the Kellogg School at Northwestern University. Mr. Lauer joined the Board of the Company in December 2023, and also serves as an Independent Trustee on the Board of HPS Corporate Lending Fund.

Robin Melvin, Trustee. Ms. Melvin served as the head of the Boisi Family Office and Director of the Boisi Family Foundation from 1994 to 2012. In this capacity, Ms. Melvin acted as the primary interface with all investment managers, legal advisors and other service providers to the family and managed the private foundation’s philanthropic efforts, which focused on support for organizations serving the needs of youth from disadvantaged circumstances. From 1992 to 2005, Ms. Melvin helped to build and held various leadership positions with MENTOR, a national non-profit youth mentoring advocacy organization. Prior to that Ms. Melvin was an investment banker at Goldman, Sachs & Co.

Ms. Melvin is a Board Member of the Bank of New York Mellon Family of Funds, where she is Chairman of the Compensation Committee, Chairman of the Nominating Committee and serves on the Audit Committee for three of the four fund clusters. She is also a member of the Governance Committee for the Family of Funds. As of March 1, 2023, Ms. Melvin also serves as a Director on the Northwestern Memorial Hospital Board of Directors. Ms. Melvin previously served as a Trustee of Westover School and Chair of the Head of School Search Committee and Chair of the Finance Committee until June 30, 2023. Ms. Melvin holds an AB from Harvard College and an MBA from Harvard Business School. Ms. Melvin joined the Board of the Company in December 2023, and also serves as an Independent Trustee on the Board of HPS Corporate Lending Fund.

Donna Milia, Trustee. Ms. Milia served as a Senior Advisor of Galaxy Digital (TSX: GLXY) from 2019 to 2022. From 2017 to 2019, she served as the Chief Financial Officer of Galaxy Digital. In this capacity, Ms. Milia created and built the accounting and reporting infrastructure, operations, accounting policy, public reporting documents and internal control environment and ultimately took the company public on TSX Venture Exchange in 2018. Prior to joining Galaxy Digital, she was a Managing Director at Blackrock responsible for the Finance, Tax, and Accounting Groups since 2005 and served as the Chief Financial Officer and Treasurer of BlackRock Capital Investment Corporation, a publicly-listed business development company (NASDAQ: BKCC) from 2015 to 2017. Prior to BlackRock, she spent six years at The Millburn Corporation in the Accounting Group and three years as an auditor with Grant Thornton

LLP. Ms. Milia brings extensive accounting and audit knowledge to the Board and is an Audit Committee Financial Expert, as defined by the Securities and Exchange Commission. She holds a B.S. in Accounting from Lehigh University and is a CPA. Ms. Milia joined the Board of the Company in December 2023, and also serves as an Independent Trustee on the Board of HPS Corporate Lending Fund. Ms. Milia is a Trustee of the Grayscale Funds Trust, where she is Chairman of the Audit Committee and serves on the Nominating and Governance Committee.

Robert Van Dore, Trustee. Mr. Van Dore was formerly a Partner at Deloitte & Touche LLP (“Deloitte”), where he worked from June 1981 until he retired in June 2021. From 2001 until his retirement, Mr. Van Dore served as the New England Professional Practice Director with responsibility for all accounting and audit technical matters within the region. During his tenure at Deloitte, Mr. Van Dore managed large engagements for, and provided audit services to, some of the firm’s largest clients throughout the United States and Europe. His work spanned multiple industries, including manufacturing, distribution, retail and technology. Mr. Van Dore brings extensive accounting and audit knowledge to the Board and is an Audit Committee Financial Expert, as defined by the Securities and Exchange Commission. Mr. Van Dore holds a BA from Williams College and an MS in Accounting from the Stern Graduate School of Business at New York University. Mr. Van Dore joined the Board of the Company in December 2023, and also serves as an Independent Trustee on the Board of HPS Corporate Lending Fund.

Executive Officers Who are not Trustees

Robert Busch, Chief Financial Officer and Principal Accounting Officer. Mr. Busch is a Managing Director at HPS. Prior to joining HPS in 2022, Mr. Busch was a Managing Director at Blackstone Credit (“BXC”) where he served as Chief Accounting Officer and Treasurer of BXC’s non-traded business development company, Blackstone Private Credit Fund, and publicly-traded BDC, Blackstone Secured Lending Fund, as well as the Chief Financial Officer and Treasurer of three BXC publicly-listed closed end funds and an interval fund. Prior to BXC, Mr. Busch was a Senior Vice President at Fifth Street Asset Management where he held various roles within finance, accounting and financial reporting for the firm’s publicly traded BDCs and alternative asset manager. In addition, Mr. Busch was an Audit Manager at Deloitte & Touche LLP serving clients in various industries, including alternative asset management and real estate. Mr. Busch is a Certified Public Accountant in the state of New York and received a Bachelor’s Degree in Business Administration with a concentration in Accounting from Boston University’s Questrom School of Business where he graduated cum laude.

Gregory MacCordy, Chief Compliance Officer. Mr. MacCordy is a Director at ACA Group serving as outsourced chief compliance officer for multiple registered investment advisers and companies. He has over 30 years of regulatory and financial services experience. Most recently, Mr. MacCordy worked at the SEC, where he was an Industry Expert and Specialized Compliance Examiner in the Asset Management Unit (Enforcement Division), and conducted enforcement investigations of investment companies, investment advisers and mutual funds, and also worked with the SEC’s Office of Compliance Inspection and Examination (OCIE). Mr. MacCordy began his career as a Special Agent with the Federal Bureau of Investigation where he conducted financial and counter-intelligence investigations.

Mr. MacCordy also worked at TIAA for 18 years, where he built and managed a $13 billion portfolio of global fixed income and direct credit lending and developed the risk and compliance program policies and procedures for the investment team. Following TIAA, Mr. MacCordy worked at a multi-strategy hedge fund, where he was co-chair of the investment committee and managed investment compliance. He also worked at a FINRA registered broker-dealer conducting client and new transaction due diligence and consulting for banks in credit compliance for mortgage and RMBS products. Mr. MacCordy graduated from the University of Missouri with a BS and BA in Accounting, and from New York University Stern School of Business with an MBA in Finance.

Tyler Thorn, Secretary. Mr. Thorn is a Managing Director and Attorney at HPS. Prior to joining HPS in 2012, Mr. Thorn was an Associate in the Investment Management Group at Davis Polk & Wardwell LLP, where he advised clients on investment fund structuring, marketing, operations and shareholder communications as well as counseling on regulatory matters. Mr. Thorn holds a BA from Brown University and a JD from Cornell Law School.

Philip Lee, Assistant Secretary. Mr. Lee is an Executive Director at HPS. Prior to joining HPS in 2022, Mr. Lee was an Associate at Simpson Thacher & Bartlett LLP in the Private Funds Group. Prior to Simpson Thacher & Bartlett LLP, Mr. Lee was an Associate as Fried, Frank, Harris, Shriver & Jacobson LLP in the Asset Management Group. Mr. Lee has held prior roles at King & Wood Mallesons LLP and ITG. Mr. Lee holds a BA in Political Science from Swarthmore College and a JD from Columbia Law School.

Communications with Trustees

Shareholders and other interested parties may contact any member (or all members) of the Board by mail. To communicate with the Board, any individual Trustee or any group or committee of Trustees, correspondence should be addressed to the Board or any such individual Trustees or group or committee of Trustees by either name or title. All such correspondence should be sent to HPS Corporate

Capital Solutions Fund, c/o HPS Advisors, LLC, 40 West 57th Street, 33rd Floor, New York, NY 10019, Attention: Chief Compliance Officer.

Committees of the Board

Our Board currently has two committees: an audit committee and a nominating and governance committee. We do not have a compensation committee because our executive officers do not receive any direct compensation from us.

Audit Committee. The Audit Committee operates pursuant to a charter that has been approved by our Board. The charter sets forth the responsibilities of the Audit Committee. The primary function of the Audit Committee is to serve as an independent and objective party to assist the Board in selecting, engaging and discharging our independent registered public accounting firm, reviewing the plans, scope and results of the audit engagement with our independent registered public accounting firm, approving professional services provided by our independent registered public accounting firm (including compensation therefore), reviewing the independence of our independent registered public accounting firm and reviewing the adequacy of our internal controls over financial reporting. The Audit Committee and the Board have oversight of the valuation process used to establish our NAV.

The Audit Committee is composed of Randall Lauer, Robin Melvin, Donna Milia and Robert Van Dore, all of whom are considered independent for purposes of the 1940 Act. Robert Van Dore serves as the chair of the Audit Committee. Our Board has determined that Mr. Van Dore and Ms. Milia each qualifies as an “audit committee financial expert” as defined in Item 407 of Regulation S-K under the Exchange Act.

A copy of the charter of the Audit Committee is available in print to any shareholder who requests it.

Nominating and Governance Committee. The Nominating and Governance Committee operates pursuant to a charter that has been approved by our Board. The charter sets forth the responsibilities of the Nominating and Governance Committee, including making nominations for the appointment or election of Independent Trustees, considering nominees to the Board recommended by a shareholder, if such shareholder complies with the advance notice provisions of our Bylaws, and establishing compensation for Independent Trustees. The Nominating and Governance Committee also has principal oversight over the process used to approve co-investments for the Company.

The Nominating and Governance Committee consists of Randall Lauer, Robin Melvin, Donna Milia and Robert Van Dore, all of whom are considered independent for purposes of the 1940 Act. Robin Melvin serves as the chair of the Nominating and Governance Committee.

A copy of the charter of the Nominating and Governance Committee will be available in print to any shareholder who requests it.

Board Leadership Structure

Our business and affairs are managed under the direction of our Board. Among other things, our Board sets broad policies for us, approves the appointment of our investment adviser, administrator and officers, and has oversight of the valuation process used to establish our NAV. The role of our Board, and of any individual Trustees, is one of oversight and not of management of our day-to-day affairs.

Under our Bylaws, our Board may designate one of our Trustees as chair to preside over meetings of our Board and meetings of shareholders, and to perform such other duties as may be assigned to him or her by our Board. The Board has appointed Michael Patterson to serve in the role of chairperson of the Board. The chairperson’s role is to preside at all meetings of the Board and to act as a liaison with the Adviser, counsel and other Trustees generally between meetings. The chairperson serves as a key point person for dealings between management and the Trustees. The chairperson also may perform such other functions as may be delegated by the Board from time to time. We do not intend to have a lead independent trustee.

The Board reviews matters related to its leadership structure periodically as part of its annual self-assessment process. The Board has determined that its leadership structure is appropriate because it allows the Board to exercise informed and independent judgment over the matters under its purview and it allocates areas of responsibility among committees of Trustees and the full board in a manner that enhances effective oversight.

Board Role in Risk Oversight

Our Board performs its risk oversight function primarily through (i) its standing committees, which report to the entire Board and are comprised solely of Independent Trustees, and (ii) active monitoring by our chief compliance officer and our compliance policies and procedures. Oversight of other risks is delegated to the committees.

Oversight of our investment activities extends to oversight of the risk management processes employed by the Adviser as part of its day-to-day management of our investment activities. The goal of the Board’s risk oversight function is to ensure that the risks associated with our investment activities are accurately identified, thoroughly investigated and responsibly addressed. Investors should note, however, that the Board’s oversight function cannot eliminate all risks or ensure that particular events do not adversely affect the value of investments.

We believe that the role of our Board in risk oversight is effective and appropriate given the extensive regulation to which we are subject as a BDC. As a BDC, we are required to comply with certain regulatory requirements that control the levels of risk in our business and operations. For example, we are limited in our ability to enter into certain transactions with our affiliates.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, members of our Board, and persons who own more than ten percent of our shares to file initial reports of ownership and reports of changes in ownership with the SEC and furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us, we believe that, with respect to the fiscal year ended December 31, 2024, such persons complied with all such filing requirements.

Code of Ethics

We have adopted a code of ethics as defined in Item 406(b) of Regulation S-K that establishes procedures for personal investments and restricts certain personal securities transactions, which applies to our executive officers, including our principal executive officer, principal financial officer and principal accounting officer, as well as every officer and trustee of the Company. Additionally, we and the Adviser have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements.

You may read and copy this code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. You may also obtain copies of the codes of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549. We intend to disclose any material amendments to or waivers of required provisions of our code of ethics and the Adviser’s code of ethics on a Current Report on Form 8-K.

Securities Trading Policy

Our code of ethics is applicable to us, our officers and our trustees and we believe the code of ethics is reasonably designed to promote compliance with insider trading laws, rules and regulations.

Dollar Range of Equity Securities Beneficially Owned by Directors

The following table sets forth the dollar range of equity securities of the Company beneficially owned by each trustee of March 24, 2025:

Name and Address	Dollar Range of Equity Securities in the Company(1)(2)	Dollar Range of Equity Securities in the Fund Complex(3)
Interested Trustees
Michael Patterson	Over $100,000	Over $100,000
Colbert Cannon	Over $100,000	Over $100,000
Grishma Parekh	—	Over $100,000
Independent Trustees
Randall Lauer	—	—
Robin Melvin	—	—
Donna Milia	—	—
Robert Van Dore	—	—

1.Dollar ranges are as follows: none, $1 – $10,000, $10,001 – $50,000, $50,001 – $100,000, or over $100,000.
2.Dollar ranges were determined using the number of shares that are beneficially owned as of March 24, 2025, multiplied by the Company’s net asset value per share as of December 31, 2024.
3.For purposes of this Annual Report on Form 10-K, the term “Fund Complex” is defined to include the Company and HPS Corporate Lending Fund, a BDC managed by the Adviser.

Item 11. Executive Compensation

Executive Compensation

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Adviser or its affiliates pursuant to the terms of the Investment Advisory Agreement and the Administration Agreement, as applicable. Each of our executive officers described under “Management of the Company” is employed by the Adviser or its affiliates. Our day-to-day investment operations are managed by the Adviser. Most of the services necessary for the originating and administration of our investment portfolio are provided by investment professionals employed by the Adviser or its affiliates. The Investment Team will focus on origination, non-originated investments and transaction development and the ongoing monitoring of our investments.

None of our executive officers receive direct compensation from us. The compensation of our chief financial officer and chief compliance officer is paid by our Administrator, subject to reimbursement by us of an allocable portion of such compensation for services rendered by them to us. To the extent that our Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without profit to our Administrator.

Compensation of Trustees

Our Trustees who do not also serve in an executive officer capacity for us, the Adviser or its affiliates are entitled to receive annual cash retainer fees, fees for participating in the board and committee meetings and annual fees for serving as a committee chairperson. These Trustees are Randall Lauer, Robin Melvin, Donna Milia and Robert Van Dore. Amounts payable under the arrangement are determined and paid quarterly in arrears as follows:

				Annual Committee Chair Cash Retainer
Company NAV	Annual Cash Retainer	Board Meeting Fee	Committee Meeting Fee	Audit	Nominating and Governance
Less than $1bn	$50,000	$2,500	$1,000	$15,000	$10,000
$1bn - $1.5bn	$75,000	$2,500	$1,000	$15,000	$10,000
$1.5bn - $2bn	$100,000	$2,500	$1,000	$15,000	$10,000
More than $2bn	$125,000	$2,500	$1,000	$15,000	$10,000

	Total Compensation earned from the Company for Fiscal Year 2024 (2)	Total Compensation earned from the Fund Complex for Fiscal Year 2024 (3)
Interested Trustees
Michael Patterson (1)	None	None
Colbert Cannon (1)	None	None
Grishma Parekh (1)	None	None
Independent Trustees
Randall Lauer	$66,000	$209,000
Robin Melvin	$76,000	$229,000
Donna Milia	$66,000	$209,000
Robert Van Dore	$81,000	$239,000

(1) These are interested trustees and, as such, do not receive compensation from the Company for their services as trustees.
(2) The Company does not have a profit-sharing plan, and trustees do not receive any pension or retirement benefits from the Company.
(3) For purposes of this Annual Report on Form 10-K, the term “Fund Complex” is defined to include the Company and HPS Corporate Lending Fund, a BDC managed by the Adviser.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth, as of March 24, 2025, the beneficial ownership of each current trustee, our executive officers, each person known to us to beneficially own 5% or more of the outstanding shares, and the executive officers and trustees as a group. Percentage of beneficial ownership is based on 30,911,171 shares outstanding as of March 24, 2025.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the shares. Ownership information for those persons who beneficially own 5% or more of our shares is based upon filings by such persons with the SEC and other information obtained from such persons, if available.

Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power and has the same address as us. Our trustees are divided into two groups—interested and independent. Interested trustees are “interested persons” of us or the Adviser as defined in Section 2(a)(19) of the 1940 Act.

	Type of Ownership	Number of Shares	Percentage
Interested Trustees
Michael Patterson	Beneficial	433,196	1.40%
Colbert Cannon	Record	4,000	*
Grishma Parekh	—	—	—
Independent Trustees(1)
Randall Lauer	—	—	—
Robin Melvin	—	—	—
Robert Van Dore	—	—	—
Donna Milia	—	—	—
Executive Officers Who Are Not Trustees(1)
Robert Busch	—	—	—
Gregory MacCordy	—	—	—
Yoohyun (Kathy) Choi	—	—	—
Tyler Thorn	—	—	—
All officers and Trustees as a group (11 persons)
Other
HPS Investment Partners, LLC (2)	Record	108	*

*Less than 1%
(1) The address for all of the Company’s officers and Trustees is HPS Corporate Capital Solutions Fund, c/o HPS Investment Partners, LLC, 40 West 57th Street, 33rd Floor New York, NY 10019.
(2) The address for HPS Investment Partners, LLC is 40 West 57th Street, 33rd Floor New York, NY 10019.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Investment Advisory Agreement; Administration Agreement

We have entered into the Investment Advisory Agreement with the Adviser pursuant to which we pay the Adviser a management fee at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable quarter, as adjusted for any share issuances or repurchases during the quarter that do not occur on the first calendar day of the quarter. For purposes of the Investment Advisory Agreement, net assets means our total assets less the carrying value of our liabilities determined on a consolidated basis in accordance with U.S. GAAP. We also pay the Adviser a two-part incentive fee based on (i) the amount by which our pre-incentive fee net investment income returns exceed a certain “hurdle rate” and (ii) our capital gains. In addition, pursuant to the Investment Advisory Agreement and the Administration Agreement, we reimburse the Adviser and Administrator for certain expenses as they occur. See “Item 1. Business—Investment Advisory Agreement,” “Item 1. Business—Administration Agreement,” and “Item 1. Business—Expense Support and Conditional Reimbursement Agreement.” Each of the Investment Advisory Agreement and the Administration Agreement has been approved by the Board. Unless earlier terminated, each of the Investment Advisory Agreement and the Administration Agreement will remain in effect for a period of two years from the date it first became effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the Independent Trustees.

The closing of the HPS/BlackRock Transaction will result in the automatic termination of our current investment advisory agreement with the Adviser (the “Current Investment Advisory Agreement”) under the 1940 Act. Accordingly, the Board approved a new investment advisory agreement between the Company and the Adviser (the “New Investment Advisory Agreement”), which, subject to the approval of our shareholders, will replace the Current Investment Advisory Agreement and become effective at the closing of the HPS/BlackRock Transaction. The New Investment Advisory Agreement will be submitted to our shareholders for their approval at a meeting called for that purpose.

Our investment strategy and team, including our executive officers, are expected to remain materially unchanged, and the HPS/BlackRock Transaction is not expected to have a material impact on our operations. All material terms will remain unchanged from the

Current Investment Advisory Agreement, including the management and incentive fees payable us, except as otherwise described in the proxy statement mailed to our shareholders.

Co-Investment Relief

We and the Adviser have received an exemptive order from the SEC that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds and accounts managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions. Pursuant to such order, our Board has established the Board Criteria clearly defining co-investment opportunities in which we will have the opportunity to participate with other funds or accounts sponsored or managed by the Adviser or HPS that target similar assets. If an investment falls within the Board Criteria, the Adviser must offer an opportunity for us to participate. We may determine to participate or not to participate, depending on whether the Adviser determines that the investment is appropriate for us (e.g., based on investment strategy). The co-investment would generally be allocated to us, the Adviser’s other clients and the HPS funds and accounts that target similar assets pro rata based on capital available for investment in the asset class being allocated. If the Adviser determines that such investment is not appropriate for us, the investment will not be allocated to us, but the Adviser will be required to report such investment and the rationale for its determination for us to not participate in the investment to the Board at the next quarterly board meeting.

Transactions with Promoters and Certain Control Persons

The Adviser may be deemed a promoter of the Company. We have entered into the Investment Advisory Agreement with the Adviser and the Administration Agreement with the Administrator. The Adviser, for its services to us, is entitled to receive management fees and incentive fees in addition to the reimbursement of certain expenses. The Administrator, for its services to us, is entitled to receive reimbursement of certain expenses. In addition, under the Investment Advisory Agreement and Administration Agreement, to the extent permitted by applicable law and in the discretion of our Board, we have indemnified the Adviser and the Administrator and certain of their affiliates. See “Item 1. Business.”

Statement of Policy Regarding Transactions with Related Persons

To the extent that any potential related party transaction is brought to the attention of the Board, the Board will consider any conflicts of interest brought to its attention pursuant to our compliance procedures and policies. Each of our trustees and executive officers is subject to our Code of Ethics, which places restrictions on related party transactions, and is instructed to inform our Chief Compliance Officer or his designee of any potential related party transactions. In addition, each such trustee and executive officer completes a questionnaire designed to elicit information about any potential related party transactions that is reviewed by the Company’s Chief Compliance Officer prior to such trustee’s or executive officer’s appointment.

Trustee Independence

For information regarding the independence of our trustees, see “Item 10. Directors, Executive Officers and Corporate Governance.”

Item 14. Principal Accounting Fees and Services.

Audit Fees

PricewaterhouseCoopers LLP, New York, New York, has been appointed by the Board to serve as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2024. The Company knows of no direct financial or material indirect financial interest of PricewaterhouseCoopers LLP in the Company.

Fees included in the audit fees category are those associated with the annual audit of the Company’s consolidated financial statements and services that are normally provided in connection with statutory and regulatory filings.

Audit-Related Fees

Audit-related fees are for any services rendered to the Company that are reasonably related to the performance of the audits or reviews of the Company’s consolidated financial statements (but not reported as audit fees). These services include attestation services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

No audit related fees were billed by PricewaterhouseCoopers LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the year ended December 31, 2024.

Tax Fees

Fees included in the tax fees category comprise all services performed by professional staff in the independent registered public accountant’s tax division except those services related to the audits. This category comprises fees for services provided in connection with the preparation and review of the Company’s tax returns and tax advice.

No tax fees were billed by PricewaterhouseCoopers LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the year ended December 31, 2024.

All Other Fees

No fees were billed by PricewaterhouseCoopers LLP for products and services provided to the Company, other than the services reported in “Audit Fees and Audit-Related Fees” above, for the year ended December 31, 2024.

No fees were billed by PricewaterhouseCoopers LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the year ended December 31, 2024.

Aggregate Non-Audit Fees

No non-audit fees were billed to the Adviser and service affiliates by PricewaterhouseCoopers LLP for non-audit services for the year ended December 31, 2024. This includes any non-audit services required to be pre-approved or non-audit services that did not require pre-approval since they did not directly relate to the Company’s operations or financial reporting.

Fees

Set forth in the table below are audit fees, audit‑related fees, tax fees and all other fees billed to the Company by PricewaterhouseCoopers LLP for professional services performed:

	For the year ended December 31,
	2024	2023
Audit Fee	$345,500	$60,000
Audit-Related Fees(1)	—	—
Tax Fees	107,136	—
All Other Fees(2)	—	—
Total Fees	$452,636	$60,000

(1) “Audit‑Related Fees” are those fees billed to the Company by PricewaterhouseCoopers LLP for services provided by PricewaterhouseCoopers LLP in connection with permitted audit services.
(2) “All Other Fees” are those fees, if any, billed to the Company by PricewaterhouseCoopers LLP in connection with permitted non‑audit services.

Pre-Approval of Audit and Non-Audit Services Provided to the Company

The Audit Committee has established a pre‑approval policy that describes the permitted audit, audit‑related, tax and other services to be provided by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm. The policy requires that the Audit Committee pre‑approve the audit and non‑audit services performed by the independent auditor in order to assure that the provision of such service does not impair the auditor’s independence.

Any requests for audit, audit‑related, tax and other services that have not received general pre‑approval must be submitted to the Audit Committee for specific pre‑approval, irrespective of the amount, and cannot commence until such approval has been granted.

Normally, pre‑approval is provided at regularly scheduled meetings of the Audit Committee. The Audit Committee does not delegate its responsibilities to pre‑approve services performed by the independent registered public accounting firm to management.
PART IV
Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as part of this annual report:

1.Financial Statements – Financial statements are included in Item 8. See the Index to the consolidated financial statements included in this annual report on Form 10-K.
2.Financial Statement Schedules – None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated statements or notes to the consolidated financial statements included in this annual report on Form 10-K.
3.Exhibits – The following is a list of all exhibits filed as a part of this annual report on Form 10-K, including those incorporated by reference

Please note that the agreements included as exhibits to this Form 10-K are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement that have been made solely for the benefit of the other parties to the applicable agreement and may not describe the actual state of affairs as of the date they were made or at any other time.

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description of Exhibits
3.1	Second Amended and Restated Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K (File No. 814-01715), filed on April 11, 2024).

3.6	By-laws of the Company (incorporated by reference to Exhibit 3.6 to the Registration Statement on Form 10 (File No.000-56614), filed on January 16, 2024).

4.1	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 10 (File No. 000-56614), filed on January 16, 2024).

4.2	Description of Securities.*

10.1	Investment Advisory Agreement (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form 10 (File No. 000-56614), filed on January 16, 2024).

10.2	Administration Agreement (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form 10 (File No. 000-56614), filed on January 16, 2024).

10.3	Sub-Administration Agreement (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form 10 (File No. 000-56614), filed on January 16, 2024).

10.4	Distribution and Reinvestment Plan (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form 10 (File No. 000-56614), filed on January 16, 2024).

10.5	Expense Support and Conditional Reimbursement Agreement (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form 10 (File No. 000-56614), filed on January 16, 2024).

10.6	Managing Dealer Agreement (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form 10 (File No. 000-56614), filed on January 16, 2024).

10.7	Services Agreement (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form 10 (File No. 000-56614), filed on January 16, 2024).

10.8	Master Agreement Digital Solution Services (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form 10 (File No. 000-56614), filed on January 16, 2024).

10.9
Facility Agreement dated March 6, 2024, by and among the Company and Steamboat SPV LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 814-01715), filed on March 8, 2024).

10.10
Senior Secured Revolving Credit Agreement dated April 8, 2024 by and among the Company, as borrower, JPMorgan Chase Bank, N.A. as administrative agent and as collateral agent, the lenders party thereto, and JPMorgan Chase Bank, N.A. and Sumitomo Mitsui Banking Corporation, as joint bookrunners and joint lead arrangers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01715), filed on April 11, 2024).

10.11
Commitment Increase Agreement, dated as of May 1, 2024, by and among the Company, Société Générale, as assuming lender, The Bank of New York Mellon, as assuming lender, JPMorgan Chase Bank, N.A., as administrative agent and issuing bank, and Sumitomo Mitsui Banking Corporation, as issuing bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01715), filed on May 2, 2024).

10.12
Commitment Increase Agreement, dated as of December 16, 2024, by and among the Company, BNP Paribas, as assuming lender, JPMorgan Chase Bank, N.A., as administrative agent and issuing bank, and Sumitomo Mitsui Banking Corporation, as issuing bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01715), filed on December 18, 2024).

14.1	The Company’s Code of Ethics (incorporated by reference to Exhibit 14.9 to the Registration Statement on Form 10 (File No. 000-56614), filed on January 16, 2024).

14.2	The Adviser’s Code of Ethics (incorporated by reference to Exhibit 14.10 to the Registration Statement on Form 10 (File No. 000-56614), filed on January 16, 2024).

19.1	Insider Trading Policies and Procedures (included in Exhibit 14.2)

21.1	Subsidiaries*

24	Power of Attorney.*

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1
Press Release Announcing that Blackrock to Acquire HPS Investment Partners to Deliver Integrated Solutions Across Public and Private Markets (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 814-01715), filed December 4, 2024).

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
*Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HPS Corporate Capital Solutions Fund

Date: March 28, 2025	/s/ Michael Patterson
Michael Patterson
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated on March 28, 2025.

Name	Title
/s/ Michael Patterson	Chief Executive Officer
Michael Patterson

/s/ Robert Busch	Chief Financial Officer and Principal Accounting Officer
Robert Busch

/s/ Colbert Cannon*	Trustee
Colbert Cannon

/s/ Grishma Parekh*	Trustee
Grishma Parekh

/s/ Randall Lauer*	Trustee
Randall Lauer

/s/ Robin Melvin*	Trustee
Robin Melvin

/s/ Donna Milia*	Trustee
Donna Milia

/s/ Robert Van Dore*	Trustee
Robert Van Dore

*By: /s/ Tyler Thorn
Tyler Thorn
As Agent or Attorney-in-Fact

The original powers of attorney authorizing Tyler Thorn to execute this Annual Report on Form 10-K, and any amendments thereto, for the trustees of the Registrant on whose behalf this Amendment is filed have been executed and filed as an Exhibit hereto.