Form 10-Q
period 2025-03-31
HPS Corporate Capital Solutions Fund
filed 2025-05-15
CIK 1989817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-Q
_____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of May 12, 2025, the Registrant had 34,402,372 common shares of beneficial interest, $0.01 par value per share (the “Common Shares”), outstanding. Common Shares outstanding exclude May 1, 2025 subscriptions since the issuance price is not yet finalized at the date of this filing.

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
•the elevated level of inflation, and its impact on our portfolio companies and on the industries in which we invest;
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
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of any projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. Moreover, we assume no duty and do not undertake to update the forward-looking statements, except as required by applicable law. Because we are an investment company, the forward-looking statements and projections contained in this report are excluded from the safe harbor protection provided by Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”).

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
HPS Corporate Capital Solutions Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
ASSETS	(Unaudited)
Non-controlled/non-affiliated investments (amortized cost of $1,313,791 and $982,565 at March 31, 2025 and December 31, 2024, respectively)	$1,318,370	$984,954
Cash and cash equivalents	16,687	10,296
Interest receivable	11,483	8,172
Deferred financing costs	3,726	3,698
Deferred offering costs	71	516
Derivative assets, at fair value (Note 6)	442	2,579
Receivable for investments sold	24,058	140
Other assets	100	203
Total assets	$1,374,937	$1,010,558
LIABILITIES
Debt	$528,002	$289,761
Payable for investments purchased	19,440	14,087
Interest payable	1,418	1,155
Due to affiliates	281	818
Distribution payable (Note 9)	14,629	28,907
Payable for share repurchases (Note 9)	—	23,060
Capital gains incentive fees payable (Note 3)	561	896
Total liabilities	564,331	358,684
Commitments and contingencies (Note 8)
NET ASSETS
Common Shares, $0.01 par value (30,911,188 and 25,084,285 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively)	309	251
Additional paid in capital	794,045	641,972
Distributable earnings (loss)	16,252	9,651
Total net assets	810,606	651,874
Total liabilities and net assets	$1,374,937	$1,010,558
Net asset value per share	$26.22	$25.99
The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Capital Solutions Fund
Consolidated Statements of Operations
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$25,508	$—
Payment-in-kind interest income	4,162	—
Other income	8	—
Total investment income	29,678	—
Expenses:
Interest expense	6,548	—
Management fees	2,301	—
Income based incentive fee	2,815	—
Capital gains incentive fee	(335)	—
Shareholder servicing and/or distribution fees	462	—
Professional fees	518	212
Board of Trustees’ fees	84	56
Administrative service expenses (Note 3)	439	—
Other general & administrative	505	74
Organization expenses (Note 2)	—	50
Amortization of continuous offering costs	445	—
Total expenses	13,782	392
Expense Support (Note 3)	(2,061)	(392)
Shareholder servicing and/or distribution fees waived (Note 3)	(462)	—
Management fees waived (Note 3)	(2,301)	—
Income based incentive fees waived (Note 3)	(2,815)	—
Net expenses	6,143	—
Net investment income before excise tax	23,535	—
Excise tax expense	70	—
Net investment income after excise tax	23,465	—
Net realized and change in unrealized gain (loss):
Realized gain (loss):
Non-controlled/non-affiliated investments	(364)	—
Foreign currency forward contracts	(931)	—
Foreign currency transactions	(267)	—
Net realized gain (loss)	(1,562)	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	2,190	—
Foreign currency forward contracts	(2,137)	—
Translation of assets and liabilities in foreign currencies	(726)	—
Net change in unrealized appreciation (depreciation)	(673)	—
Net realized and change in unrealized gain (loss)	(2,235)	—
Net increase (decrease) in net assets resulting from operations	$21,230	$—

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Capital Solutions Fund
Consolidated Statements of Changes in Net Assets
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Increase (decrease) in net assets from operations:
Net investment income after excise tax	$23,465	$—
Net realized gain (loss)	(1,562)	—
Net change in unrealized appreciation (depreciation)	(673)	—
Net increase (decrease) in net assets resulting from operations	21,230	—
Distributions:
Distributions to common shareholders	(14,630)	—
Net decrease in net assets resulting from distributions	(14,630)	—
Share transactions:
Proceeds from Common Shares sold	135,148	—
Distributions Reinvested	16,984	—
Repurchased shares, net of early repurchase deduction	—	—
Net increase (decrease) from share transactions	152,132	—
Total increase (decrease) in net assets	158,732	—
Net assets, beginning of period	651,874	3
Net assets, end of period	$810,606	$3

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Capital Solutions Fund
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$21,230	$—
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	(2,190)	—
Net realized (gain) loss on investments	364	—
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	2,137	—
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	741	—
Net accretion of discount and amortization of premium, net	(1,227)	—
Amortization of deferred financing costs	221	—
Amortization of offering costs	445	—
Payment-in-kind interest capitalized	(3,207)	—
Purchases of investments	(344,539)	—
Proceeds from sale of investments and principal repayments	17,383	—
Changes in operating assets and liabilities:
Interest receivable	(3,311)	—
Receivable for investments sold	(23,918)	—
Other assets	103	—
Payable for investments purchased	5,353	—
Interest payable	263	—
Due to affiliates	(537)	—
Capital gains incentive fees payable	(335)	—
Net cash provided by (used in) operating activities	(331,024)	—
Cash flows from financing activities:
Borrowings on debt	382,300	—
Repayments of debt	(144,800)	—
Deferred financing costs paid	(249)	—
Deferred offering costs paid	—	—
Proceeds from issuance of Common Shares	135,148	—
Common Shares repurchased, net of early repurchase deduction	(23,060)	—
Distributions paid in cash	(11,924)	—
Net cash provided by (used in) financing activities	337,415	—
Net increase (decrease) in cash and cash equivalents	6,391	—
Cash and cash equivalents, beginning of period	10,296	3
Cash and cash equivalents, end of period	$16,687	$3
Supplemental information and non-cash activities:
Interest paid during the period	$6,285	$—
Distribution payable	$14,629	$—
Reinvestment of distributions during the period	$16,984	$—

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Non-Controlled/Non-Affiliated
First Lien Debt
Aerospace and Defense
Carbon Topco, Inc. (4)(6)(9)				5/1/2030	$1,332	$(25)	$(19)
Carbon Topco, Inc. (4)(9)	SF +	6.00%	10.42%	11/1/2030	8,012	7,863	7,875
PCX Holding Corp. (4)(10)	SF +	6.25%	10.70%	4/22/2027	2,233	2,168	2,185
PCX Holding Corp. (4)(10)	SF +	6.25%	10.70%	4/22/2027	1,121	1,088	1,096
PCX Holding Corp. (4)(10)	SF +	6.25%	10.71%	4/22/2027	1,172	1,137	1,146
RH Buyer, Inc. (4)(6)(10)				1/17/2031	3,831	(74)	(74)
RH Buyer, Inc. (4)(10)	SF +	6.50%	10.90%	1/17/2031	33,258	32,615	32,615
Tex-Tech Industries, Inc. (4)(6)(9)				1/13/2031	2,010	(20)	(19)
Tex-Tech Industries, Inc. (4)(9)	SF +	5.00%	9.29%	1/13/2031	9,047	8,960	8,960
Tex-Tech Industries, Inc. (4)(6)(9)	SF +	5.00%	9.32%	1/13/2031	1,910	149	149
WP CPP Holdings, LLC (4)(10)	SF +	6.75%	11.07%	11/30/2029	40,742	39,997	40,905
						93,858	94,819	11.70%
Asset Based Lending and Fund Finance
Montagu Lux Finco Sarl (4)(5)(6)(10)	E +	5.50%	8.04%	2/13/2032	€12,327	5,335	5,516
						5,335	5,516	0.68%
Automobiles and Parts
Clarios Global LP (7)	SF +	2.75%	7.07%	1/28/2032	1,064	1,063	1,050
Tenneco Inc (8)	SF +	4.75%	9.17%	11/17/2028	4,949	4,875	4,797
						5,938	5,847	0.72%
Beverages
Winebow Holdings, Inc. (4)(10)	SF +	6.25%	10.67%	12/31/2027	34,693	34,306	33,458
						34,306	33,458	4.13%
Chemicals
Alvogen Pharma US, Inc. (4)(15)	SF +	9.50%	13.80%	11/30/2028	20,000	19,510	19,509
Fortis 333 Inc (7)(18)	SF +	3.50%	7.80%	3/27/2032	980	978	975
Kensing, LLC (4)(10)	SF +	7.25%	11.70%	5/31/2028	688	687	625
Kensing, LLC (4)(10)	SF +	7.25%	11.70%	5/31/2028	2,790	2,783	2,532
Kensing, LLC (4)(10)	SF +	7.25%	11.70%	5/31/2028	7,811	7,694	7,089
Lummus Technology Holdings V LLC (7)	SF +	3.00%	7.32%	12/31/2029	7,425	7,475	7,416
						39,127	38,146	4.71%
Construction and Materials
ADG Acquisition, LLC (4)(11)	SF +	7.75%	12.22%	4/11/2028	150	149	151
ADG Acquisition, LLC (4)(11)	SF +	7.75%	12.19%	4/11/2028	6,694	6,681	6,761
Eco Material Technologies Inc (7)	SF +	3.25%	7.47%	2/12/2032	962	960	959
Hobbs & Associates LLC (7)	SF +	2.75%	7.07%	7/23/2031	2,200	2,200	2,172
Powerhouse Intermediate, LLC (4)(10)	SF +	6.25%	10.81%	1/12/2027	1,970	1,962	1,946
Powerhouse Intermediate, LLC (4)(10)	SF +	6.25%	10.81%	1/12/2027	819	816	809
						12,768	12,798	1.58%
Consumer Services
American Academy Holdings, LLC (4)(16)	SF +	9.75% (incl. 5.25% PIK)	14.19%	6/30/2027	6,652	6,652	6,544
American Academy Holdings, LLC (4)(6)(16)				6/30/2027	160	—	(3)
Citrin Cooperman Advisors LLC (7)(18)	SF +	3.00%	7.32%	4/1/2032	1,987	1,979	1,975
Citrin Cooperman Advisors LLC (6)(7)(18)				4/1/2032	128	—	(1)
Edmentum Ultimate Holdings, LLC (4)(10)	SF +	6.75%	11.19%	7/26/2027	5,384	5,266	5,343
ImageFIRST Holdings, LLC (7)	SF +	3.25%	7.55%	3/12/2032	1,556	1,552	1,554
						15,449	15,412	1.90%
Electricity
Cogentrix Finance Holdco I LLC (7)	SF +	2.75%	7.07%	2/26/2032	1,689	1,685	1,685

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Hamilton Projects Acquiror LLC (8)	SF +	3.00%	7.32%	5/31/2031	9,620	9,599	9,624
IDF 8 Borrower, LLC (4)(6)(15)	SF +	6.00%	10.30%	12/31/2028	4,317	2,839	2,869
IDF 8 Borrower, LLC (4)(6)(15)(18)	SF +	8.50%	12.80%	12/31/2028	2,878	1,893	1,912
Matrix Renewables (Devco) USA LLC (4)(5)(6)(15)				12/24/2028	2,500	(50)	(41)
Matrix Renewables (Devco) USA LLC (4)(5)(15)	SF +	6.50%	10.80%	12/24/2028	7,500	7,360	7,376
NRD Construction, LLC (4)(6)(13)	SF +	8.50%	12.80%	11/6/2029	35,268	7,630	7,705
Palmetto Solar, LLC (4)(12)	SF +	6.75%	11.05%	9/13/2027	6,020	5,959	5,949
Palmetto Solar, LLC (4)(12)	SF +	6.75%	11.05%	9/13/2027	5,268	5,214	5,205
Palmetto Solar, LLC (4)(12)	SF +	6.75%	11.05%	9/13/2027	25,808	25,501	25,501
Palmetto Solar, LLC (4)(6)(12)				9/13/2027	12,904	(153)	(153)
Sunraycer HPS Borrower LLC (4)(6)(13)	SF +	8.50% PIK	12.80%	10/28/2029	6,328	3,283	3,294
Sunraycer HPS Borrower LLC (4)(13)	SF +	8.50% PIK	12.80%	10/28/2029	11,052	10,861	10,871
						81,621	81,797	10.09%
Finance and Credit Services
Consolidated Information Services Solutions, LLC (4)(10)	SF +	7.47%	11.89%	3/12/2026	2,266	2,203	2,265
Consolidated Information Services Solutions, LLC (4)(10)	SF +	7.47%	11.89%	3/12/2026	531	516	531
						2,719	2,796	0.34%
Gas, Water, and Multi-utilities
Flatiron Energy Holdco LLC (4)(6)(13)	SF +	7.50%	11.79%	10/1/2029	3,775	1,459	1,468
Flatiron Energy Holdco LLC (4)(13)	SF +	7.50% PIK	11.80%	10/1/2029	5,094	4,986	4,991
						6,445	6,459	0.80%
General Industrials
Capripack Debtco PLC (4)(5)(10)	E +	5.75% (incl. 2.50% PIK)	8.49%	1/3/2030	€5,245	5,571	5,672
Capripack Debtco PLC (4)(5)(10)	E +	5.75% (incl. 2.50% PIK)	8.49%	1/3/2030	€28,233	29,990	30,538
Formerra, LLC (4)(10)	SF +	7.25%	11.67%	11/1/2028	5,797	5,762	5,767
Formerra, LLC (4)(10)	SF +	7.25%	11.67%	11/1/2028	233	232	232
						41,555	42,209	5.21%
Health Care Providers
AthenaHealth Group Inc. (8)	SF +	3.00%	7.32%	2/15/2029	9,924	9,947	9,824
Connect America.com, LLC (4)(14)	SF +	5.50%	9.80%	10/11/2029	34,913	34,427	34,681
Diagnostic Services Holdings, Inc. (4)(6)(10)	SF +	5.50%	9.82%	3/15/2027	333	142	142
Diagnostic Services Holdings, Inc. (4)(10)	SF +	5.50%	9.82%	3/15/2027	13,583	13,495	13,512
Diagnostic Services Holdings, Inc. (4)(10)	SF +	5.50%	9.82%	3/15/2027	1,742	1,731	1,733
FC Compassus, LLC (4)(6)(9)	SF +	5.75% (incl 1.50% PIK)	10.07%	11/26/2030	179	17	18
FC Compassus, LLC (4)(6)(9)(20)	SF +	7.00% (incl 2.08% PIK)	11.33%	11/26/2030	1,500	146	151
FC Compassus, LLC (4)(9)(20)	SF +	7.04% (incl. 2.10% PIK)	11.37%	11/26/2030	13,703	13,511	13,550
FC Compassus, LLC (4)(6)(7)				11/26/2030	2,716	(38)	(25)
FC Compassus, LLC (4)(9)	SF +	5.75% (incl. 1.50% PIK)	10.07%	11/26/2030	1,650	1,627	1,635
Indigo Purchaser, Inc. (4)(6)(9)				11/21/2031	2,845	(42)	(24)
Indigo Purchaser, Inc. (4)(6)(9)				11/21/2031	1,942	(28)	(16)
Indigo Purchaser, Inc. (4)(9)	SF +	5.00%	9.30%	11/21/2031	12,457	12,280	12,352
Kabafusion Parent LLC (4)(6)(9)				11/24/2031	1,300	(12)	—
Kabafusion Parent LLC (4)(9)	SF +	5.00%	9.30%	11/24/2031	10,000	9,905	10,100
Precision Medicine Group, LLC (9)	SF +	3.00%	7.40%	11/18/2027	945	937	937
Raven Acquisition Holdings LLC (7)(18)	SF +	3.25%	7.57%	11/19/2031	2,800	2,786	2,770
Raven Acquisition Holdings LLC (6)(7)(18)				11/19/2031	200	(1)	(2)
TTF Lower Intermediate LLC (7)	SF +	3.75%	8.00%	7/18/2031	2,743	2,718	2,702
						103,548	104,040	12.83%

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Household Goods and Home Construction
Lasko Operation Holdings, LLC (4)(7)(17)	SF +	8.00% (incl. 1.50% PIK)		4/14/2025	2,456	2,433	2,168
						2,433	2,168	0.27%
Industrial Engineering
Time Manufacturing Holdings, LLC (4)(9)	SF +	6.50% (incl. 2.00% PIK)	10.96%	12/1/2027	2,600	2,513	2,152
						2,513	2,152	0.27%
Industrial Metals and Mining
Alchemy US Holdco 1 LLC (4)(10)	E +	6.50%	9.11%	7/31/2029	€2,993	3,116	3,127
Alchemy US Holdco 1 LLC (4)(6)(10)	SF +	6.50%	10.79%	7/31/2029	1,206	106	113
Alchemy US Holdco 1 LLC (4)(10)	SF +	6.50%	10.79%	7/31/2029	14,187	13,645	13,699
Star Holding LLC (7)(18)	SF +	4.50%	8.82%	7/31/2031	712	709	698
						17,576	17,637	2.18%
Industrial Support Services
Allied Universal Holdco LLC (8)	SF +	3.75%	8.17%	5/12/2028	7,423	7,438	7,424
Atlas Intermediate III, L.L.C. (4)(10)	SF +	8.25% (incl. 4.00% PIK)	12.54%	10/31/2029	9,111	8,946	8,986
AVSC Holding Corp. (4)(6)(9)	SF +	5.00%	9.32%	12/5/2029	962	59	62
AVSC Holding Corp. (4)(9)	SF +	5.00%	9.32%	12/5/2031	8,243	8,086	8,115
Axiom Buyer, LLC (4)(10)	SF +	6.50%	10.82%	1/14/2030	17,597	17,215	17,286
Axiom Buyer, LLC (4)(6)(10)				1/14/2030	1,905	(45)	(34)
Axiom Buyer, LLC (4)(6)(10)	SF +	6.50%	10.82%	1/14/2030	2,140	565	574
Azalea Topco, Inc. (7)(18)	SF +	3.25%	7.57%	4/30/2031	1,496	1,494	1,490
Neon Maple US Debt Mergersub Inc (5)(7)	SF +	3.00%	7.32%	11/17/2031	4,000	3,990	3,979
NTH Degree Purchaser, Inc (4)(6)(10)				9/10/2030	3,422	(65)	(36)
NTH Degree Purchaser, Inc (4)(6)(10)				9/10/2030	1,792	(33)	(19)
NTH Degree Purchaser, Inc (4)(10)	SF +	5.25%	9.54%	9/10/2030	11,263	11,059	11,143
Team, Inc. (4)(6)(10)				3/12/2030	3,740	(84)	(83)
Team, Inc. (4)(10)	SF +	6.50%	10.83%	3/12/2030	13,090	12,799	12,799
TruckPro, LLC (4)(11)	SF +	7.75%	12.19%	8/16/2028	3,465	3,420	3,329
W3 TopCo LLC (4)(10)	SF +	6.50%	10.80%	3/22/2029	13,693	13,258	13,337
YA Intermediate Holdings II, LLC (4)(6)(9)	SF +	5.00%	9.30%	10/1/2031	2,202	218	234
YA Intermediate Holdings II, LLC (4)(6)(9)	SF +	5.00%	9.32%	10/1/2031	1,083	49	54
YA Intermediate Holdings II, LLC (4)(9)	SF +	5.00%	9.31%	10/1/2031	5,272	5,248	5,273
						93,617	93,913	11.58%
Industrial Transportation
Stonepeak Nile Parent LLC (5)(7)(18)	SF +	2.75%	7.07%	2/4/2032	1,765	1,760	1,760
The Pasha Group (4)(10)	SF +	7.25%	11.67%	7/17/2026	18,450	18,243	18,988
						20,003	20,748	2.56%
Investment Banking and Brokerage Services
Apex Group Treasury LLC (5)(7)	SF +	3.50%	7.82%	2/27/2032	562	560	561
Grant Thornton LLP (7)	SF +	2.75%	7.07%	6/2/2031	5,597	5,597	5,575
Jump Financial LLC (7)	SF +	4.25%	8.55%	2/26/2032	476	474	479
Madonna Bidco Limited (4)(5)(6)(7)	SN +	5.25%	9.71%	10/25/2031	£1,159	16	31
Madonna Bidco Limited (4)(5)(7)	SN +	5.25%	9.80%	10/25/2031	£5,681	7,226	7,270
Orthrus Limited (4)(5)(6)(7)				12/5/2031	£1,773	(39)	(31)
Orthrus Limited (4)(5)(7)	E +	6.25% (incl. 2.75% PIK)	8.71%	12/5/2031	€3,429	3,570	3,661
Orthrus Limited (4)(5)(7)	SN +	6.25% (incl. 2.75% PIK)	10.72%	12/5/2031	£3,840	4,816	4,894
Orthrus Limited (4)(5)(10)	SF +	6.25% (incl. 2.75% PIK)	10.56%	12/5/2031	9,060	8,910	8,940
Travelex Issuerco 2 PLC (4)(5)(12)	SN +	8.00%	12.46%	9/22/2028	£1,729	2,058	2,271

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
							33,188	33,651	4.15%
Life Insurance
OneDigital Borrower LLC (8)	SF +	3.00%	7.32%	7/2/2031		4,963	4,963	4,937
							4,963	4,937	0.61%
Media
AMR GP Limited (4)(5)(7)		10.50% (incl 5.25% PIK)	10.50%	7/10/2034		10,463	10,179	10,370
Endeavor Operating Co LLC (5)(7)	SF +	3.00%	7.32%	3/24/2032		913	909	913
MBS Services Holdings, LLC (4)(10)	SF +	7.50% (incl. 1.50% PIK)	11.96%	2/26/2026		1,529	1,522	1,481
MBS Services Holdings, LLC (4)(10)	SF +	7.50% (incl. 1.50% PIK)	11.95%	2/26/2026		1,011	1,007	979
MBS Services Holdings, LLC (4)(10)	SF +	7.50% (incl. 1.50% PIK)	11.95%	2/26/2026		3,857	3,841	3,737
MBS Services Holdings, LLC (4)(10)	SF +	7.50% (incl. 1.50% PIK)	11.95%	2/26/2026		110	110	107
McGraw-Hill Education Inc (8)(18)	SF +	3.25%	7.57%	8/6/2031		956	956	956
Mood Media Borrower, LLC (4)(10)	SF +	6.75%	11.20%	12/31/2025		19,939	19,916	19,939
Mood Media Borrower, LLC (4)(10)	SF +	6.75%	11.20%	12/31/2025		698	698	698
Mood Media Borrower, LLC (4)(6)(10)	SF +	6.75%	11.20%	12/31/2025		1,761	879	880
							40,017	40,060	4.94%
Medical Equipment and Services
Bausch + Lomb Corporation (5)(8)(18)	SF +	3.25%	7.67%	5/10/2027		1,496	1,496	1,493
Femur Buyer, Inc. (4)(10)	SF +	8.25% (incl. 4.50% PIK)	12.55%	3/18/2030		22,148	21,710	20,841
Patriot Acquisition Topco S.À R.L. (4)(5)(10)	SF +	5.25%	9.69%	1/28/2028		334	333	334
Patriot Acquisition Topco S.À R.L. (4)(5)(10)	SF +	5.25%	9.69%	1/28/2028		518	517	518
Patriot Acquisition Topco S.À R.L. (4)(5)(6)(10)	SF +	5.25%	9.69%	1/28/2028		61	48	49
Patriot Acquisition Topco S.À R.L. (4)(5)(6)(10)	SF +	5.25%	9.67%	1/28/2028		78	41	42
Spruce Bidco II Inc. (4)(6)(9)				1/31/2032		4,493	(66)	(66)
Spruce Bidco II Inc. (4)(9)	SF +	5.00%	9.32%	1/31/2032		16,924	16,676	16,676
Spruce Bidco II Inc. (4)(9)	C +	5.00%	7.72%	1/31/2032	C$	3,535	2,405	2,421
Spruce Bidco II Inc. (4)(9)	TN +	5.25%	6.00%	1/31/2032		¥379,775	2,416	2,496
							45,576	44,804	5.52%
Non-life Insurance
HUB International Ltd (7)	SF +	2.50%	6.79%	6/20/2030		9,454	9,454	9,425
International Construction Products, LLC (4)(5)(7)		15.25% PIK	15.25%	9/5/2034		1,075	1,075	1,075
Kowalski Trust (4)(5)(7)		16.00% PIK	16.00%	5/31/2034		18,030	17,722	18,030
							28,251	28,530	3.52%
Pharmaceuticals and Biotechnology
Azurity Pharmaceuticals Inc (4)(10)	SF +	7.00%	11.29%	3/14/2030		46,365	45,447	45,447
Azurity Pharmaceuticals Inc (4)(6)(10)				3/14/2030		4,037	(80)	(80)
Creek Parent, Inc. (4)(6)(9)				12/18/2031		2,754	(43)	(33)
Creek Parent, Inc. (4)(9)	SF +	5.25%	9.57%	12/18/2031		15,188	14,951	15,004
Endo Finance Holdings Inc (8)	SF +	4.00%	8.32%	4/23/2031		4,975	4,986	4,939
RBP Global Holdings Limited (4)(5)(9)	SF +	5.25%	9.80%	11/4/2030		17,115	16,516	16,541
RBP Global Holdings Limited (4)(5)(6)(9)				11/4/2030		3,878	(136)	(130)
Syneos Health Inc (7)	SF +	4.00%	8.30%	9/27/2030		4,950	4,959	4,740
WCG Intermediate Corp (10)	SF +	3.00%	7.32%	2/25/2032		2,750	2,736	2,728
							89,336	89,156	11.00%
Retailers
Great Outdoors Group, LLC (9)	SF +	3.25%	7.57%	1/23/2032		2,039	2,029	2,037
Johnstone Supply LLC (7)	SF +	2.50%	6.82%	6/9/2031		13,568	13,560	13,476

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Knitwell Borrower LLC (4)(10)	SF +	7.75%	12.19%	7/28/2027	2,145	2,107	2,111
Knitwell Borrower LLC (4)(10)	SF +	7.75%	12.19%	7/28/2027	14,838	14,461	14,604
Petsmart LLC (9)	SF +	3.75%	8.17%	2/11/2028	9,923	9,940	9,788
Staples, Inc. (8)	SF +	5.75%	10.04%	9/4/2029	12,377	11,885	11,027
White Cap Buyer, LLC (7)	SF +	3.25%	7.57%	10/19/2029	1,995	1,986	1,939
						55,968	54,982	6.78%
Software and Computer Services
Alegeus Technologies Holdings Corp. (4)(10)	SF +	6.75%	11.05%	11/5/2029	34,869	34,066	34,212
Boreal Bidco (4)(5)(6)(7)				3/26/2032	€1,209	(29)	(29)
Boreal Bidco (4)(5)(7)	E +	7.25% (incl. 5.75% PIK)	9.61%	3/26/2032	€13,603	14,299	14,384
Central Parent LLC (7)	SF +	3.25%	7.55%	7/6/2029	1,616	1,609	1,392
CF Newco, Inc. (4)(6)(11)	SF +	6.25%	10.55%	12/10/2029	2,500	1,727	1,733
CF Newco, Inc. (4)(11)	SF +	6.25%	10.54%	12/10/2029	32,256	31,953	32,039
Cotiviti Inc (7)	SF +	2.75%	7.07%	5/1/2031	4,950	4,984	4,851
Delta Topco, Inc. (7)	SF +	2.75%	7.07%	11/30/2029	4,963	4,995	4,913
Einstein Parent, Inc. (4)(6)(9)				1/22/2031	2,707	(52)	(52)
Einstein Parent, Inc. (4)(9)	SF +	6.50%	11.29%	1/22/2031	26,128	25,622	25,622
Espresso Bidco Inc. (4)(6)(9)				3/25/2032	3,583	(54)	(54)
Espresso Bidco Inc. (4)(6)(9)				3/25/2032	1,593	(24)	(24)
Espresso Bidco Inc. (4)(9)	SF +	5.75% (incl. 3.13% PIK)	10.05%	3/25/2032	12,940	12,746	12,746
Finastra USA, Inc. (10)	SF +	7.25%	11.43%	9/13/2029	16,659	16,412	16,742
Kaseya Inc (7)(18)	SF +	3.25%	7.57%	3/22/2032	2,647	2,634	2,642
LMI Inc/DE (8)	SF +	3.50%	7.92%	10/2/2028	1,390	1,376	1,366
Mediaocean LLC (8)	SF +	3.50%	7.92%	12/15/2028	1,541	1,540	1,540
Mitchell International Inc (8)	SF +	3.25%	7.57%	6/17/2031	4,975	4,952	4,923
New Era Technology Inc (4)(7)(17)	SF +	6.25%		10/31/2026	4,255	4,188	3,247
New Era Technology Inc (4)(7)(17)	SF +	6.25%		10/30/2026	4,154	4,088	3,169
New Era Technology Inc (4)(7)(17)	SF +	6.25%		10/31/2026	2,543	2,503	1,940
Project Ruby Ultimate Parent Corp (7)(18)	SF +	3.00%	7.44%	3/10/2028	1,995	1,995	1,991
Proofpoint, Inc. (8)(18)	SF +	3.00%	7.32%	8/31/2028	997	997	995
Stack Sports Buyer, LLC (4)(6)(9)				3/31/2031	4,071	(61)	(61)
Stack Sports Buyer, LLC (4)(6)(9)				3/31/2031	2,994	(45)	(45)
Stack Sports Buyer, LLC (4)(9)	SF +	5.75% (incl. 3.13% PIK)	10.05%	3/31/2031	18,318	18,044	18,044
Storable Inc (7)	SF +	3.25%	7.57%	4/16/2031	1,682	1,680	1,674
Tango Bidco SAS (4)(5)(6)(7)	E +	5.00%	7.79%	10/17/2031	€1,844	1,298	1,319
Tango Bidco SAS (4)(5)(6)(7)				10/17/2031	€348	(6)	(11)
Tango Bidco SAS (4)(5)(7)	E +	5.00%	7.79%	10/17/2031	€4,646	4,962	4,880
Technology Growth Capital Pty Ltd (4)(5)(10)	SF +	6.50%	10.81%	7/2/2030	3,544	3,459	3,522
Tricentis Operations Holdings Inc (4)(9)	SF +	6.25% (incl 4.88% PIK)	10.55%	2/11/2032	18,742	18,559	18,559
Tricentis Operations Holdings Inc (4)(6)(9)				2/11/2032	2,713	(27)	(27)
Tricentis Operations Holdings Inc (4)(6)(9)				2/11/2032	3,748	(37)	(37)
UKG Inc (7)	SF +	3.00%	7.30%	2/10/2031	3,970	3,984	3,966
WorkWave Intermediate II, LLC (4)(9)	SF +	7.00% (incl. 3.50% PIK)	11.40%	6/29/2027	11,051	10,929	11,051
						235,266	233,122	28.76%
Technology Hardware and Equipment
CC WDW Borrower, Inc. (4)(10)	SF +	6.75%	11.19%	1/27/2028	3,181	2,941	3,141
						2,941	3,141	0.39%
Telecommunications Equipment

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Guardian US Holdco LLC (8)	SF +	3.50%	7.80%	1/31/2030		1,985	1,978	1,958
IPC Corp. (4)(10)	SF +	6.50% (incl. 1.00% PIK)	10.94%	10/1/2027		6,684	6,498	6,471
Ribbon Communications Operating Company, Inc (4)(5)(10)	SF +	6.25%	10.57%	6/21/2029		7,445	7,319	7,378
Ribbon Communications Operating Company, Inc (4)(5)(6)(10)				6/21/2029		849	(14)	(8)
							15,781	15,799	1.95%
Travel and Leisure
Equinox Holdings, Inc. (4)(10)	SF +	8.25% (incl. 4.13% PIK)	12.55%	3/8/2029		10,149	9,959	10,014
Fertitta Entertainment LLC/NV (8)	SF +	3.50%	7.82%	1/27/2029		4,962	4,983	4,892
Flynn Restaurant Group LP (7)	SF +	3.75%	8.07%	1/28/2032		2,019	2,009	1,983
HB ACQUISITIONCO PTY LTD (4)(5)(8)	B +	6.50%	10.76%	8/7/2029	A$	3,789	2,498	2,320
HB ACQUISITIONCO PTY LTD (4)(5)(6)(8)	B +	6.50%	10.76%	8/7/2029	A$	421	49	47
Lakeland Tours LLC (4)(9)	SF +	7.75%	12.16%	3/31/2028		2,803	2,708	2,691
Lakeland Tours LLC (4)(9)	SF +	7.75%	12.16%	3/31/2028		3,600	3,478	3,456
Lakeland Tours LLC (4)(6)(9)	SF +	7.75%	12.20%	4/1/2027		1,126	160	152
LC Ahab US Bidco LLC (4)(7)	SF +	3.00%	7.32%	5/1/2031		617	615	613
Saga Mid Co Limited (4)(5)(6)(10)				2/27/2031		£8,364	(261)	(266)
Saga Mid Co Limited (4)(5)(10)	SN +	6.75%	11.22%	2/27/2031		£28,019	34,440	35,306
Saga Mid Co Limited (4)(5)(6)(10)				7/29/2030		£4,182	(130)	(133)
The One Group, LLC (4)(10)	SF +	6.50%	10.79%	5/1/2029		6,738	6,573	6,624
The One Group, LLC (4)(6)(7)				10/31/2028		887	(21)	(26)
Travel Leaders Group, LLC (4)(12)	SF +	7.50% (incl. 3.50% PIK)	11.92%	3/27/2028		3,675	3,729	3,668
							70,789	71,341	8.80%
Total First Lien Debt							$1,200,887	$1,199,438	147.97%

Second Lien Debt
Non-Life Insurance
International Construction Products, LLC (4)(5)(7)		15.25% PIK	15.25%	9/5/2034		$2,861	$2,861	$2,861
							2,861	2,861	0.35%
Travel and Leisure
Equinox Holdings, Inc. (4)(7)		16.00% PIK	16.00%	6/30/2027		1,478	1,452	1,453
							1,452	1,453	0.18%
Total Second Lien Debt							$4,313	$4,314	0.53%

Other Secured Debt
Asset Based Lending and Fund Finance
TPG VIII Merlin New Holdings I, L.P. (4)(5)(10)	SF +	6.50%	10.79%	3/15/2027		$14,723	$14,531	$14,589
							14,531	14,589	1.80%
Electricity
IDF 9 Financeco, LLC (4)(6)(15)	SF +	9.50%	13.80%	3/28/2031		2,518	1,847	1,847
							1,847	1,847	0.23%
Real Estate Investment and Services
Link Apartments Opportunity Zone REIT, LLC (4)(6)(15)	SF +	7.50%	11.80%	12/27/2029		1,039	79	82
Link Apartments Opportunity Zone REIT, LLC (4)(15)	SF +	7.50%	11.80%	12/27/2029		1,819	1,784	1,789
							1,863	1,871	0.23%
Total Other Secured Debt							$18,241	$18,307	2.26%

Unsecured Debt
Medical Equipment and Services

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Corza Medical S.À R.L. (4)(5)(7)		14.00% PIK	14.00%	2/13/2030	$17,461	$17,219	$17,971
						17,219	17,971	2.22%
Total Unsecured Debt						$17,219	$17,971	2.22%

Preferred Equity
Consumer Services
LC8 Cirrostratus L.P. (4)(5)(10)(19)	SF +	7.00% PIK	11.30%	2/8/2029	1,575	$1,548	$1,556
						1,548	1,556	0.19%
Electricity
IDF 9 Financeco, LLC (4)(6)(18)(19)					1,055,302	774	774
						774	774	0.10%
Personal Goods
Kendra Scott Design, Inc. (4)(19)					23,997	24,270	27,830
						24,270	27,830	3.43%
Travel and Leisure
The ONE Group Hospitality, Inc. (4)(19)					1,000	877	1,027
						877	1,027	0.13%
Total Preferred Equity						$27,469	$31,187	3.85%

Other Equity Investments
Electricity
IDF 8 Topco, LLC (4)(18)(19) - Series B-1 Units					230,248	$230	$230
IDF 8 Topco, LLC (4)(18)(19) - Series B-2 Units					230,248	230	230
						460	460	0.06%
Media
Racing Point UK Holdings Limited (4)(5)(19) - Ordinary Shares					1,675	10,047	10,362
						10,047	10,362	1.27%
Personal Care, Drug and Grocery Stores
AP Himalaya Co-Invest, L.P. (4)(19) - LP Interest					25,000	25,082	26,292
						25,082	26,292	3.24%
Pharmaceuticals and Biotechnology
Creek Feeder, L.P. (4)(19) - LP Interest					10,000	10,000	10,000
						10,000	10,000	1.23%
Travel and Leisure
The ONE Group Hospitality, Inc. - B-2 Warrants (4)(19)					6,667	12	3
The ONE Group Hospitality, Inc. - A-2 Warrants (4)(19)					11,911	61	36
						73	39	—%
Total Other Equity Investments						$45,662	$47,153	5.81%
Total Investments - Non-Controlled/Non-Affiliated						$1,313,791	$1,318,370	162.64%

Cash Equivalents
Dreyfus Government Cash Management (5)					$13,493	$13,493	$13,493
BNY Mellon US Treasury Fund (5)					2,359	2,359	2,359
Total Cash Equivalents						$15,852	$15,852	1.96%
Total Investment Portfolio and Cash Equivalents						$1,329,643	$1,334,222	164.60%
(1) Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in U.S. dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments and the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral under its credit facility unless otherwise indicated.

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)
(2) The majority of the investments bear interest at a rate that may be determined by reference to the Prime Rate (“Prime” or “P”), Sterling Overnight Index Average ("SONIA" or "SN"), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate ("SOFR" or "SF"), Canadian Dollar Offered Rate ("CDOR" or "C"), Tokyo Overnight Average Rate (“TONA” or “TN”), Singapore Overnight Rate Average (“SORA”), Bloomberg Short Term Bank Yield Index (“BS”), or Bank Bill Swap Rate ("BBSW" or "B") which reset daily, monthly, quarterly, semiannually or annually. For each such investment, the Company has provided the spread over Prime, SONIA, E, SOFR, CDOR, SORA, BS or BBSW and the current contractual interest rate in effect at March 31, 2025. Certain investments are subject to a Prime, or SOFR interest rate floor, or rate cap. Certain investments contain a payment-in-kind (“PIK”) provision. SOFR-based contracts may include a credit spread adjustment, which is included within the stated all-in interest rate, if applicable, that is charged in addition to the base rate and the stated spread.
(3) The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").
(4) These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by HPS Advisors, LLC (the “Adviser”) as the Company’s valuation designee, subject to the oversight of the Board of Trustees (the “Board”) (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(5) The investment is not a qualifying asset, in whole or in part, under Section 55(a) of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2025, non-qualifying assets represented 19.2% of total assets as calculated in accordance with regulatory requirements.
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

Investments-non-controlled/non-affiliated	Commitment Type	Unfunded Commitment	Fair Value
Alchemy US Holdco 1 LLC	1st Lien Senior Secured Delayed Draw Loan	$1,051	$(37)
American Academy Holdings, LLC	1st Lien Senior Secured Revolving Loan	160	(3)
AVSC Holding Corp.	1st Lien Senior Secured Revolving Loan	885	(14)
Axiom Buyer, LLC	1st Lien Senior Secured Delayed Draw Loan	1,905	(34)
Axiom Buyer, LLC	1st Lien Senior Secured Revolving Loan	1,528	(27)
Azurity Pharmaceuticals Inc	1st Lien Senior Secured Revolving Loan	4,037	(80)
Boreal Bidco	1st Lien Senior Secured Delayed Draw Loan	1,308	(30)
Carbon Topco, Inc.	1st Lien Senior Secured Revolving Loan	1,332	(19)
CF Newco, Inc.	1st Lien Senior Secured Revolving Loan	750	(5)
Citrin Cooperman Advisors LLC	1st Lien Senior Secured Delayed Draw Loan	128	(1)
Creek Parent, Inc.	1st Lien Senior Secured Revolving Loan	2,754	(33)
Diagnostic Services Holdings, Inc.	1st Lien Senior Secured Revolving Loan	188	(1)
Einstein Parent, Inc.	1st Lien Senior Secured Revolving Loan	2,707	(52)
Espresso Bidco Inc.	1st Lien Senior Secured Delayed Draw Loan	3,583	(54)
Espresso Bidco Inc.	1st Lien Senior Secured Revolving Loan	1,593	(24)
FC Compassus, LLC	1st Lien Senior Secured Delayed Draw Loan	1,332	(15)
FC Compassus, LLC	1st Lien Senior Secured Delayed Draw Loan	159	(1)
FC Compassus, LLC	1st Lien Senior Secured Revolving Loan	2,716	(25)
Flatiron Energy Holdco LLC	1st Lien Senior Secured Delayed Draw Loan	2,231	(45)
HB ACQUISITIONCO PTY LTD	1st Lien Senior Secured Delayed Draw Loan	211	(4)
IDF 8 Borrower, LLC	1st Lien Senior Secured Delayed Draw Loan	791	(48)
IDF 8 Borrower, LLC	1st Lien Senior Secured Delayed Draw Loan	1,187	(72)
IDF 9 Financeco, LLC	Preferred Equity	271	(3)
IDF 9 Financeco, LLC	Other Secured Debt Delayed Draw Loan	646	(6)
Indigo Purchaser, Inc.	1st Lien Senior Secured Delayed Draw Loan	2,845	(24)
Indigo Purchaser, Inc.	1st Lien Senior Secured Revolving Loan	1,942	(16)
Kabafusion Parent LLC	1st Lien Senior Secured Revolving Loan	1,300	—
Lakeland Tours LLC	1st Lien Senior Secured Revolving Loan	938	(30)
Link Apartments Opportunity Zone REIT, LLC	Other Secured Debt Delayed Draw Loan	941	(15)
Madonna Bidco Limited	1st Lien Senior Secured Delayed Draw Loan	1,453	(14)
Matrix Renewables (Devco) USA LLC	1st Lien Senior Secured Delayed Draw Loan	2,500	(41)
Montagu Lux Finco Sarl	1st Lien Senior Secured Delayed Draw Loan	7,556	(149)
Mood Media Borrower, LLC	1st Lien Senior Secured Revolving Loan	880	—
NRD Construction, LLC	1st Lien Senior Secured Delayed Draw Loan	26,833	(555)
NTH Degree Purchaser, Inc	1st Lien Senior Secured Delayed Draw Loan	3,422	(36)
NTH Degree Purchaser, Inc	1st Lien Senior Secured Revolving Loan	1,792	(19)
Orthrus Limited	1st Lien Senior Secured Delayed Draw Loan	2,291	(31)

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments-non-controlled/non-affiliated	Commitment Type	Unfunded Commitment	Fair Value
Palmetto Solar, LLC	1st Lien Senior Secured Delayed Draw Loan	12,904	(153)
Patriot Acquisition Topco S.À R.L.	1st Lien Senior Secured Delayed Draw Loan	12	—
Patriot Acquisition Topco S.À R.L.	1st Lien Senior Secured Revolving Loan	36	—
Raven Acquisition Holdings LLC	1st Lien Senior Secured Delayed Draw Loan	200	(2)
RBP Global Holdings Limited	1st Lien Senior Secured Revolving Loan	3,878	(130)
RH Buyer, Inc.	1st Lien Senior Secured Revolving Loan	3,831	(74)
Ribbon Communications Operating Company, Inc	1st Lien Senior Secured Revolving Loan	849	(8)
Saga Mid Co Limited	1st Lien Senior Secured Delayed Draw Loan	10,805	(266)
Saga Mid Co Limited	1st Lien Senior Secured Revolving Loan	5,403	(133)
Spruce Bidco II Inc.	1st Lien Senior Secured Revolving Loan	4,493	(66)
Stack Sports Buyer, LLC	1st Lien Senior Secured Delayed Draw Loan	4,071	(61)
Stack Sports Buyer, LLC	1st Lien Senior Secured Revolving Loan	2,994	(45)
Sunraycer HPS Borrower LLC	1st Lien Senior Secured Delayed Draw Loan	2,930	(48)
Tango Bidco SAS	1st Lien Senior Secured Delayed Draw Loan	376	(11)
Tango Bidco SAS	1st Lien Senior Secured Delayed Draw Loan	618	(18)
Team, Inc.	1st Lien Senior Secured Delayed Draw Loan	3,740	(83)
Tex-Tech Industries, Inc.	1st Lien Senior Secured Delayed Draw Loan	2,010	(19)
Tex-Tech Industries, Inc.	1st Lien Senior Secured Revolving Loan	1,743	(17)
The One Group, LLC	1st Lien Senior Secured Revolving Loan	887	(26)
Tricentis Operations Holdings Inc	1st Lien Senior Secured Delayed Draw Loan	3,749	(37)
Tricentis Operations Holdings Inc	1st Lien Senior Secured Revolving Loan	2,713	(27)
YA Intermediate Holdings II, LLC	1st Lien Senior Secured Delayed Draw Loan	1,968	—
YA Intermediate Holdings II, LLC	1st Lien Senior Secured Revolving Loan	1,029	—
Total		$159,385	$(2,787)

(7) There are no interest rate floors on these investments.
(8) The interest rate floor on these investments as of March 31, 2025 was 0.50%.
(9) The interest rate floor on these investments as of March 31, 2025 was 0.75%.
(10) The interest rate floor on these investments as of March 31, 2025 was 1.00%.
(11) The interest rate floor on these investments as of March 31, 2025 was 1.50%.
(12) The interest rate floor on these investments as of March 31, 2025 was 2.00%.
(13) The interest rate floor on these investments as of March 31, 2025 was 2.50%
(14) The interest rate floor on these investments as of March 31, 2025 was 2.75%
(15) The interest rate floor on these investments as of March 31, 2025 was 3.00%
(16) The interest rate floor on these investments as of March 31, 2025 was 3.25%.
(17) Loan was on non-accrual status as of March 31, 2025.
(18) These investments are not pledged as collateral under the Revolving Credit Facility.

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)
(19) Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted security” under the Securities Act. As of March 31, 2025, the aggregate fair value of these securities is $78,340, or 9.66% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
LC8 Cirrostratus L.P.	Class A Units	August 8, 2024
IDF 9 Financeco, LLC	Series B Units	March 28, 2025
Kendra Scott Design, Inc.	Senior Preferred Stock	September 12, 2024
The ONE Group Hospitality, Inc.	Series A Preferred Stock	May 1, 2024
IDF 8 Topco, LLC	Series B-1 Units	November 18, 2024
IDF 8 Topco, LLC	Series B-2 Units	November 18, 2024
Racing Point UK Holdings Limited	Ordinary Shares	July 9, 2024
AP Himalaya Co-Invest, L.P.	LP Interest	September 18, 2024
Creek Feeder, L.P.	LP Interest	December 16, 2024
The ONE Group Hospitality, Inc.	A-2 Warrants	May 1, 2024
The ONE Group Hospitality, Inc.	B-2 Warrants	May 1, 2024
(20) Reflects a "last out" tranche of the portfolio company's senior term debt that was previously syndicated by the Company into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

ADDITIONAL INFORMATION
Foreign currency forward contracts:

Currency Purchased	Currency Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
U.S. Dollars 38,745	Euro 34,893	SMBC Capital Markets, Inc.	September 23, 2025	$632
U.S. Dollars 32,622	Euro 29,828	SMBC Capital Markets, Inc.	June 23, 2025	208
U.S. Dollars 2,649	Australian Dollar 3,935	SMBC Capital Markets, Inc.	June 23, 2025	189
U.S. Dollars 32,453	British Pound 25,101	SMBC Capital Markets, Inc.	June 23, 2025	27
U.S. Dollars 36,302	British Pound 28,733	SMBC Capital Markets, Inc.	December 23, 2026	(650)
U.S. Dollars 2,531	Canadian Dollar 3,599	SMBC Capital Markets, Inc.	June 23, 2025	20
U.S. Dollars 2,611	Japanese Yen 385,409	SMBC Capital Markets, Inc.	June 23, 2025	16
Total				$442

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
(19) Security acquired in transaction exempt from registration under the Securities Act, and may be deemed to be “restricted security” under the Securities Act. As of December 31, 2024, the aggregate fair value of these securities is $73,813, or 11.32% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

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

HPS Corporate Capital Solutions Fund
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
Note 1. Organization

HPS Corporate Capital Solutions Fund (the “Company”) is a Delaware statutory trust formed on August 10, 2023 and commenced operations on April 8, 2024. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In addition, the Company intends to elect to be treated for federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with its tax year ended December 31, 2024, and intends to operate in a manner so as to continue to qualify as a RIC in each taxable year thereafter. The Company is managed by HPS Advisors, LLC (the “Adviser”), a wholly-owned subsidiary of HPS Investment Partners, LLC (“HPS” or the “Administrator”).

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

Subscriptions to purchase the Company’s common shares of beneficial interest, par value $0.01 per share (the “Common Shares”) may be made on an ongoing basis, but investors currently may only purchase the Company’s Common Shares pursuant to accepted monthly subscription orders effective as of the first calendar day of each month. The Company, in its sole discretion, may determine to accept subscriptions on a less frequent basis than monthly and may begin accepting subscriptions on a quarterly (as opposed to monthly) basis (the “Subscription Frequency”) in the future. However, the Company may determine not to change the Subscription Frequency at all. The purchase price for the Common Shares on April 8, 2024 (the “Initial Closing”) was $25.00 per share. Thereafter, the purchase price per share equals the net asset value (“NAV”) per share, as of the last calendar day of the month immediately prior to the effective date of the share purchase. HPS Securities, LLC (the “Managing Dealer”), and the participating brokers will use their best efforts to sell shares, but are not obligated to purchase or sell any specific amount of shares. The Managing Dealer intends to enter into additional placement agreements with broker-dealers in connection with the private offering of the Company’s Common Shares (the “Private Offering”).

At the Initial Closing, the Company issued unregistered Common Shares in the Company, par value $0.01, to certain accredited investors in the Initial Closing of its Private Offering. The terms of the Private Offering required the Company to deposit all subscription proceeds in an escrow account with the Bank of New York Mellon, as escrow agent, until (i) the Company received subscriptions of at least $200.0 million; and (ii) the Company’s Board of Trustees (the “Board”) authorized the release of funds in the escrow account. On April 8, 2024, the Company’s Board authorized the release from escrow of the subscription proceeds of approximately $220.7 million and the Company issued and sold 8,827,880 shares to such accredited investors. The offer and sale of the Common Shares was exempt from the registration provisions of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act, Regulation D thereunder, and/or Regulation S thereunder.

On December 3, 2024, HPS entered into an agreement with BlackRock, Inc. (NYSE: BLK) for BlackRock, Inc. to acquire 100% of HPS (the “HPS/BlackRock Transaction”). The acquisition is subject to receipt of certain consents from investors in HPS funds and accounts, regulatory approvals and satisfaction of other customary closing conditions and is expected to close in mid-2025. As of March 31, 2025, the Company’s management does not expect that the acquisition will materially impact the Company.

Note 2. Significant Accounting Policies
Basis of Presentation
The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 6 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair statement of the consolidated financial statements for the interim periods presented have been included. All intercompany balances and transactions have been eliminated. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2025.
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
•The Valuation Committee then determines fair value marks for each of the Company’s portfolio investments; and
•The Board and Audit Committee periodically review the valuation process and provide oversight in accordance with the requirements of Rule 2a-5 under the 1940 Act.
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
Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the three months ended March 31, 2025, the Company recorded non-recurring interest income of $0.1 million (e.g. prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts).
Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2025 and December 31, 2024, the Company had two and zero portfolio companies on non-accrual status, respectively.
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

Dividend Income
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies. To the extent a preferred equity security contains PIK provisions, PIK dividends, computed at the contractual rate specified in each applicable agreement, are accrued and recorded as dividend income and added to the principal balance of the preferred equity security. PIK dividends added to the principal balance are generally collected upon redemption of the equity. For the three months ended March 31, 2025, the Company did not record any dividend income.
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
Deferred Financing Costs
Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. These expenses are deferred and amortized into interest expense over the life of the related debt instrument using the straight-line method. Deferred financing costs related to revolving credit facilities are presented separately as an asset on the Company’s Consolidated Statements of Assets and Liabilities.

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

In addition, pursuant to the excise tax distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner in each taxable year an amount at least equal to the sum of (1)

98% of its ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. To the extent that it determines that estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company will accrue excise taxes, if any, on estimated undistributed taxable income.

For the three months ended March 31, 2025, the Company accrued $0.1 million of U.S. federal excise tax.

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
The Company has adopted a distribution reinvestment plan pursuant to which shareholders will have their cash distributions (net of applicable withholding taxes) automatically reinvested in additional shares of the Company's Common Shares unless they elect to receive their distributions in cash.

Segment Reporting

In accordance with ASC Topic 280—Segment Reporting (“ASC 280”), the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.

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

Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standard updates (“ASUs”) issued by the FASB. The Company has assessed currently issued ASUs and has determined that they are not applicable or are expected to have minimal impact on its consolidated financial statements.

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

The closing of the HPS/BlackRock Transaction will result in the automatic termination of the Company's current investment advisory agreement with the Adviser (the “Current Investment Advisory Agreement”) under the 1940 Act. Accordingly, the Board approved a new investment advisory agreement between the Company and the Adviser (the “New Investment Advisory Agreement”), which will replace the Current Investment Advisory Agreement and become effective at the closing of the HPS/BlackRock Transaction. During a special meeting of shareholders held on April 16, 2025, the shareholders of the Company approved the New Investment Advisory Agreement

Our investment strategy and team, including our executive officers, are expected to remain materially unchanged, and the HPS/BlackRock Transaction is not expected to have a material impact on our operations. All material terms remain unchanged from the Current Investment Advisory Agreement to the New Investment Advisory Agreement, including the management and incentive fees payable by the Company.

On January 15, 2025, Colbert Cannon and Grishma Parekh notified the Board of the Company that they are resigning from the Board effective and contingent upon the closing of the HPS/BlackRock Transaction in order to comply with the Section 15(f) safe harbor provisions of the 1940 Act. Following the closing of the HPS/BlackRock Transaction, Mr. Cannon and Ms. Parekh are expected to continue to serve in their existing roles at HPS and the Adviser and, with respect to Mr. Cannon, as a member of the Investment Committee of the Company. If the HPS/BlackRock Transaction does not close, Mr. Cannon and Ms. Parekh will not resign from the Board, and they are expected to continue to serve as Trustees of the Company and in their existing roles at HPS and the Adviser. Neither Mr. Cannon’s notice nor Ms. Parekh’s notice to resign from the Board of the Company were the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

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

The Adviser agreed to waive its base management fee from the Initial Closing through March 31, 2025. For the three months ended March 31, 2025, base management fees earned were $2.3 million, all of which were voluntarily waived by the Adviser. As of March 31, 2025 and December 31, 2024, no amounts were payable to the Adviser related to management fees.
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

The Adviser agreed to waive its income based incentive fee from the Initial Closing through March 31, 2025. For the three months ended March 31, 2025, income based incentive fees were $2.8 million, all of which was voluntarily waived by the Adviser. As of March 31, 2025 and December 31, 2024, no amounts were payable to the Adviser relating to income based incentive fees.

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

For the three months ended March 31, 2025, capital gains incentive fees were $(0.3) million. As of March 31, 2025 and December 31, 2024, the Company accrued $0.6 million and $0.9 million, respectively, of capital gains incentive fees, none of which were payable under the Investment Advisory Agreement.

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

For the three months ended March 31, 2025, the Company incurred $0.4 million, in expenses under the Administration Agreement, which were recorded in “administrative service expenses” in the Company’s Consolidated Statements of Operations. As of March 31, 2025 and December 31, 2024, all expenses under the Administration Agreement were paid by the Adviser on behalf of the Company under the Expense Support Agreement, and as such, there were no amounts payable for such expenses included in “due to affiliates” in the Consolidated Statements of Assets and Liabilities.

The current Administration Agreement will be terminated as a result of the HPS/BlackRock Transaction. Accordingly, the Board has approved a new administration agreement between the Company and the Administrator, with the material terms unchanged from the current agreement, set to take effect at the time of the closing of the HPS/BlackRock Transaction.

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

Managing Dealer Agreement

The Company has entered into a Managing Dealer Agreement (the “Managing Dealer Agreement”) with the Managing Dealer. The Managing Dealer is entitled to receive shareholder servicing and/or distribution fees in arrears on a quarterly or monthly basis, as applicable based on the Subscription Frequency, commencing no later than the first full calendar quarter after the Initial Closing, at an annual rate of 0.25% of the value of the Company’s net assets attributable to the Common Shares as of the beginning of the first calendar day of the subscription period, whether monthly or quarterly. The shareholder servicing and/or distribution fees are payable to the Managing Dealer, but the Managing Dealer anticipates that all or a portion of the shareholder servicing and/or distribution fees will be retained by, or reallowed (paid) to, participating broker-dealers. The Managing Dealer agreed to waive the shareholder servicing and/or distribution fee from the Initial Closing through March 31, 2025.

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
For the three months ended March 31, 2025, the Company accrued shareholder servicing and/or distribution fees of $0.5 million, attributable to Common Shares, all of which were waived during the period.

The current Managing Dealer Agreement will be terminated as a result of the HPS/BlackRock Transaction. Accordingly, the Board approved a new managing dealer agreement between the Company and the Managing Dealer, with the material terms unchanged from the current agreement, set to take effect at the time of the closing of the HPS/BlackRock Transaction.

Expense Support and Conditional Reimbursement Agreement

On January 9, 2024, the Company entered into an Expense Support and Conditional Reimbursement Agreement with the Adviser (the “Expense Support Agreement”). Pursuant to the Expense Support Agreement, the Adviser may elect to pay certain expenses on the Company’s behalf (an “Expense Payment”), provided that no portion of the payment will be used to pay any interest expense or shareholder servicing and/or distribution fees of the Company. Any Expense Payment that the Adviser has committed to pay must be paid by the Adviser to the Company in any combination of cash or other immediately available funds no later than forty-five days after such commitment was made in writing, and/or offset against amounts due from the Company to the Adviser or its affiliates.

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

The following table presents a summary of Expense Payments and the related Reimbursement Payments since the Company's commencement of operations:

For the Quarter Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
June 30, 2024(1)	$2,678	$—	$2,678
September 30, 2024	1,855	—	1,855
December 31, 2024	1,555	—	1,555
March 31, 2025	2,061	—	2,061
Total	$8,149	$—	$8,149

(1) Included in this amount is $0.7 million of Expense Payments made by the Adviser relating to expenses incurred by the Company during the year ended December 31, 2023.
Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	March 31, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$1,200,887	$1,199,438	90.97%	$870,389	$870,467	88.38%
Second lien debt	4,313	4,314	0.33	5,329	5,329	0.54
Other secured debt	18,241	18,307	1.39	17,911	17,960	1.82
Unsecured debt	17,219	17,971	1.36	16,624	17,385	1.77
Preferred equity	27,469	31,187	2.37	26,650	28,588	2.90
Other equity investments	45,662	47,153	3.58	45,662	45,225	4.59
Total	$1,313,791	$1,318,370	100.00%	$982,565	$984,954	100.00%

The industry composition of investments at fair value was as follows:

	March 31, 2025		December 31, 2024
	Fair Value	Percentage of Total Investments at Fair Value	Fair Value	Percentage of Total Investments at Fair Value
Aerospace and Defense	$94,819	7.20%	$52,778	5.36%
Asset Based Lending and Fund Finance	20,105	1.52	16,198	1.66
Automobiles and Parts	5,847	0.44	4,802	0.49
Beverages	33,458	2.54	34,111	3.46
Chemicals	38,146	2.89	22,999	2.34
Construction and Materials	12,798	0.97	9,789	0.99
Consumer Services	16,968	1.29	17,468	1.77
Electricity	84,878	6.44	50,806	5.16
Finance and Credit Services	2,796	0.21	2,807	0.28
Gas, Water and Multi-utilities	6,459	0.49	4,742	0.48
General Industrials	42,209	3.20	40,719	4.13
Health Care Providers	104,040	7.91	96,799	9.83
Household Goods and Home Construction	2,168	0.16	2,407	0.24
Industrial Engineering	2,152	0.16	2,272	0.23
Industrial Metals and Mining	17,637	1.34	16,829	1.71
Industrial Support Services	93,913	7.12	77,682	7.89
Industrial Transportation	20,748	1.57	18,352	1.86
Investment Banking and Brokerage Services	33,651	2.55	37,519	3.81
Life Insurance	4,937	0.37	4,994	0.51
Media	50,422	3.82	47,722	4.85
Medical Equipment and Services	62,775	4.76	39,761	4.04
Non-Life Insurance	31,391	2.38	27,577	2.80
Personal Care, Drug and Grocery Stores	26,292	1.99	25,000	2.54
Personal Goods	27,830	2.11	26,110	2.65
Pharmaceuticals and Biotechnology	99,156	7.52	46,310	4.70
Real Estate Investment and Services	1,871	0.14	1,762	0.18
Retailers	54,982	4.17	58,888	5.98
Software and Computer Services	233,122	17.70	137,245	13.93
Technology Hardware and Equipment	3,141	0.24	3,100	0.31
Telecommunications Equipment	15,799	1.20	20,823	2.11
Travel and Leisure	73,860	5.60	36,583	3.71
Total	$1,318,370	100.00%	$984,954	100.00%

The geographic composition of investments at cost and fair value was as follows:

	March 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,164,938	$1,166,893	88.50%	143.96%
United Kingdom	92,743	94,741	7.19	11.69
Austria	35,560	36,213	2.75	4.47
Spain	7,310	7,335	0.56	0.90
France	6,255	6,188	0.47	0.76
Taiwan	2,941	3,141	0.24	0.39
Australia	2,548	2,366	0.18	0.29
Canada	1,496	1,493	0.11	0.18
Total	$1,313,791	$1,318,370	100.00%	162.64%

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$876,449	$880,032	89.36%	135.00%
United Kingdom	52,083	51,750	5.25	7.94
Austria	35,282	34,723	3.53	5.33
Spain	7,301	7,301	0.74	1.12
France	5,979	5,759	0.58	0.88
Taiwan	2,928	3,100	0.31	0.48
Australia	2,543	2,289	0.23	0.35
Total	$982,565	$984,954	100.00%	151.10%

As of March 31, 2025 and December 31, 2024, there were two and zero portfolio companies in the portfolio on non-accrual status, which represented 0.85% and 0.00% of total debt and income producing investments, at fair value, respectively.
As of March 31, 2025 and December 31, 2024, on a fair value basis, 95.8% and 94.4% of performing debt investments bore interest at a floating rate and 4.2% and 5.6% of performing debt investments bore interest at a fixed rate.
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

The following tables present the fair value hierarchy of investments and cash equivalents:

	March 31, 2025
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$194,631	$1,004,807	$1,199,438
Second lien debt	—	—	4,314	4,314
Other secured debt	—	—	18,307	18,307
Unsecured debt	—	—	17,971	17,971
Preferred equity	—	—	31,187	31,187
Other equity investments	—	—	47,153	47,153
Total Investments	$—	$194,631	$1,123,739	$1,318,370
Cash equivalents	$15,852	$—	$—	$15,852

	December 31, 2024
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$168,641	$701,826	$870,467
Second lien debt	—	—	5,329	5,329
Other secured debt	—	—	17,960	17,960
Unsecured debt	—	—	17,385	17,385
Preferred equity	—	—	28,588	28,588
Other equity investments	—	—	45,225	45,225
Total Investments	$—	$168,641	$816,313	$984,954
Cash equivalents	$9,782	$—	$—	$9,782

The following table presents the change in the fair value of investments for which Level 3 inputs were used to determine fair value:

	Three Months Ended March 31, 2025
	First Lien Debt	Second Lien Debt	Other Secured Debt	Unsecured Debt	Preferred Equity	Other Equity Investments	Total Investments
Fair value, beginning of period	$701,826	$5,329	$17,960	$17,385	$28,588	$45,225	$816,313
Purchases of investments(1)	306,155	56	1,946	583	745	73	309,558
Proceeds from principal repayments and sales of investments	(6,239)	—	(1,666)	—	—	—	(7,905)
Accretion of discount/amortization of premium	1,114	3	51	12	2	—	1,182
Net realized gain (loss)	1	—	—	—	—	—	1
Net change in unrealized appreciation (depreciation)	875	1	16	(9)	1,852	1,855	4,590
Transfers into Level 3(2)	1,075	—	—	—	—	—	1,075
Transfers out of Level 3(2)	—	(1,075)	—	—	—	—	(1,075)
Fair value, end of period	$1,004,807	$4,314	$18,307	$17,971	$31,187	$47,153	$1,123,739
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of March 31, 2025	$905	$1	$16	$(9)	$1,852	$1,855	$4,620
(1)Purchases include PIK interest, if applicable.
(2)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended March 31, 2025, transfers into or out of Level 3 were primarily due to decreased or increased price transparency, respectively.

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The tables are not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	March 31, 2025
				Range
	Fair Value(1)	Valuation Technique	Unobservable Input	Low	High	Weighted Average(2)
Investments in first lien debt	$577,762	Yield analysis	Discount rate	8.06%	19.39%	11.48%
	10,524	Discounted cash flow	Discount rate	9.50%	18.00%	16.25%
			Exit multiple	6.62x	9.19x	8.66x
Investments in second lien debt	4,314	Yield analysis	Discount rate	15.25%	16.90%	15.80%
Investments in other secured debt	16,460	Yield analysis	Discount rate	11.32%	12.26%	11.43%
Investments in unsecured debt	17,971	Yield analysis	Discount rate	13.13%	13.13%	13.13%
Investments in preferred equity	30,413	Yield analysis	Discount rate	7.64%	12.19%	8.00%
Investments in other equity	26,292	Yield analysis	Discount rate	10.00%	10.00%	10.00%
	10,362	Discounted cash flow	Discount rate	8.70%	8.70%	8.70%

	December 31, 2024
				Range
	Fair Value(1)	Valuation Technique	Unobservable Input	Low	High	Weighted Average(2)
Investments in first lien debt	$322,098	Yield analysis	Discount rate	9.43%	16.44%	12.05%
Investments in second lien debt	5,329	Yield analysis	Discount rate	13.50%	16.99%	14.41%
Investments in other secured debt	16,198	Yield analysis	Discount rate	11.55%	11.55%	11.55%
Investments in unsecured debt	17,385	Yield analysis	Discount rate	13.18%	13.18%	13.18%
Investments in preferred equity	28,588	Yield analysis	Discount rate	9.61%	13.89%	9.87%
(1)As of March 31, 2025, included within the fair value of Level 3 assets of $1,123,739 is an amount of $429,641 for which the Adviser did not develop the unobservable inputs (examples include third-party pricing and transaction prices). As of December 31, 2024, included within the fair value of Level 3 assets of $816,313 is an amount of $426,715 for which the Adviser did not develop the unobservable inputs (examples include third-party pricing and transaction prices).
(2)Weighted averages are calculated based on fair value of investments.

The significant unobservable input used in the yield analysis is the discount rate based on comparable market yields. The significant unobservable input used in the income approach is the discount rate used to discount the estimated future cash flows expected to be received from the underlying investment. Significant increases in discount rates would result in a significantly lower fair value measurement.
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
Financial Instruments Not Carried at Fair Value
Debt
The fair value of the Company’s credit facility, which would be categorized as Level 3 within the fair value hierarchy, as of March 31, 2025 and December 31, 2024, approximates its carrying value as the credit facility has a variable interest based on selected short term rates.

As of March 31, 2025 and December 31, 2024, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, if applicable, or market quotes, if available.
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

During the three months ended March 31, 2025, the average notional exposure for foreign currency forward contracts was $96.3 million.

The following tables summarize the aggregate notional amount and fair value of the Company’s derivative financial instruments as of March 31, 2025 and December 31, 2024.

	March 31, 2025
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contracts	$—	$1,092	$—	$1,092	$111,611
Total derivative assets, at fair value	$—	$1,092	$—	$1,092	$111,611

	March 31, 2025
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Liabilities
Foreign currency forward contracts	$—	$(650)	$—	$(650)	$36,302
Total derivative liabilities, at fair value	$—	$(650)	$—	$(650)	$36,302

	December 31, 2024
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contracts	$—	$2,579	$—	$2,579	$60,996
Total derivative assets, at fair value	$—	$2,579	$—	$2,579	$60,996

The effect of transactions in derivative instruments on the Consolidated Statements of Operations during the three months ended March 31, 2025 were as follows:

Three Months Ended March 31, 2025
Net change in unrealized gain (loss) on foreign currency forward contracts	$(2,137)
Realized gain (loss) on foreign currency forward contracts	$(931)

The following table presents both gross and net information about derivative instruments eligible for offset in the Consolidated Statements of Assets and Liabilities as of March 31, 2025 and December 31, 2024.

		March 31, 2025
Counterparty	Account in the Consolidated Statements of Asset and Liabilities	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Consolidated Statements of Assets and Liabilities	Collateral Received/Pledged(1)	Net Amounts(2)
SMBC Capital Markets, Inc.	Derivative assets, at fair value	$1,092	$(650)	$442	$—	$442

		December 31, 2024
Counterparty	Account in the Consolidated Statements of Asset and Liabilities	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Consolidated Statements of Assets and Liabilities	Collateral Received/Pledged(1)	Net Amounts(2)
SMBC Capital Markets, Inc.	Derivative assets, at fair value	$2,579	$—	$2,579	$—	$2,579
(1) Amount excludes excess cash collateral paid.
(2) Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts, if applicable.

Note 7. Borrowings
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2025 and December 31, 2024, the Company’s asset coverage was 253.5% and 325.0%, respectively.
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

The maximum principal amount of the Revolving Credit Facility is $725 million (increased from $650 million to $675 million on February 4, 2025 and from $675 million to $725 million on February 21, 2025), subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness, with an accordion provision to permit increases to the total facility amount up to $1,000 million subject to the satisfaction of certain conditions.

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

As of March 31, 2025 and December 31, 2024, the Company was in compliance with all covenants and other requirements of the Revolving Credit Facility.

The Company’s outstanding debt obligations were as follows:

	March 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion(1)	Amount Available(2)
Revolving Credit Facility	$725,000	$528,002	$528,002	$196,998	$196,998
Total	$725,000	$528,002	$528,002	$196,998	$196,998

	December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion(1)	Amount Available(2)
Revolving Credit Facility	$650,000	$289,761	$289,761	$360,239	$360,239
Total	$650,000	$289,761	$289,761	$360,239	$360,239
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to the Revolving Credit Facility’s borrowing base.

As of March 31, 2025 and December 31, 2024, $1.1 million and $0.8 million, respectively, of interest expense and $0.3 million and $0.4 million, respectively, of unused commitment fees were included in interest payable. For the three months ended March 31, 2025, the weighted average interest rate on all borrowings outstanding was 7.0% (including unused fees and amortization of deferred financing costs) and the average principal debt outstanding was $379.8 million.

The components of interest expense were as follows:

Three Months Ended March 31, 2025
Borrowing interest expense	$6,034
Facility unused fees	293
Amortization of financing costs	221
Financing fees (Note 8)	—
Backstop fees (Note 8)	—
Total interest expense	$6,548
Cash paid for interest expense	$6,285
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

The Company’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2025 and December 31, 2024, the Company had unfunded delayed draw term loans and revolvers in the aggregate principal amount of $159.4 million and $85.4 million, respectively.
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2025, management is not aware of any material pending or threatened litigation.

The Adviser agreed to bear all of the Company’s expenses, including organization and offering expenses, through April 8, 2024, the date on which the Company broke escrow for the initial offering of its Common Shares, on which date the Company became obligated to reimburse the Adviser for such advanced expenses upon breaking escrow for the Private Offering and the Adviser requesting reimbursement of these expenses paid pursuant to the Expense Support Agreement. For the three months ended March 31, 2025, there were no reimbursement payments made to the Adviser.

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

Pursuant to the Macquarie Purchase Agreements, the Company could request that the Macquarie Financing Provider acquire such Macquarie Warehouse Investments as the Company may designate from time to time, which a Macquarie Financing Provider could approve or reject in its sole and absolute discretion. Prior to any sale to the Company, the Macquarie Warehouse Investments were owned and held solely for the account of the relevant Macquarie Financing Provider. Until such time as the Company satisfied the Macquarie Warehouse Conditions, which occurred on April 8, 2024, it had no obligation to purchase the Macquarie Warehouse Investments nor be entitled to any benefits or subject to any obligations under the Macquarie Purchase Agreements. During the year ended December 31, 2024, the Company recognized $242.4 million of investments at principal ($11.0 million of which was unfunded) from the Macquarie Financing Providers. As of March 31, 2025 and December 31, 2024, there were no forward obligations to settle the purchase of Macquarie Warehouse Investments from the Macquarie Financing Providers.

In consideration for the forward arrangement provided by the Macquarie Financing Providers, the Company paid, subject to the satisfaction of the Warehouse Conditions, certain fees and expenses to the Macquarie Financing Providers, including a financing fee with respect to the portion of the purchase amount that is funded equivalent to 3.10% to 3.40% per annum. For the year ended December 31, 2024, financing fees of $5.1 million were paid to the Macquarie Financing Providers, which are included in interest expense on the Consolidated Statements of Operations.

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

Until such time as the Company satisfied the Warehouse Conditions, which occurred on April 8, 2024, the Company had no obligation to purchase the Cliffwater Warehouse Investments nor be entitled to any benefits or subject to any obligations under the Cliffwater Facility Agreement. During the year ended December 31, 2024, the Company recognized $135.1 million of investments at principal ($4.7 million of which was unfunded) from the Cliffwater Financing Provider. As of March 31, 2025 and December 31, 2024, there are no forward obligations to settle the purchase of Cliffwater Warehouse Investments from the Cliffwater Financing Provider.

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
As of April, 8, 2024, the Company had satisfied the minimum offering requirement, and the Company’s Board had authorized the release of proceeds from escrow. As of such date, the Company issued and sold 8,827,880 shares at an offering price of $25.00 per share, and the Board authorized the release of $220.7 million to the Company as payment for such shares. As of March 31, 2025 and December 31, 2024, 0.67% and 0.83%, respectively, of shares outstanding were held by certain affiliates of the Adviser. Under the terms of the Company’s Declaration of Trust, all Common Shares have equal rights as to voting and, when they are issued, will be duly authorized, validly issued, fully paid and nonassessable.

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

The following table summarizes transactions in Common Shares of beneficial interest during the three months ended March 31, 2025:

	Shares	Amount
Share transactions:
Subscriptions	5,173,424	$135,148
Distributions reinvested	653,479	16,984
Share repurchases	—	—
Early repurchase deduction	—	—
Total net increase (decrease)	5,826,903	$152,132

There were no transactions in Common Shares of beneficial interest during the three months ended March 31, 2024.

Net Asset Value per Share and Offering Price

The Company determines NAV for its shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table summarizes each month-end NAV per share for Common Shares of beneficial interest during the three months ended March 31, 2025:

For the Months Ended	NAV Per Share
January 31, 2025	$26.16
February 28, 2025	$26.17
March 31, 2025	$26.22

Distributions

The Company declares monthly distribution amounts per share of Common Shares of beneficial interest payable quarterly in arrears. The following table presents distributions that were declared during the three months ended March 31, 2025:

Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2025	January 31, 2025	April 30, 2025	$0.1340	$3,620
February 26, 2025	February 28, 2025	April 30, 2025	0.1340	3,777
March 27, 2025	March 31, 2025	April 28, 2025	0.1340	4,142
March 27, 2025(1)	March 31, 2025	April 30, 2025	0.1000	3,091
Total			$0.5020	$14,630
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
Through March 31, 2025, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement avoids distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its Common Shares during the three months ended March 31, 2025:

Source of Distribution	Per Share	Amount
Net investment income	$0.5020	$14,630
Net realized gains	—	—
Total	$0.5020	$14,630

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

There were no share repurchases during the three months ended March 31, 2025.

Note 10. Financial Highlights and Senior Securities
The following are the financial highlights for the three months ended March 31, 2025:

Three Months Ended March 31, 2025
Per Share Data:
Net asset value, beginning of period	$25.99
Net investment income (1)	0.82
Net unrealized and realized gain (loss) (2)	(0.09)
Net increase (decrease) in net assets resulting from operations	0.73
Distributions from net investment income (3)	(0.50)
Distributions from net realized gains (3)	—
Net increase (decrease) in net assets from shareholders' distributions	(0.50)
Early repurchase deduction fees	—
Total increase (decrease) in net assets	0.23
Net asset value, end of period	$26.22
Shares outstanding, end of period	30,911,188
Total return based on NAV (4)	2.82%
Ratios:
Ratio of net expenses to average net assets (5)	3.48%
Ratio of net investment income to average net assets (5)	12.49%
Portfolio turnover rate	1.46%
Supplemental Data:
Net assets, end of period	$810,606
Asset coverage ratio	253.5%
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
(5)For the three months ended March 31, 2025, amounts are annualized except for the capital gains incentive fee and excise tax expense. For the three months ended March 31, 2025, the ratio of total Operating Expenses to average net assets was 7.56% on an annualized basis, excluding the effect of expense support/(recoupment), shareholder servicing and/or distribution fees waiver, and management fee and income based incentive fee waivers by the Adviser which represented 4.08% of average net assets.

The following is information about the Company’s senior securities as of the dates indicated in the table below (dollar amounts in thousands):

	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
March 31, 2025	$528,002	$2,535.2	—	N/A
December 31, 2024	289,761	3,249.7	—	N/A

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

Note 11. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no additional subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the consolidated financial statements as of March 31, 2025, except as discussed below.

Subscriptions
The Company received $82.3 million of net proceeds relating to the issuance of Common Shares for subscriptions effective April 1, 2025.

The Company received $51.4 million of net proceeds relating to the issuance of Common Shares for subscriptions effective May 1, 2025.

Distributions Declarations
On April 25, 2025, the Company declared regular net distributions of $0.1326 per Common Share, all of which are payable on or about July 31, 2025 to shareholders of record as of April 30, 2025.

Financing Transactions

On April 23, 2025, the Company, as borrower, entered into that certain Amendment No. 1 to Senior Secured Revolving Credit Agreement (the “Revolving Credit Agreement Amendment”) with JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and the lenders party thereto, amending that certain Revolving Credit Agreement, dated as of April 8, 2024, among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and the lenders party thereto.

The Revolving Credit Agreement Amendment provides for, among other things, (i) an increase in the aggregate commitments of the lenders from $725 million to $900 million, (ii) an extension of the commitment termination date from April 8, 2028 to April 23, 2029, (iii) an extension of the maturity date from April 8, 2029 to April 23, 2030, (iv) an amendment to the accordion provision to permit increases up to a total facility amount of $1.35 billion, (v) a 10 basis point reduction in the applicable margin, and (vi) a 5 basis point reduction in the commitment fee.

Submission of Matters to a Vote of Security Holders

The Company held its special meeting of shareholders on April 16, 2025, at which shareholders approved a new investment advisory agreement between the Company and the Adviser to become effective upon the close of the transaction pursuant to which BlackRock and certain of its affiliates will acquire 100% of the business and assets of HPS.

Other

The Adviser decided to extend the waiver of the Company’s management fee and incentive fee based on income until May 31, 2025. Previously, the Adviser had agreed to waive the management fee and incentive fee based on income from the date on which the Company broke escrow, which occurred on April 8, 2024, through March 31, 2025.

Multi-Class Exemptive Relief

On May 13, 2025, the SEC issued an order (the “Multi-Class Order”) granting the Company’s application for exemptive relief from sections 18(a)(2), 18(c), 18(i) and 61(a) of the 1940 Act. Under the terms of the Multi-Class Order, the Company is permitted to offer multiple classes of its common shares with varying sales loads and/or asset-based service and/or distribution fees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The information contained in this section should be read in conjunction with “Item 1. Consolidated Financial Statements.” This discussion contains forward-looking statements, which relate to future events, our future performance or financial condition and involves numerous risks and uncertainties. Actual results could differ materially from those implied or expressed in any forward-looking statements.
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
Expenses
Except as specifically provided below, all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Adviser. We will bear all other costs and expenses of our operations, administration and transactions, including, but not limited to:

•investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the Investment Advisory Agreement;

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

Under the Expense Support Agreement, the Adviser agreed to advance all of our organization and offering expenses on our behalf through the Initial Closing. We are obligated to reimburse the Adviser for such advanced expenses (including any additional expenses the Adviser elects to pays on our behalf), subject to the provisions of the Expense Support Agreement. Any reimbursements will not exceed actual expenses incurred by the Adviser and its affiliates.

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

Portfolio and Investment Activity
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

As of and for the three months ended March 31, 2025
Total investments, beginning of period	$982,565
New investments purchased	344,539
Payment-in-kind interest capitalized	3,207
Net accretion of discount on investments	1,227
Net realized gain (loss) on investments	(364)
Investments sold or repaid	(17,383)
Total investments, end of period	$1,313,791
The following table presents certain selected information regarding our investment portfolio:

	March 31, 2025	December 31, 2024
Weighted average yield on debt and income producing investments, at amortized cost(1)	11.1%	11.2%
Weighted average yield on debt and income producing investments, at fair value(1)	11.0%	11.2%
Weighted average yield on total portfolio, at amortized cost(2)	10.4%	10.4%
Weighted average yield on total portfolio, at fair value(2)	10.3%	10.4%
Number of portfolio companies	131	94
Weighted average EBITDA(3)	$194	$182
Weighted average loan-to-value (“LTV”) (4)	47%	51%
Percentage of debt investments bearing a floating rate, at fair value	95.8%	94.4%
Percentage of debt investments bearing a fixed rate, at fair value	4.2%	5.6%
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

Our investments consisted of the following:

	March 31, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$1,200,887	$1,199,438	90.97%	$870,389	$870,467	88.38%
Second lien debt	4,313	4,314	0.33	5,329	5,329	0.54
Other secured debt	18,241	18,307	1.39	17,911	17,960	1.82
Unsecured debt	17,219	17,971	1.36	16,624	17,385	1.77
Preferred equity	27,469	31,187	2.37	26,650	28,588	2.90
Other equity investments	45,662	47,153	3.58	45,662	45,225	4.59
Total	$1,313,791	$1,318,370	100.00%	$982,565	$984,954	100.00%

As of March 31, 2025 and December 31, 2024, the Company had certain investments in two and zero portfolio companies on non-accrual status, respectively. The following table shows the fair value of our performing and non-accrual debt and other income producing investments as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
	Fair Value	Percentage	Fair Value	Percentage
Performing	$1,231,061	99.15%	$912,649	100.00%
Non-accrual(1)	10,524	0.85	—	—
Total	$1,241,585	100.00%	$912,649	100.00%
(1)Investments on non-accrual represented 1.06% and 0.00% of amortized cost of total debt and other income producing investments as of March 31, 2025 and December 31, 2024, respectively.

The table below describes investments by industry composition based on fair value:

	March 31, 2025	December 31, 2024
Aerospace and Defense	7.20%	5.36%
Asset Based Lending and Fund Finance	1.52	1.66
Automobiles and Parts	0.44	0.49
Beverages	2.54	3.46
Chemicals	2.89	2.34
Construction and Materials	0.97	0.99
Consumer Services	1.29	1.77
Electricity	6.44	5.16
Finance and Credit Services	0.21	0.28
Gas, Water and Multi-utilities	0.49	0.48
General Industrials	3.20	4.13
Health Care Providers	7.91	9.83
Household Goods and Home Construction	0.16	0.24
Industrial Engineering	0.16	0.23
Industrial Metals and Mining	1.34	1.71
Industrial Support Services	7.12	7.89
Industrial Transportation	1.57	1.86
Investment Banking and Brokerage Services	2.55	3.81
Life Insurance	0.37	0.51
Media	3.82	4.85
Medical Equipment and Services	4.76	4.04
Non-Life Insurance	2.38	2.80
Personal Care, Drug and Grocery Stores	1.99	2.54
Personal Goods	2.11	2.65
Pharmaceuticals and Biotechnology	7.52	4.70
Real Estate Investment and Services	0.14	0.18
Retailers	4.17	5.98
Software and Computer Services	17.70	13.93
Technology Hardware and Equipment	0.24	0.31
Telecommunications Equipment	1.20	2.11
Travel and Leisure	5.60	3.71
Total	100.00%	100.00%

The table below describes investments by geographic composition based on fair value:

	March 31, 2025	December 31, 2024
United States	88.50%	89.36%
United Kingdom	7.19	5.25
Austria	2.75	3.53
Spain	0.56	0.74
France	0.47	0.58
Taiwan	0.24	0.31
Australia	0.18	0.23
Canada	0.11	—
Total	100.00%	100.00%

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
Results of Operations
The following table represents our operating results:

Three Months Ended March 31, 2025
Total investment income	$29,678
Net expenses	6,143
Net investment income before excise tax	23,535
Excise tax expense	70
Net investment income after excise tax	23,465
Net realized gain (loss)	(1,562)
Net change in unrealized appreciation (depreciation)	(673)
Net increase (decrease) in net assets resulting from operations	$21,230

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.
Investment Income
Investment income was as follows:

Three Months Ended March 31, 2025
Interest income	$25,508
Payment-in-kind interest income	4,162
Other income	8
Total investment income	$29,678
For the three months ended March 31, 2025, total investment income was $29.7 million driven by our deployment of capital and the increased balance of our investments. As of March 31, 2025, the size of our investment portfolio at fair value was $1,318.4 million and our weighted average yield on debt and income producing securities at fair value was 11.0%.

Expenses
Expenses were as follows:

	Three Months Ended March 31,
	2025	2024
Interest expense	$6,548	$—
Management fees	2,301	—
Income based incentive fee	2,815	—
Capital gains incentive fee	(335)	—
Shareholder servicing and/or distribution fees	462	—
Professional fees	518	212
Board of Trustees’ fees	84	56
Administrative service expenses	439	—
Other general & administrative	505	74
Organization expenses	—	50
Amortization of continuous offering costs	445	—
Excise tax expense	70	—
Total expenses	13,852	392
Expense Support	(2,061)	(392)
Shareholder servicing and/or distribution fees waived	(462)	—
Management fees waived	(2,301)	—
Income based incentive fees waived	(2,815)	—
Net expenses	$6,213	$—
Interest Expense

Total interest expense (including unused fees and amortization of deferred financing costs) of $6.5 million for the three months ended March 31, 2025 was driven by $379.8 million of average borrowings under our credit facility.
Management Fees
For the three months ended March 31, 2025, management fees were $2.3 million. Management fees are payable quarterly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable quarter, as adjusted for any share issuances or repurchases during the quarter that do not occur on the first calendar day of the quarter. The Adviser has agreed to waive the management fee from the date on which we broke escrow for the Private Offering, through March 31, 2025, which resulted in waivers of $2.3 million for the three months ended March 31, 2025.

Income Based Incentive Fees
For the three months ended March 31, 2025, income based incentive fees were $2.8 million. The Adviser agreed to waive the income based incentive fee from the date on which we broke escrow for the Private Offering through March 31, 2025, which resulted in a waiver of $2.8 million for the three months ended March 31, 2025.
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
For the three months ended March 31, 2025, capital gains based incentive fees were $(0.3) million, primarily due to net unrealized losses on investments, none of which were payable under the Investment Advisory Agreement. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.
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

Total other expenses were $2.0 million for the three months ended March 31, 2025, primarily comprised of $0.5 million of general and administrative service expenses, $0.5 million of professional fees (including legal, audit and tax), $0.4 million of administrative service expenses and $0.4 million of offering costs. During the three months ended March 31, 2025, all expenses been advanced by the Adviser in accordance with the Expense Support Agreement.

Total other expenses were $0.4 million for the three months ended March 31, 2024, primarily comprised of $0.2 million of professional fees (including legal, audit and tax) and $0.1 million of other general and administrative expenses. During the three months ended March 31, 2024, all expenses been advanced by the Adviser in accordance with the Expense Support Agreement.

The Managing Dealer has agreed to waive the shareholder servicing and/or distribution fees from the Initial Closing through March 31, 2025. All other expenses were borne by the Adviser, subject to future reimbursement pursuant to terms of the Expense Support Agreement.
Under the terms of the Administration Agreement and Investment Advisory Agreement, we reimburse the Administrator and Adviser, respectively, for services performed for us. In addition, pursuant to the terms of these agreements, the Administrator and Adviser may delegate its obligations under these agreements to an affiliate or to a third party and we reimburse the Administrator and Adviser for any services performed for us by such affiliate or third party. For the three months ended March 31, 2025, the Administrator charged $0.4 million, for certain costs and expenses allocable to us under the terms of the Administration Agreement, all of which were borne by the Adviser, subject to future reimbursement pursuant to the terms of the Expense Support Agreement.

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
For the three months ended March 31, 2025, we incurred $0.1 million of U.S. federal excise tax.
Net Realized Gain (Loss)
Net realized gains and losses were comprised of the following:

Three Months Ended March 31, 2025
Non-controlled/non-affiliated investments	$(364)
Foreign currency forward contracts	(931)
Foreign currency transactions	(267)
Net realized gain (loss)	$(1,562)

For the three months ended March 31, 2025, we generated net realized gains (losses) of $(1.6) million, which was comprised of net realized losses of $1.2 million on foreign currency transactions and foreign currency forward contracts, primarily as a result of fluctuations in the GBP and EUR exchange rates, and $0.4 million of realized losses on the sale of a syndicated loan.

Net Change in Unrealized Appreciation (Depreciation)

Net change in unrealized appreciation (depreciation) was comprised of the following:

Three Months Ended March 31, 2025
Non-controlled/non-affiliated investments	$2,190
Foreign currency forward contracts	(2,137)
Translation of assets and liabilities in foreign currencies	(726)
Net change in unrealized appreciation (depreciation)	$(673)
For the three months ended March 31, 2025, the fair value of the investment portfolio decreased $1.9 million (excluding the impact of foreign currency) primarily due to spread widening in the public credit markets. The remaining $1.2 million represents the net unrealized gains as a result of foreign currency fluctuations impacting the value of the investment portfolio, foreign currency forward contracts, foreign debt and cash balances.
For the three months ended March 31, 2025, the net realized and unrealized gains/(losses) on foreign currency fluctuations impacting the value of the investment portfolio, foreign currency forward contracts, foreign debt and cash balances was $(0.0) million.
Financial Condition, Liquidity and Capital Resources
We generate cash primarily from the net proceeds of our continuous offering of Common Shares, proceeds from net borrowings on our credit facility, short-term borrowings, income earned and repayments on principal on our debt investments. The primary uses of our cash and cash equivalents are for (i) originating and purchasing investments, (ii) funding the costs of our operations (including fees paid to our Adviser and expense reimbursements paid to our Administrator), (iii) debt service, repayment and other financing costs of our borrowings, (iv) funding repurchases under our share repurchase program and (v) cash distributions to our shareholders.
As of March 31, 2025 and December 31, 2024, we had one corporate-level revolving credit facility. From time to time, we may enter into additional credit facilities, increase the size of our existing credit facilities and/or issue debt securities, including unsecured notes. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of March 31, 2025 and December 31, 2024, we had an aggregate amount of

$528.0 million and $289.8 million, respectively, of debt outstanding and our asset coverage ratio was 253.5% and 325.0%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage.
Cash and cash equivalents as of March 31, 2025, taken together with our $197.0 million of available capacity under our credit facility (subject to borrowing base availability) and the continuous offering of our Common Shares is expected to be sufficient for our investing activities and to conduct our operations in the near term and for the foreseeable future. This determination is based in part on our expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of our Common Shares and the use of existing and future financing arrangements. As of March 31, 2025, we had significant amounts payable and commitments for existing and new investments, which we planned to fund using proceeds from offering our Common Shares and available borrowing capacity under our credit facility. Additionally, we held $194.6 million of Level 2 investments as of March 31, 2025, which could provide additional liquidity if necessary.
Although we were able to close on a credit facility during the year ended December 31, 2024 and further amend the facility during the quarter ended March 31, 2025, any disruption in the financial markets or any other negative economic development could restrict our access to financing in the future. We may not be able to find new financing for future investments or liquidity needs and, even if we are able to obtain such financing, such financing may not be on as favorable terms as we could have obtained in the past. These factors may limit our ability to make new investments and adversely impact our results of operations.

As of March 31, 2025, we had $16.7 million in cash and cash equivalents. During the three months ended March 31, 2025, cash used in operating activities was $331.0 million, primarily as a result of funding portfolio investments of $344.5 million, partially offset by proceeds from sale of investments and principal repayments of $17.4 million and other operating uses of $3.9 million. Cash provided by financing activities was $337.4 million during the period, primarily as a result of new share issuances related to $135.1 million of subscriptions and net borrowings of $237.5 million.
Equity
The following table summarizes transactions in Common Shares of beneficial interest during the three months ended March 31, 2025:

	Shares	Amount
Share transactions:
Subscriptions	5,173,424	$135,148
Distributions reinvested	653,479	16,984
Share repurchases	—	—
Early repurchase deduction	—	—
Total net increase (decrease)	5,826,903	$152,132

There were no transactions in Common Shares of beneficial interest during the three months ended March 31, 2024.

Distributions and Distribution Reinvestment

The following table summarizes our distributions declared and payable for the three months ended March 31, 2025 (dollar amounts in thousands, except per share amounts):

Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2025	January 31, 2025	April 30, 2025	$0.1340	$3,620
February 26, 2025	February 28, 2025	April 30, 2025	0.1340	3,777
March 27, 2025	March 31, 2025	April 28, 2025	0.1340	4,142
March 27, 2025(1)	March 31, 2025	April 30, 2025	0.1000	3,091
Total			$0.5020	$14,630
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
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that we declared on our Common Shares during the three months ended March 31, 2025:

Source of Distribution	Per Share	Amount
Net investment income	$0.5020	$14,630
Net realized gains	—	—
Total	$0.5020	$14,630

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

There were no share repurchases during the three months ended March 31, 2025.
Borrowings
Our outstanding debt obligations were as follows:

	March 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion(1)	Amount Available(2)
Revolving Credit Facility	$725,000	$528,002	$528,002	$196,998	$196,998
Total	$725,000	$528,002	$528,002	$196,998	$196,998

	December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion(1)	Amount Available(2)
Revolving Credit Facility	$650,000	$289,761	$289,761	$360,239	$360,239
Total	$650,000	$289,761	$289,761	$360,239	$360,239
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to the Revolving Credit Facility’s borrowing base.

A summary of our contractual payment obligations under our Revolving Credit Facility as of March 31, 2025, is as follows:

	March 31, 2025
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$528,002	$—	$—	$528,002	$—
Total	$528,002	$—	$—	$528,002	$—
For additional information on our debt obligations see "Note 7. Borrowings” to the consolidated financial statements.
Off-Balance Sheet Arrangements
Portfolio Company Commitments
Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2025 and December 31, 2024, we had unfunded delayed draw term loans and revolvers with an aggregate principal amount of $159.4 million and $85.4 million, respectively.

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
Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At March 31, 2025, management is not aware of any material pending or threatened litigation.
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
Recent Developments
See “Item 1. Consolidated Financial Statements – Notes to Consolidated Financial Statements – Note 11. Subsequent Events” for a summary of recent developments.
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
As of March 31, 2025, 95.8% of our performing debt investments at fair value were at floating rates. Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2025, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments) and assuming no changes in our investment and borrowing structure:

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$36,444	$(15,840)	$20,604
Up 200 basis points	$24,296	$(10,560)	$13,736
Up 100 basis points	$12,148	$(5,280)	$6,868
Down 100 basis points	$(12,148)	$5,280	$(6,868)
Down 200 basis points	$(23,748)	$10,560	$(13,188)
Down 300 basis points	$(34,420)	$15,840	$(18,580)
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
(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.

For information regarding factors that could materially affect our business, financial condition and/or operating results, see risk factors discussed in Item 1A. Risk Factors in our annual report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 28, 2025. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Except as described and as previously reported by the Company on its current reports on Form 8-K, we did not sell any securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.
Item 4. Mine Safety Disclosures.

Not applicable.
Item 5. Other Information.

During the fiscal quarter ended March 31, 2025, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits.

Exhibit Number	Description of Exhibits
3.1	Second Amended and Restated Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 814-01715), filed on April 11, 2024).

10.1
Commitment Increase Agreement, dated as of February 4, 2025, by and among HPS Corporate Capital Solutions Fund, Apple Bank, as assuming lender, JPMorgan Chase Bank, N.A., as administrative agent and issuing bank, and Sumitomo Mitsui Banking Corporation, as issuing bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01715), filed on February 5, 2025).

10.2
Commitment Increase Agreement, dated as of February 21, 2025, by and among HPS Corporate Capital Solutions Fund, Canadian Imperial Bank of Commerce, as assuming lender, JPMorgan Chase Bank, N.A., as administrative agent and issuing bank, and Sumitomo Mitsui Banking Corporation, as issuing bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01715), filed on February 25, 2025).

10.3
Amendment No. 1 to Senior Secured Revolving Credit Agreement, dated as of April 23, 2025, by and among HPS Corporate Capital Solutions Fund, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01715), filed on April 28, 2025).

10.4	Form of Multiple Class Plan.*

10.5	Form of Distribution and Servicing Plan of the Company.*

10.6	Form of Amended and Restated Managing Dealer Agreement.*

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)*
*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HPS Corporate Capital Solutions Fund

May 15, 2025	/s/ Michael Patterson
Michael Patterson
Chief Executive Officer

May 15, 2025	/s/ Robert Busch
Robert Busch
Chief Financial Officer