Form 10-Q
period 2025-06-30
HPS Corporate Capital Solutions Fund
filed 2025-08-14
CIK 1989817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-Q
_____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The Registrant’s Common Shares, $0.01 par value per share, outstanding as of August 8, 2025 was 7,953,606, 30,401,941 and 515 of Class I, Class D and Class S common shares, respectively. Common Shares outstanding exclude August 1, 2025 subscriptions since the issuance price is not yet finalized at the date of this filing.

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

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
HPS Corporate Capital Solutions Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
ASSETS	(Unaudited)
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $1,630,083 and $982,565 at June 30, 2025 and December 31, 2024, respectively)	$1,644,891	$984,954
Non-controlled/affiliated investments (amortized cost of $2,068 and $0 at June 30, 2025 and December 31, 2024, respectively)	2,068	—
Total investments at fair value (amortized cost of $1,632,151 and $982,565 at June 30, 2025 and December 31, 2024, respectively)	1,646,959	984,954
Cash and cash equivalents	19,283	10,296
Interest receivable from non-controlled/non-affiliated investments	12,821	8,172
Deferred financing costs	5,689	3,698
Deferred offering costs	264	516
Derivative assets, at fair value (Note 6)	—	2,579
Receivable for investments sold	1,898	140
Other assets	194	203
Total assets	$1,687,108	$1,010,558
LIABILITIES
Debt	$623,153	$289,761
Payable for investments purchased	49,414	14,087
Interest payable	1,338	1,155
Due to affiliates	1,933	818
Distribution payable (Note 9)	19,886	28,907
Derivative liabilities, at fair value (Note 6)	7,301	—
Payable for share repurchases (Note 9)	10,734	23,060
Capital gains incentive fees payable (Note 3)	239	896
Shareholder servicing and/or distribution fees payable	541	—
Total liabilities	714,539	358,684
Commitments and contingencies (Note 8)
NET ASSETS
Common Shares, $0.01 par value (36,784,248 and 25,084,285 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively)	368	251
Additional paid in capital	948,147	641,972
Distributable earnings (loss)	24,054	9,651
Total net assets	972,569	651,874
Total liabilities and net assets	$1,687,108	$1,010,558
Net asset value per share	$26.44	$25.99
The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Capital Solutions Fund
Consolidated Statements of Operations
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$34,407	$16,585	$59,915	$16,585
Payment-in-kind interest income	4,676	3,124	8,838	3,124
Dividend income	1,195	—	1,195	—
Other income	179	3	187	3
Total investment income	40,457	19,712	70,135	19,712
Expenses:
Interest expense	8,864	7,195	15,412	7,195
Management fees	2,942	910	5,243	910
Income based incentive fee	3,879	1,339	6,694	1,339
Capital gains incentive fee	(323)	371	(657)	371
Shareholder servicing and/or distribution fees	542	185	1,004	185
Professional fees	686	262	1,203	474
Board of Trustees’ fees	75	85	159	140
Administrative service expenses (Note 3)	552	343	991	343
Other general & administrative	660	436	1,165	510
Organization expenses (Note 2)	—	100	—	150
Amortization of continuous offering costs	91	382	536	382
Total expenses	17,968	11,608	31,750	11,999
Expense Support (Note 3)	(1,256)	(1,608)	(3,317)	(1,999)
Shareholder servicing and/or distribution fees waived (Note 3)	—	(185)	(462)	(185)
Management fees waived (Note 3)	(2,942)	(910)	(5,243)	(910)
Income based incentive fees waived (Note 3)	(3,879)	(1,339)	(6,694)	(1,339)
Net expenses	9,891	7,566	16,034	7,566
Net investment income before excise tax	30,566	12,146	54,101	12,146
Excise tax expense	726	—	796	—
Net investment income after excise tax	29,840	12,146	53,305	12,146
Net realized and change in unrealized gain (loss):
Realized gain (loss):
Non-controlled/non-affiliated investments	(216)	2	(580)	2
Foreign currency forward contracts	(3,078)	35	(4,009)	35
Foreign currency transactions	264	162	(3)	162
Net realized gain (loss)	(3,030)	199	(4,592)	199
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	10,229	1,700	12,419	1,700
Foreign currency forward contracts	(7,743)	576	(9,880)	576
Translation of assets and liabilities in foreign currencies	(1,607)	—	(2,333)	—
Net change in unrealized appreciation (depreciation)	879	2,276	206	2,276
Net realized and change in unrealized gain (loss)	(2,151)	2,475	(4,386)	2,475
Net increase (decrease) in net assets resulting from operations	$27,689	$14,621	$48,919	$14,621

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Capital Solutions Fund
Consolidated Statements of Changes in Net Assets
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Increase (decrease) in net assets from operations:
Net investment income after excise tax	$29,840	$12,146	$53,305	$12,146
Net realized gain (loss)	(3,030)	199	(4,592)	199
Net change in unrealized appreciation (depreciation)	879	2,276	206	2,276
Net increase (decrease) in net assets resulting from operations	27,689	14,621	48,919	14,621
Distributions:
Distributions to common shareholders	(19,886)	(4,576)	(34,516)	(4,576)
Net decrease in net assets resulting from distributions	(19,886)	(4,576)	(34,516)	(4,576)
Share transactions:
Proceeds from Common Shares sold	155,683	394,928	290,831	394,928
Distributions Reinvested	9,211	—	26,195	—
Repurchased shares, net of early repurchase deduction	(10,734)	—	(10,734)	—
Net increase (decrease) from share transactions	154,160	394,928	306,292	394,928
Total increase (decrease) in net assets	161,963	404,973	320,695	404,973
Net assets, beginning of period	810,606	3	651,874	3
Net assets, end of period	$972,569	$404,976	$972,569	$404,976

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Capital Solutions Fund
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$48,919	$14,621
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	(12,419)	(1,700)
Net realized (gain) loss on investments	580	(2)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	9,880	(576)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	2,364	—
Net accretion of discount and amortization of premium, net	(2,981)	(1,198)
Amortization of deferred financing costs	501	176
Amortization of offering costs	536	382
Payment-in-kind interest capitalized	(8,015)	(2,494)
Purchases of investments	(725,876)	(509,098)
Proceeds from sale of investments and principal repayments	86,706	11,265
Changes in operating assets and liabilities:
Interest receivable from non-controlled/non-affiliated investments	(4,649)	(5,958)
Receivable for investments sold	(1,758)	(13)
Other assets	9	(139)
Payable for investments purchased	35,327	72,359
Interest payable	183	535
Due to affiliates	1,115	1,616
Shareholder servicing and/or distribution fees payable	541	—
Capital gains incentive fees payable	(657)	371
Net cash provided by (used in) operating activities	(569,694)	(419,853)
Cash flows from financing activities:
Borrowings on debt	655,328	217,200
Repayments of debt	(324,300)	(180,500)
Deferred financing costs paid	(2,492)	(4,024)
Deferred offering costs paid	(284)	(1,786)
Proceeds from issuance of Common Shares	290,831	394,928
Common Shares repurchased, net of early repurchase deduction	(23,060)	—
Distributions paid in cash	(17,342)	—
Net cash provided by (used in) financing activities	578,681	425,818
Net increase (decrease) in cash and cash equivalents	8,987	5,965
Cash and cash equivalents, beginning of period	10,296	3
Cash and cash equivalents, end of period	$19,283	$5,968
Supplemental information and non-cash activities:
Interest paid during the period	$15,229	$6,660
Distribution payable	$19,886	$4,576
Reinvestment of distributions during the period	$26,195	$—
Share repurchases accrued but not paid	$10,734	$—
Non-cash purchases of investments	$2,068	$—
Non-cash sales of investments	$(2,068)	$—

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Non-Controlled/Non-Affiliated
First Lien Debt
Aerospace and Defense
Carbon Topco, Inc. (4)(6)(9)	SF +	6.00%	10.33%	5/1/2030		$1,332	$96	$98
Carbon Topco, Inc. (4)(9)	SF +	6.00%	10.28%	11/1/2030		7,992	7,850	7,844
Goat Holdco LLC (7)	SF +	3.00%	7.33%	1/27/2032		3,357	3,311	3,366
PCX Holding Corp. (4)(10)	SF +	6.25%	10.70%	4/22/2027		2,228	2,171	2,199
PCX Holding Corp. (4)(10)	SF +	6.25%	10.70%	4/22/2027		1,118	1,089	1,104
PCX Holding Corp. (4)(10)	SF +	6.25%	10.73%	4/22/2027		1,169	1,139	1,154
RH Buyer, Inc. (4)(6)(10)	SF +	6.50%	10.93%	1/17/2031		3,831	1,462	1,467
RH Buyer, Inc. (4)(10)	SF +	6.50%	10.88%	1/17/2031		33,006	32,396	32,439
Tex-Tech Industries, Inc. (4)(6)(9)				1/13/2031		2,010	(19)	(24)
Tex-Tech Industries, Inc. (4)(9)	SF +	5.00%	9.31%	1/13/2031		9,024	8,941	8,916
Tex-Tech Industries, Inc. (4)(6)(9)	SF +	5.00%	9.32%	1/13/2031		1,910	627	622
Valence Surface Technologies LLC (4)(10)	SF +	8.25% (incl 6.50% PIK)	12.57%	6/13/2031		36,207	35,399	35,399
Valence Surface Technologies LLC (4)(6)(10)				6/13/2031		3,280	(73)	(73)
Valence Surface Technologies LLC (4)(6)(10)				6/13/2031		6,466	(145)	(144)
Valence Surface Technologies LLC (4)(6)(10)				6/13/2031		4,310	(97)	(96)
WP CPP Holdings, LLC (4)(10)	SF +	7.25% (incl 4.00% PIK)	11.57%	11/30/2029		40,644	39,941	41,369
							134,088	135,640	13.95%
Asset Based Lending and Fund Finance
Montagu Lux Finco Sarl (4)(5)(6)(10)	E +	5.50%	7.62%	2/13/2032	EUR	12,327	5,344	5,981
							5,344	5,981	0.61%
Automobiles and Parts
Clarios Global LP (7)	SF +	2.75%	7.08%	1/28/2032		1,064	1,063	1,066
Tenneco Inc (8)	SF +	4.75%	9.17%	11/17/2028		4,937	4,868	4,818
							5,931	5,884	0.61%
Beverages
Winebow Holdings, Inc. (4)(10)	SF +	6.25%	10.68%	12/31/2027		34,515	34,165	31,664
							34,165	31,664	3.26%
Chemicals
Alvogen Pharma US, Inc. (4)(15)	SF +	9.50%	13.80%	11/30/2028		19,750	19,284	19,508
Fortis 333 Inc (7)	SF +	3.50%	7.80%	3/27/2032		980	978	981
Kensing, LLC (4)(10)	SF +	7.25%	11.70%	5/31/2028		686	685	623
Kensing, LLC (4)(10)	SF +	7.25%	11.70%	5/31/2028		2,783	2,777	2,525
Kensing, LLC (4)(10)	SF +	7.25%	11.70%	5/31/2028		7,791	7,684	7,071
Lummus Technology Holdings V LLC (7)	SF +	3.00%	7.33%	12/31/2029		7,407	7,453	7,438
							38,861	38,146	3.92%
Construction and Materials
Eco Material Technologies Inc (7)	SF +	3.25%	7.47%	2/12/2032		2,805	2,795	2,826
Hobbs & Associates LLC (7)	SF +	2.75%	7.08%	7/23/2031		2,491	2,481	2,495
Powerhouse Intermediate, LLC (4)(10)	SF +	6.25%	10.81%	1/12/2027		1,960	1,953	1,936
Powerhouse Intermediate, LLC (4)(10)	SF +	6.25%	10.81%	1/12/2027		819	816	809
							8,045	8,066	0.83%
Consumer Services
American Academy Holdings, LLC (4)(16)	SF +	9.75% (incl. 5.25% PIK)	14.19%	6/30/2027		6,699	6,699	6,613
American Academy Holdings, LLC (4)(6)(16)				6/30/2027		160	—	(2)
Citrin Cooperman Advisors LLC (7)	SF +	3.00%	7.30%	4/1/2032		2,769	2,743	2,771
Citrin Cooperman Advisors LLC (6)(7)				4/1/2032		179	(2)	—
Edmentum Ultimate Holdings, LLC (4)(10)	SF +	7.25%	11.68%	7/26/2027		5,369	5,263	5,265

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Ensemble RCM LLC (7)	SF +	3.00%	7.28%	8/1/2029	3,724		3,706	3,743
ImageFIRST Holdings, LLC (4)(7)	SF +	3.25%	7.57%	3/12/2032	1,556		1,552	1,558
							19,961	19,948	2.05%
Electricity
Cogentrix Finance Holdco I LLC (7)	SF +	2.75%	7.08%	2/26/2032	1,882		1,876	1,888
Hamilton Projects Acquiror LLC (7)	SF +	3.00%	7.33%	5/30/2031	9,550		9,530	9,594
IDF 8 Borrower, LLC (4)(6)(15)	SF +	6.00%	10.30%	12/31/2028	4,317		3,236	3,253
IDF 8 Borrower, LLC (4)(6)(15)(19)	SF +	8.50%	12.80%	12/31/2028	2,878		2,158	1,753
Matrix Renewables (Devco) USA LLC (4)(5)(6)(15)				12/24/2028	2,500		(50)	(7)
Matrix Renewables (Devco) USA LLC (4)(5)(15)	SF +	6.50%	10.82%	12/24/2028	7,500		7,370	7,478
NRD Construction, LLC (4)(6)(13)	SF +	8.50% PIK	12.80%	11/6/2029	35,905		28,455	28,451
Palmetto Solar, LLC (4)(12)	SF +	6.25%	10.55%	9/13/2027	6,020		5,965	5,950
Palmetto Solar, LLC (4)(12)	SF +	6.25%	10.55%	9/13/2027	5,268		5,219	5,206
Palmetto Solar, LLC (4)(12)	SF +	6.25%	10.55%	9/13/2027	25,808		25,533	25,506
Palmetto Solar, LLC (4)(12)	SF +	6.25%	10.55%	9/13/2027	12,904		12,766	12,753
Sunraycer HPS Borrower LLC (4)(6)(13)	SF +	8.50% PIK	12.80%	10/28/2029	6,328		3,289	3,289
Sunraycer HPS Borrower LLC (4)(13)	SF +	8.50% PIK	12.80%	10/28/2029	11,052		10,871	10,862
							116,218	115,976	11.93%
Food Producers
Alpine US Bidco LLC (7)(19)	SF +	3.50%	7.82%	12/23/2030	621		621	624
SW Ingredients Holdings, LLC (4)(6)(9)				5/2/2030	2,434		(36)	(35)
SW Ingredients Holdings, LLC (4)(9)	SF +	5.00%	9.33%	5/2/2030	19,712		19,427	19,426
SW Ingredients Holdings, LLC (4)(6)(9)	SF +	5.00%	9.33%	5/2/2030	3,350		999	999
							21,011	21,014	2.16%
Gas, Water, and Multi-utilities
Flatiron Energy Holdco LLC (4)(6)(13)	SF +	7.50% PIK	11.80%	10/1/2029	3,831		2,309	2,308
Flatiron Energy Holdco LLC (4)(13)	SF +	7.50% PIK	11.80%	10/1/2029	5,244		5,142	5,132
							7,451	7,440	0.76%
General Industrials
Capripack Debtco PLC (4)(5)(10)	E +	5.75% (incl. 2.50% PIK)	8.07%	1/3/2030	EUR	5,276	5,614	6,194
Capripack Debtco PLC (4)(5)(10)	E +	5.75% (incl. 2.50% PIK)	8.07%	1/3/2030	EUR	28,401	30,220	33,346
Clydesdale Acquisition Holdings Inc (8)	SF +	3.18%	7.50%	4/13/2029	2,424		2,419	2,422
Formerra, LLC (4)(10)	SF +	7.25%	11.70%	11/1/2028	5,782		5,750	5,683
Formerra, LLC (4)(10)	SF +	7.25%	11.70%	11/1/2028	233		231	229
							44,234	47,874	4.92%
Health Care Providers
AthenaHealth Group Inc. (8)	SF +	2.75%	7.08%	2/15/2029	9,899		9,921	9,900
Connect America.com, LLC (4)(14)	SF +	5.50%	9.80%	10/11/2029	34,869		34,410	33,953
Diagnostic Services Holdings, Inc. (4)(6)(10)	SF +	5.50%	9.82%	3/15/2027	333		220	220
Diagnostic Services Holdings, Inc. (4)(10)	SF +	5.50%	9.82%	3/15/2027	13,574		13,497	13,492
Diagnostic Services Holdings, Inc. (4)(10)	SF +	5.50%	9.82%	3/15/2027	1,741		1,732	1,731
FC Compassus LLC (4)(6)(9)	SF +	5.50% (incl 1.25% PIK)	9.83%	11/26/2030	179		18	18
FC Compassus LLC (4)(6)(9)(21)	SF +	6.65% (incl 1.73% PIK)	10.98%	11/26/2030	1,500		147	150
FC Compassus LLC (4)(9)(21)	SF +	6.69% (incl. 1.74% PIK)	11.01%	11/26/2030	13,736		13,553	13,571
FC Compassus LLC (4)(6)(7)				11/26/2030	2,716		(37)	(32)
FC Compassus LLC (4)(9)	SF +	5.50% (incl. 1.25% PIK)	9.83%	11/26/2030	1,652		1,630	1,632
Indigo Purchaser, Inc. (4)(6)(9)	SF +	5.00%	9.30%	11/21/2031	2,845		124	193
Indigo Purchaser, Inc. (4)(6)(9)				11/21/2031	1,942		(27)	—

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Indigo Purchaser, Inc. (4)(9)	SF +	5.00%	9.30%	11/21/2031	12,426		12,255	12,550
Kabafusion Parent LLC (4)(6)(9)				11/24/2031	1,300		(12)	(6)
Kabafusion Parent LLC (4)(9)	SF +	5.00%	9.30%	11/24/2031	9,975		9,884	9,925
Precision Medicine Group, LLC (9)	SF +	3.00%	7.43%	11/18/2027	942		935	943
Raven Acquisition Holdings LLC (7)	SF +	3.25%	7.58%	11/19/2031	3,105		3,083	3,107
Raven Acquisition Holdings LLC (6)(7)				11/19/2031	222		(2)	—
Southern Veterinary Partners LLC (7)	SF +	3.25%	7.53%	12/4/2031	1,399		1,389	1,403
TTF Lower Intermediate LLC (7)	SF +	3.75%	8.00%	7/18/2031	4,050		3,995	4,028
							106,715	106,778	10.98%
Industrial Engineering
Roper Industrial Products Investment Co (8)	SF +	2.75%	7.05%	11/22/2029	2,631		2,618	2,629
Time Manufacturing Holdings, LLC (4)(9)	SF +	6.50% (incl. 2.00% PIK)	10.93%	12/1/2027	2,618		2,539	2,160
TK Elevator US Newco Inc (5)(8)	SF +	3.00%	7.24%	4/30/2030	4,190		4,175	4,206
							9,332	8,995	0.92%
Industrial Metals and Mining
Alchemy US Holdco 1 LLC (4)(10)	E +	6.50%	8.69%	7/31/2029	EUR	2,974	3,104	3,381
Alchemy US Holdco 1 LLC (4)(6)(10)	SF +	6.50%	10.78%	7/31/2029	1,205		106	111
Alchemy US Holdco 1 LLC (4)(10)	SF +	6.50%	10.78%	7/31/2029	14,097		13,590	13,598
Star Holding LLC (7)	SF +	4.50%	8.83%	7/31/2031	711		707	679
							17,507	17,769	1.83%
Industrial Support Services
Allied Universal Holdco LLC (8)	SF +	3.75%	8.18%	5/12/2028	7,404		7,417	7,447
Atlas Intermediate III, L.L.C. (4)(10)	SF +	8.25% (incl. 4.00% PIK)	12.53%	10/31/2029	9,202		9,045	8,993
AVSC Holding Corp. (4)(6)(9)				12/5/2029	962		(17)	(18)
AVSC Holding Corp. (4)(9)	SF +	5.00%	9.33%	12/5/2031	8,223		8,072	8,062
Axiom Buyer, LLC (4)(10)	SF +	6.50%	10.83%	1/14/2030	17,553		17,192	17,201
Axiom Buyer, LLC (4)(6)(10)				1/14/2030	1,905		(43)	(38)
Axiom Buyer, LLC (4)(6)(10)	SF +	6.50%	10.83%	1/14/2030	2,140		873	874
Azalea Topco, Inc. (7)	SF +	3.25%	7.58%	4/30/2031	2,336		2,319	2,343
Currahee Borrower Sub LLC (6)(7)(19)				3/31/2032	67		—	—
Currahee Borrower Sub LLC (7)(19)	SF +	4.00%	8.30%	3/31/2032	288		287	288
Madison IAQ LLC (8)	SF +	3.25%	7.51%	5/6/2032	4,205		4,168	4,222
Neon Maple US Debt Mergersub Inc (5)(7)	SF +	3.00%	7.33%	11/17/2031	3,990		3,981	4,001
NTH Degree Purchaser, Inc (4)(6)(10)				9/10/2030	3,422		(64)	(48)
NTH Degree Purchaser, Inc (4)(6)(10)				9/10/2030	1,792		(31)	(25)
NTH Degree Purchaser, Inc (4)(10)	SF +	5.25%	9.56%	9/10/2030	11,235		11,040	11,078
QXO Inc (5)(7)	SF +	3.00%	7.30%	4/30/2032	994		984	1,002
Shift4 Payments LLC (5)(7)(19)	SF +	2.75%	7.07%	6/30/2032	448		447	452
Team, Inc. (4)(6)(10)				3/12/2030	3,740		(82)	(92)
Team, Inc. (4)(10)	SF +	6.50%	10.74%	3/12/2030	13,057		12,782	12,737
TruckPro, LLC (4)(11)	SF +	7.75%	12.18%	8/16/2028	3,301		3,262	2,972
VT Topco Inc (8)	SF +	3.00%	7.33%	8/9/2030	1,995		1,990	2,002
W3 TopCo LLC (4)(10)	SF +	6.50%	10.78%	3/22/2029	13,658		13,251	13,276
YA Intermediate Holdings II, LLC (4)(6)(9)	SF +	4.75%	8.99%	10/1/2031	2,201		217	255
YA Intermediate Holdings II, LLC (4)(6)(9)	SF +	4.75%	9.05%	10/1/2031	1,083		212	217
YA Intermediate Holdings II, LLC (4)(9)	SF +	4.75%	8.94%	10/1/2031	5,259		5,235	5,311
							102,537	102,512	10.54%
Industrial Transportation
Brown Group Holding LLC (8)	SF +	2.50%	6.78%	7/1/2031	666		663	667
Stonepeak Nile Parent LLC (5)(7)	SF +	2.75%	6.98%	4/9/2032	1,765		1,760	1,773
							2,423	2,440	0.25%

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Investment Banking and Brokerage Services
Apex Group Treasury LLC (5)(7)	SF +	3.50%	7.82%	2/27/2032	2,262		2,249	2,257
Ascensus Holdings, Inc. (8)	SF +	3.00%	7.33%	8/2/2028	434		428	436
DRW Holdings LLC (7)	SF +	3.50%	7.83%	6/26/2031	2,430		2,426	2,438
Eisner Advisory Group LLC (8)	SF +	4.00%	8.33%	2/28/2031	1,764		1,750	1,774
Focus Financial Partners, LLC (7)(19)	SF +	2.75%	7.08%	9/15/2031	3,529		3,503	3,526
Grant Thornton LLP (7)	SF +	2.50%	6.83%	6/2/2031	5,583		5,583	5,585
Jump Financial LLC (7)	SF +	4.25%	8.55%	2/26/2032	903		900	908
Madonna Bidco Limited (4)(5)(6)(7)	SN +	5.25%	9.50%	10/25/2031	GBP	1,159	49	97
Madonna Bidco Limited (4)(5)(7)	SN +	5.25%	9.50%	10/25/2031	GBP	5,681	7,231	7,879
Orthrus Limited (4)(5)(6)(7)				12/5/2031	GBP	1,773	(38)	(42)
Orthrus Limited (4)(5)(7)	E +	6.25% (incl. 2.75% PIK)	8.22%	12/5/2031	EUR	3,453	3,600	3,999
Orthrus Limited (4)(5)(7)	SN +	6.25% (incl. 2.75% PIK)	10.48%	12/5/2031	GBP	3,866	4,855	5,218
Orthrus Limited (4)(5)(10)	SF +	6.25% (incl. 2.75% PIK)	10.57%	12/5/2031	9,124		8,979	8,967
Osaic Holdings Inc (7)	SF +	3.50%	7.83%	8/17/2028	4,191		4,176	4,205
PF Finco PTY LTD (4)(5)(10)	B +	6.25%	10.07%	5/30/2030	AUD	10,463	6,595	6,737
PF Finco PTY LTD (4)(5)(6)(10)				5/30/2030	AUD	1,427	(20)	(20)
Travelex Issuerco 2 PLC (4)(5)(12)	SN +	8.00%	12.22%	9/22/2028	GBP	1,716	2,046	2,420
							54,312	56,384	5.80%
Leisure Goods
Beckett Collectibles Holdings, LLC (4)(15)	SF +	8.50%	12.86%	12/13/2029	20,990		20,378	20,455
							20,378	20,455	2.10%
Life Insurance
OneDigital Borrower LLC (8)	SF +	3.00%	7.33%	7/2/2031	4,950		4,950	4,948
							4,950	4,948	0.51%
Media
AMR GP Limited (4)(5)(7)		10.50% (incl 5.25% PIK)	10.50%	7/10/2034	10,600		10,324	10,510
Endeavor Operating Co LLC (5)(7)	SF +	3.00%	7.33%	3/24/2032	913		909	916
MBS Services Holdings, LLC (4)(10)	SF +	7.50% (incl. 1.50% PIK)	11.95%	2/26/2026	1,530		1,525	1,493
MBS Services Holdings, LLC (4)(10)	SF +	7.50% (incl. 1.50% PIK)	11.95%	2/26/2026	1,006		1,003	982
MBS Services Holdings, LLC (4)(10)	SF +	7.50% (incl. 1.50% PIK)	11.95%	2/26/2026	3,840		3,828	3,747
MBS Services Holdings, LLC (4)(10)	SF +	7.50% (incl 1.50% PIK)	11.95%	2/26/2026	111		110	108
McGraw-Hill Education Inc (8)	SF +	3.25%	7.58%	8/6/2031	5,588		5,558	5,613
Wasserman Media Group, LLC (7)(19)	SF +	3.00%	7.32%	6/23/2032	2,083		2,073	2,089
							25,330	25,458	2.62%
Medical Equipment and Services
Agiliti Health, Inc. (7)	SF +	3.00%	7.22%	5/1/2030	1,407		1,332	1,366
Bausch + Lomb Corporation (5)(7)(19)	SF +	4.00%	8.33%	9/29/2028	5,007		5,007	5,017
Bausch + Lomb Corporation (5)(7)(19)	SF +	4.25%	8.57%	1/15/2031	19,980		19,880	20,043
Femur Buyer Inc (4)(10)	SF +	8.25% (incl. 4.50% PIK)	12.56%	3/18/2030	22,402		21,987	19,443
Patriot Acquisition Topco S.À R.L. (4)(5)(10)	SF +	4.75%	9.03%	1/28/2028	333		333	332
Patriot Acquisition Topco S.À R.L. (4)(5)(10)	SF +	4.75%	9.03%	1/28/2028	517		516	515
Patriot Acquisition Topco S.À R.L. (4)(5)(10)	SF +	4.75%	9.03%	1/28/2028	61		60	61
Patriot Acquisition Topco S.À R.L. (4)(5)(6)(10)	SF +	4.75%	9.03%	1/28/2028	78		5	5
Solis Mammography Buyer, Inc. (4)(6)(9)				5/29/2030	3,387		(50)	(50)
Solis Mammography Buyer, Inc. (4)(9)	SF +	5.00%	9.31%	5/29/2032	19,403		19,116	19,116

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Solis Mammography Buyer, Inc. (4)(6)(9)				5/29/2032	2,799		(42)	(41)
Spruce Bidco II Inc. (4)(6)(9)				1/31/2032	4,493		(63)	(78)
Spruce Bidco II Inc. (4)(9)	SF +	5.00%	9.13%	1/31/2032	16,924		16,685	16,631
Spruce Bidco II Inc. (4)(9)	C +	5.00%	7.68%	1/31/2032	CAD	3,535	2,406	2,550
Spruce Bidco II Inc. (4)(9)	TN +	5.25%	6.00%	1/31/2032	JPY	379,775	2,418	2,591
							89,590	87,501	9.00%
Non-life Insurance
Acrisure LLC (7)	SF +	3.25%	7.58%	6/20/2032	6,000		5,985	6,000
Alera Group Intermediate Holdings, Inc. (8)	SF +	3.25%	7.58%	5/30/2032	4,000		3,980	4,017
Alliant Holdings Intermediate, LLC (7)	SF +	2.75%	7.07%	9/19/2031	374		364	375
CRC Insurance Group LLC (7)	SF +	2.75%	7.05%	5/6/2031	2,802		2,788	2,806
HUB International Ltd (7)	SF +	2.50%	6.77%	6/20/2030	8,069		8,069	8,103
International Construction Products, LLC (4)(5)(7)		15.25% PIK	15.25%	9/5/2034	1,075		1,075	1,075
Kowalski Trust (4)(5)(7)		16.00% PIK	16.00%	5/31/2034	19,427		19,128	19,427
PCF Insurance Services of the West LLC (7)	SF +	3.25%	7.56%	6/17/2032	3,457		3,449	3,468
							44,838	45,271	4.65%
Pharmaceuticals and Biotechnology
Amneal Pharmaceuticals LLC (5)(7)	SF +	5.50%	9.83%	5/4/2028	671		675	684
Azurity Pharmaceuticals Inc (4)(10)	SF +	7.00%	11.24%	3/14/2030	46,075		45,209	45,052
Azurity Pharmaceuticals Inc (4)(6)(10)	SF +	7.00%	11.33%	3/14/2030	4,037		1,606	1,593
Creek Parent, Inc. (4)(6)(9)				12/18/2031	2,754		(41)	(37)
Creek Parent, Inc. (4)(9)	SF +	5.25%	9.57%	12/18/2031	15,150		14,922	14,944
Endo Finance Holdings Inc (8)	SF +	4.00%	8.33%	4/23/2031	4,963		4,973	4,966
RBP Global Holdings Limited (4)(5)(9)	SF +	5.25%	9.80%	11/4/2030	16,898		16,334	16,322
RBP Global Holdings Limited (4)(5)(6)(9)				11/4/2030	3,878		(129)	(132)
Syneos Health Inc (7)	SF +	4.00%	8.30%	9/27/2030	4,938		4,946	4,896
WCG Intermediate Corp (10)	SF +	3.00%	7.33%	2/25/2032	3,059		3,037	3,031
							91,532	91,319	9.39%
Retailers
Belron Finance 2019 LLC (8)	SF +	2.75%	7.05%	10/16/2031	151		149	152
Constellation Automotive Limited (4)(5)(7)	E +	6.25%	8.56%	4/3/2031	EUR	4,527	4,920	5,258
Constellation Automotive Limited (4)(5)(7)	SN +	6.25%	10.51%	4/3/2031	GBP	10,951	14,122	14,820
Evergreen Acqco 1 LP (5)(9)(19)	SF +	3.75%	8.05%	4/26/2028	1,236		1,236	1,237
Great Outdoors Group, LLC (9)	SF +	3.25%	7.58%	1/23/2032	2,033		2,024	2,034
Johnstone Supply LLC (7)	SF +	2.50%	6.82%	6/9/2031	13,534		13,526	13,576
Knitwell Borrower LLC (4)(10)	SF +	7.75%	12.18%	7/28/2027	2,062		2,030	2,032
Knitwell Borrower LLC (4)(10)	SF +	7.75%	12.18%	7/28/2027	14,308		13,984	14,093
Petsmart LLC (9)	SF +	3.75%	8.18%	2/11/2028	9,897		9,913	9,817
Staples, Inc. (8)	SF +	5.75%	10.03%	9/4/2029	12,345		11,882	11,424
White Cap Buyer, LLC (7)	SF +	3.25%	7.58%	10/19/2029	1,990		1,981	1,982
							75,767	76,425	7.86%
Software and Computer Services
Alegeus Technologies Holdings Corp. (4)(10)	SF +	6.75%	11.03%	11/5/2029	34,738		33,981	34,009
Boreal Bidco (4)(5)(6)(7)(19)				3/26/2032	EUR	1,209	(29)	(37)
Boreal Bidco (4)(5)(7)	E +	7.25% (incl. 5.75% PIK)	9.23%	3/26/2032	EUR	13,800	14,544	15,835
Central Parent LLC (7)	SF +	3.25%	7.55%	7/6/2029	1,612		1,605	1,350
CF Newco, Inc. (4)(6)(11)	SF +	6.25%	10.56%	12/10/2029	2,500		1,728	1,726
CF Newco, Inc. (4)(11)	SF +	6.25%	10.56%	12/10/2029	32,013		31,728	31,702
Cotiviti Inc (7)	SF +	2.75%	7.07%	5/1/2031	4,938		4,970	4,921
Delta Topco, Inc. (7)	SF +	2.75%	7.07%	11/30/2029	5,217		5,243	5,186
Einstein Parent, Inc. (4)(6)(9)				1/22/2031	2,707		(50)	(57)
Einstein Parent, Inc. (4)(9)	SF +	6.50%	10.77%	1/22/2031	26,128		25,644	25,574

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Espresso Bidco Inc. (4)(6)(9)				3/25/2032	3,583		(53)	(68)
Espresso Bidco Inc. (4)(6)(9)				3/25/2032	1,593		(23)	(30)
Espresso Bidco Inc. (4)(9)	SF +	5.75% (incl. 3.13% PIK)	10.05%	3/25/2032	13,049		12,859	12,801
Finastra USA, Inc. (10)	SF +	7.25%	11.43%	9/13/2029	16,616		16,384	16,720
Kaseya Inc (7)	SF +	3.25%	7.58%	3/20/2032	5,776		5,744	5,806
LMI Inc/DE (8)	SF +	3.75%	8.18%	10/2/2028	1,386		1,373	1,372
McAfee Corp (8)	SF +	3.00%	7.32%	3/1/2029	513		477	499
Mediaocean LLC (8)	SF +	3.50%	7.93%	12/15/2028	1,538		1,536	1,543
Mitchell International Inc (8)	SF +	3.25%	7.58%	6/17/2031	4,963		4,941	4,964
New Era Technology Inc (4)(7)(17)	SF +	6.25%		10/31/2026	4,255		4,188	3,029
New Era Technology Inc (4)(7)(17)	SF +	6.25%		10/30/2026	4,154		4,088	2,957
New Era Technology Inc (4)(7)(17)	SF +	6.25%		10/31/2026	2,543		2,503	1,810
Project Alpha Intermediate Holding, Inc. (8)	SF +	3.25%	7.55%	10/26/2030	7,004		6,933	7,045
Project Ruby Ultimate Parent Corp (7)	SF +	3.00%	7.44%	3/10/2028	4,378		4,370	4,388
Proofpoint, Inc. (8)	SF +	3.00%	7.33%	8/31/2028	1,994		1,976	1,998
Proofpoint, Inc. (7)(19)	SF +	3.00%	7.32%	8/31/2028	500		498	501
Rocket Software Inc (8)	SF +	4.25%	8.58%	11/28/2028	2,027		1,982	2,034
Stack Sports Buyer, LLC (4)(6)(9)				3/31/2031	4,071		(60)	(75)
Stack Sports Buyer, LLC (4)(6)(9)				3/31/2031	2,994		(43)	(55)
Stack Sports Buyer, LLC (4)(9)	SF +	5.25%	9.55%	3/31/2031	18,318		18,055	17,980
Storable Inc (7)	SF +	3.25%	7.58%	4/16/2031	1,876		1,872	1,877
Tango Bidco SAS (4)(5)(6)(7)	E +	5.00%	7.28%	10/17/2031	EUR	1,844	1,299	1,482
Tango Bidco SAS (4)(5)(6)(7)				10/17/2031	EUR	348	(6)	(3)
Tango Bidco SAS (4)(5)(7)	E +	5.00%	7.28%	10/17/2031	EUR	4,646	4,964	5,429
Technology Growth Capital Pty Ltd (4)(5)(10)	SF +	6.50%	10.79%	7/2/2030	3,544		3,463	3,511
Tricentis Operations Holdings Inc (4)(9)	SF +	6.25% (incl 4.88% PIK)	10.55%	2/11/2032	18,971		18,794	18,745
Tricentis Operations Holdings Inc (4)(6)(9)				2/11/2032	2,713		(26)	(32)
Tricentis Operations Holdings Inc (4)(6)(9)				2/11/2032	3,748		(36)	(45)
UKG Inc (7)	SF +	3.00%	7.31%	2/10/2031	5,222		5,211	5,248
WorkWave Intermediate II, LLC (4)(9)	SF +	6.50% (incl. 3.25% PIK)	10.90%	6/29/2027	11,146		11,039	11,146
							253,666	252,786	25.99%
Technology Hardware and Equipment
CC WDW Borrower, Inc. (4)(10)	SF +	6.75%	11.18%	1/27/2028	3,173		2,955	3,130
							2,955	3,130	0.32%
Telecommunications Equipment
Guardian US Holdco LLC (8)	SF +	3.50%	7.80%	1/31/2030	1,980		1,973	1,974
IPC Corp. (4)(10)	SF +	6.50% (incl. 1.00% PIK)	10.93%	10/1/2027	6,701		6,533	6,251
Ribbon Communications Operating Company, Inc (4)(5)(10)	SF +	6.25%	10.58%	6/21/2029	7,426		7,308	7,341
Ribbon Communications Operating Company, Inc (4)(5)(6)(10)				6/21/2029	849		(13)	(10)
							15,801	15,556	1.60%
Telecommunications Service Providers
CCI Buyer, Inc. (4)(6)(9)				5/13/2032	144		(1)	(1)
CCI Buyer, Inc. (4)(9)	SF +	5.00%	9.30%	5/13/2032	1,873		1,855	1,858
							1,854	1,857	0.19%
Travel and Leisure
Equinox Holdings, Inc. (4)(10)	SF +	8.25% (incl. 4.13% PIK)	12.55%	3/8/2029	10,255		10,077	10,097
Fertitta Entertainment LLC/NV (8)	SF +	3.50%	7.83%	1/27/2029	4,949		4,969	4,949

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Flynn Restaurant Group LP (7)	SF +	3.75%	8.08%	1/28/2032	2,014		2,005	2,014
HB AcquisitionCo Pty Ltd (4)(5)(8)	B +	6.50%	10.38%	8/7/2029	AUD	3,789	2,502	2,437
HB AcquisitionCo Pty Ltd (4)(5)(6)(8)	B +	6.50%	10.38%	8/7/2029	AUD	421	50	49
Lakeland Tours LLC (4)(9)	SF +	7.75%	12.18%	3/31/2028	2,803		2,716	2,697
Lakeland Tours LLC (4)(9)	SF +	7.75%	12.18%	3/31/2028	3,600		3,488	3,463
Lakeland Tours LLC (4)(9)	SF +	7.75%	12.20%	4/1/2027	1,126		1,102	1,093
LC Ahab US Bidco LLC (7)	SF +	3.00%	7.33%	5/1/2031	2,817		2,754	2,818
Life Time, Inc. (5)(7)	SF +	2.50%	6.53%	11/5/2031	323		318	324
Saga Mid Co Limited (4)(5)(6)(10)				2/27/2031	GBP	1,388	(43)	(49)
Saga Mid Co Limited (4)(5)(6)(10)				2/27/2031	GBP	8,364	(256)	(296)
Saga Mid Co Limited (4)(5)(10)	SN +	6.75%	10.98%	2/27/2031	GBP	28,019	34,478	37,482
The One Group, LLC (4)(10)	SF +	6.50%	10.78%	5/1/2029	6,721		6,567	6,595
The One Group, LLC (4)(6)(7)				10/31/2028	887		(20)	(27)
Travel Leaders Group, LLC (4)(12)	SF +	7.50% (incl. 3.50% PIK)	11.93%	3/27/2028	3,699		3,748	3,687
Voyager Parent LLC (7)(19)	SF +	4.75%	9.05%	7/1/2032	3,952		3,833	3,917
							78,288	81,250	8.35%
Total First Lien Debt							$1,433,084	$1,438,467	147.90%

Second Lien Debt
Non-Life Insurance
International Construction Products, LLC (4)(5)(7)		15.25% PIK	15.25%	9/5/2034		$2,861	$2,861	$2,861
							2,861	2,861	0.29%
Travel and Leisure
Equinox Holdings, Inc. (4)(7)		16.00% PIK	16.00%	6/30/2027	1,537		1,514	1,512
							1,514	1,512	0.16%
Total Second Lien Debt							$4,375	$4,373	0.45%

Other Secured Debt
Asset Based Lending and Fund Finance
TPG VIII Merlin New Holdings I, L.P. (4)(5)(10)	SF +	6.50%	10.78%	3/15/2027		$13,056	$12,908	$12,934
							12,908	12,934	1.33%
Electricity
IDF 9 Financeco, LLC (4)(6)(15)	SF +	8.50%	12.80%	3/28/2031	2,518		1,849	1,839
							1,849	1,839	0.19%
Real Estate Investment and Services
Link Apartments Opportunity Zone REIT, LLC (4)(6)(8)	SF +	7.50%	11.80%	12/27/2029	1,039		387	388
Link Apartments Opportunity Zone REIT, LLC (4)(15)	SF +	7.50%	11.80%	12/27/2029	1,819		1,786	1,789
							2,173	2,177	0.22%
Total Other Secured Debt							$16,930	$16,950	1.74%

Unsecured Debt
Medical Equipment and Services
Corza Medical S.À R.L. (4)(5)(7)		14.00% PIK	14.00%	2/13/2030		$18,071	$17,841	$18,271
							17,841	18,271	1.88%
Total Unsecured Debt							$17,841	$18,271	1.88%

Structured Finance
Structured Finance Investments
Ares Secondaries PBN Finance Co IV LLC (4)(5)(6)(7)	SF +	2.90%	7.23%	4/14/2039		$1,000	$10	$10
Ares Secondaries PBN Finance Co IV LLC (4)(5)(6)(7)	SF +	8.50%	12.81%	4/14/2039	7,000		73	73

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
						83	83	0.01%
Total Structured Finance Investments						$83	$83	0.01%

Preferred Equity
Beverages
CC Investor Aggregator, L.P. (4)(20) - Class A Units					40,582	$40,582	$41,197
						40,582	41,197	4.24%
Consumer Services
LC8 Cirrostratus L.P. (4)(5)(10)(20) - Class A Units	SF +	7.00% PIK	11.30%	2/8/2029	1,620	1,595	1,597
						1,595	1,597	0.16%
Electricity
IDF 9 Financeco, LLC (4)(6)(19)(20) - Series B Units					1,055,303	774	800
						774	800	0.08%
Personal Goods
Kendra Scott Design, Inc. (4)(20) - Preferred Stock					2,316,836	24,270	29,575
						24,270	29,575	3.04%
Telecommunications Service Providers
CCI Topco, Inc. (4)(20) - Preferred Stock					500	49,005	49,791
						49,005	49,791	5.12%
Travel and Leisure
The ONE Group Hospitality, Inc. (4)(20) - Preferred Stock					1,000	877	1,066
						877	1,066	0.11%
Total Preferred Equity						$117,103	$124,026	12.75%

Other Equity Investments
Electricity
IDF 8 Topco, LLC (4)(19)(20) - Series B-1 Units					230,248	$230	$230
IDF 8 Topco, LLC (4)(19)(20) - Series B-2 Units					230,248	230	230
						460	460	0.05%
Media
Racing Point UK Holdings Limited (4)(5)(20) - Ordinary Shares					1,675	10,047	11,483
						10,047	11,483	1.18%
Personal Care, Drug and Grocery Stores
AP Himalaya Co-Invest, L.P. (4)(20) - LP Interest					20,006	20,087	20,724
						20,087	20,724	2.13%
Pharmaceuticals and Biotechnology
Creek Feeder, L.P. (4)(20) - LP Interest					10,000	10,000	10,000
						10,000	10,000	1.03%
Travel and Leisure
The ONE Group Hospitality, Inc. - B-2 Warrants (4)(20)					6,667	12	6
The ONE Group Hospitality, Inc. - A-2 Warrants (20)					11,911	61	48
						73	54	0.01%
Total Other Equity Investments						$40,667	$42,721	4.40%
Total Investments - Non-Controlled/Non-Affiliated						$1,630,083	$1,644,891	169.13%

Investments - Non-Controlled/Affiliated
First Lien Debt
Household Goods and Home Construction
Lasko Operation Holdings, LLC (4)(7)(17)(18)	SF +	6.50%		6/4/2030	$1,781	$1,781	$1,781
						1,781	1,781	0.18%
Total First Lien Debt						$1,781	$1,781	0.18%

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)	Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets

Other Equity Investments
Household Goods and Home Construction
Lasko Operation Holdings, LLC (4)(18)(20) - Common Shares				891	$287	$287
					287	287	0.03%
Total Other Equity Investments					$287	$287	0.03%
Total Investments - Non-Controlled/Affiliated					$2,068	$2,068	0.21%
Total Investment Portfolio					$1,632,151	$1,646,959	169.34%

Cash Equivalents
Dreyfus Government Cash Management (5)		4.23%		$12,008	$12,008	$12,008
BNY Mellon US Treasury Fund (5)		0.60%		719	719	719
Dreyfus Treasury Obligations Cash Management (5)		4.20%		5,595	5,595	5,595
Goldman Sachs Financial Square Government Fund (5)		4.23%		130	130	130
Total Cash Equivalents					$18,452	$18,452	1.90%
Total Investment Portfolio and Cash Equivalents					$1,650,603	$1,665,411	171.24%
(1) Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in U.S. dollars. As of June 30, 2025, the Company had investments denominated in Canadian Dollars (CAD), Euros (EUR), British Pounds (GBP), Japanese Yen (JPY), and Australian Dollars (AUD). All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments and the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral under its credit facility unless otherwise indicated.
(2) The majority of the investments bear interest at a rate that may be determined by reference to the Sterling Overnight Index Average ("SONIA" or "SN"), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate ("SOFR" or "SF"), Canadian Overnight Repo Rate Average ("CORRA" or "C"), Tokyo Overnight Average Rate (“TONA” or “TN”), or Bank Bill Swap Bid Rate ("BBSY" or "B") which reset daily, monthly, quarterly, semiannually or annually. For each such investment, the Company has provided the spread over SONIA, Euribor, SOFR, CORRA, TONA, or BBSY and the current contractual interest rate in effect at June 30, 2025. Certain investments are subject to a Prime, or SOFR interest rate floor, or rate cap. Certain investments contain a payment-in-kind (“PIK”) provision. SOFR-based contracts may include a credit spread adjustment, which is included within the stated all-in interest rate, if applicable, that is charged in addition to the base rate and the stated spread.
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
(5) The investment is not a qualifying asset, in whole or in part, under Section 55(a) of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2025, non-qualifying assets represented 20.1% of total assets as calculated in accordance with regulatory requirements.
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

Investments-non-controlled/non-affiliated	Commitment Type	Unfunded Commitment	Fair Value
Alchemy US Holdco 1 LLC	1st Lien Senior Secured Delayed Draw Loan	$1,051	$(38)
American Academy Holdings, LLC	1st Lien Senior Secured Revolving Loan	160	(2)
Ares Secondaries PBN Finance Co IV LLC	Structured Finance Obligations - Debt Instruments	990	—
Ares Secondaries PBN Finance Co IV LLC	Structured Finance Obligations - Debt Instruments	6,927	—
AVSC Holding Corp.	1st Lien Senior Secured Revolving Loan	962	(18)
Axiom Buyer, LLC	1st Lien Senior Secured Delayed Draw Loan	1,905	(38)
Axiom Buyer, LLC	1st Lien Senior Secured Revolving Loan	1,223	(25)
Azurity Pharmaceuticals Inc	1st Lien Senior Secured Revolving Loan	2,355	(52)
Boreal Bidco	1st Lien Senior Secured Delayed Draw Loan	1,425	(37)
Carbon Topco, Inc.	1st Lien Senior Secured Revolving Loan	1,212	(20)
CCI Buyer, Inc.	1st Lien Senior Secured Revolving Loan	144	(1)
CF Newco, Inc.	1st Lien Senior Secured Revolving Loan	750	(7)
Citrin Cooperman Advisors LLC	1st Lien Senior Secured Delayed Draw Loan	179	—
Creek Parent, Inc.	1st Lien Senior Secured Revolving Loan	2,753	(37)

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments-non-controlled/non-affiliated	Commitment Type	Unfunded Commitment	Fair Value
Currahee Borrower Sub LLC	1st Lien Senior Secured Delayed Draw Loan	67	—
Diagnostic Services Holdings, Inc.	1st Lien Senior Secured Revolving Loan	111	(1)
Einstein Parent, Inc.	1st Lien Senior Secured Revolving Loan	2,707	(57)
Espresso Bidco Inc.	1st Lien Senior Secured Revolving Loan	1,593	(30)
Espresso Bidco Inc.	1st Lien Senior Secured Delayed Draw Loan	3,583	(68)
FC Compassus LLC	1st Lien Senior Secured Delayed Draw Loan	159	(2)
FC Compassus LLC	1st Lien Senior Secured Revolving Loan	2,716	(32)
FC Compassus LLC	1st Lien Senior Secured Delayed Draw Loan	1,332	(16)
Flatiron Energy Holdco LLC	1st Lien Senior Secured Delayed Draw Loan	1,441	(31)
HB AcquisitionCo Pty Ltd	1st Lien Senior Secured Delayed Draw Loan	222	(5)
IDF 8 Borrower, LLC	1st Lien Senior Secured Delayed Draw Loan	540	(111)
IDF 8 Borrower, LLC	1st Lien Senior Secured Delayed Draw Loan	809	(48)
IDF 9 Financeco, LLC	Preferred Equity	271	(3)
IDF 9 Financeco, LLC	Other Secured Debt Delayed Draw Loan	646	(9)
Indigo Purchaser, Inc.	1st Lien Senior Secured Revolving Loan	1,942	—
Indigo Purchaser, Inc.	1st Lien Senior Secured Delayed Draw Loan	2,680	27
Kabafusion Parent LLC	1st Lien Senior Secured Revolving Loan	1,300	(6)
Link Apartments Opportunity Zone REIT, LLC	Other Secured Debt Delayed Draw Loan	634	(10)
Madonna Bidco Limited	1st Lien Senior Secured Delayed Draw Loan	1,511	15
Matrix Renewables (Devco) USA LLC	1st Lien Senior Secured Delayed Draw Loan	2,500	(7)
Montagu Lux Finco Sarl	1st Lien Senior Secured Delayed Draw Loan	8,231	(179)
NRD Construction, LLC	1st Lien Senior Secured Delayed Draw Loan	6,689	(142)
NTH Degree Purchaser, Inc	1st Lien Senior Secured Delayed Draw Loan	3,422	(48)
NTH Degree Purchaser, Inc	1st Lien Senior Secured Revolving Loan	1,792	(25)
Orthrus Limited	1st Lien Senior Secured Delayed Draw Loan	2,435	(42)
Patriot Acquisition Topco S.À R.L.	1st Lien Senior Secured Revolving Loan	72	—
PF Finco PTY LTD	1st Lien Senior Secured Delayed Draw Loan	939	(20)
Raven Acquisition Holdings LLC	1st Lien Senior Secured Delayed Draw Loan	222	—
RBP Global Holdings Limited	1st Lien Senior Secured Revolving Loan	3,878	(132)
RH Buyer, Inc.	1st Lien Senior Secured Revolving Loan	2,299	(39)
Ribbon Communications Operating Company, Inc	1st Lien Senior Secured Revolving Loan	849	(10)
Saga Mid Co Limited	1st Lien Senior Secured Delayed Draw Loan	11,484	(296)
Saga Mid Co Limited	1st Lien Senior Secured Delayed Draw Loan	1,906	(49)
Solis Mammography Buyer, Inc.	1st Lien Senior Secured Delayed Draw Loan	2,799	(41)
Solis Mammography Buyer, Inc.	1st Lien Senior Secured Revolving Loan	3,387	(50)
Spruce Bidco II Inc.	1st Lien Senior Secured Revolving Loan	4,493	(78)
Stack Sports Buyer, LLC	1st Lien Senior Secured Delayed Draw Loan	4,071	(75)
Stack Sports Buyer, LLC	1st Lien Senior Secured Revolving Loan	2,994	(55)
Sunraycer HPS Borrower LLC	1st Lien Senior Secured Delayed Draw Loan	2,930	(50)
SW Ingredients Holdings, LLC	1st Lien Senior Secured Delayed Draw Loan	2,434	(35)
SW Ingredients Holdings, LLC	1st Lien Senior Secured Revolving Loan	2,303	(33)
Tango Bidco SAS	1st Lien Senior Secured Delayed Draw Loan	673	(6)
Tango Bidco SAS	1st Lien Senior Secured Delayed Draw Loan	410	(3)
Team, Inc.	1st Lien Senior Secured Delayed Draw Loan	3,740	(92)
Tex-Tech Industries, Inc.	1st Lien Senior Secured Delayed Draw Loan	2,010	(24)
Tex-Tech Industries, Inc.	1st Lien Senior Secured Revolving Loan	1,266	(15)
The One Group, LLC	1st Lien Senior Secured Revolving Loan	887	(27)
Tricentis Operations Holdings Inc	1st Lien Senior Secured Delayed Draw Loan	3,748	(45)
Tricentis Operations Holdings Inc	1st Lien Senior Secured Revolving Loan	2,713	(32)
Valence Surface Technologies LLC	1st Lien Senior Secured Revolving Loan	3,280	(73)
Valence Surface Technologies LLC	1st Lien Senior Secured Delayed Draw Loan	6,466	(145)
Valence Surface Technologies LLC	1st Lien Senior Secured Delayed Draw Loan	4,310	(96)
YA Intermediate Holdings II, LLC	1st Lien Senior Secured Delayed Draw Loan	1,968	20

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments-non-controlled/non-affiliated	Commitment Type	Unfunded Commitment	Fair Value
YA Intermediate Holdings II, LLC	1st Lien Senior Secured Revolving Loan	867	—
Total		$150,767	$(2,606)

(7) There are no interest rate floors on these investments.
(8) The interest rate floor on these investments as of June 30, 2025 was 0.50%.
(9) The interest rate floor on these investments as of June 30, 2025 was 0.75%.
(10) The interest rate floor on these investments as of June 30, 2025 was 1.00%.
(11) The interest rate floor on these investments as of June 30, 2025 was 1.50%.
(12) The interest rate floor on these investments as of June 30, 2025 was 2.00%.
(13) The interest rate floor on these investments as of June 30, 2025 was 2.50%
(14) The interest rate floor on these investments as of June 30, 2025 was 2.75%
(15) The interest rate floor on these investments as of June 30, 2025 was 3.00%
(16) The interest rate floor on these investments as of June 30, 2025 was 3.25%.
(17) Loan was on non-accrual status as of June 30, 2025.
(18) Under the 1940 Act, the Company is deemed to “control” a portfolio company if the Company owns more than 25% of its outstanding voting securities and/or holds the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company is deemed an “affiliated person” of a portfolio company if the Company owns between 5% and 25% or if the Company and/or its affiliates owns 25% or more, inclusive of the portfolio company’s outstanding voting securities. For purposes of determining the “control” classification of its investment portfolio, the Company has excluded consideration of any voting securities or board appointment rights held by third-party investment funds advised by the Adviser and/or its affiliates. As of June 30, 2025, the Company’s non-controlled/affiliated investments were as follows:

	Fair Value as of December 31, 2024	Gross Additions(a)	Gross Reductions(b)	Change in Unrealized Gains (Loss)	Net Realized Gain (Loss)	Fair Value as of June 30, 2025	Income
Non-Controlled/Affiliated Investments
Lasko Operation Holdings, LLC	$—	$2,068	$—	$—	$—	$2,068	$—
Total Non-Controlled/Affiliated Investments	$—	$2,068	$—	$—	$—	$2,068	$—
(a)Gross additions may include increases in the cost basis of investments resulting from new investments, amounts related to payment-in-kind (“PIK”) interest capitalized and added to the principal balance of the respective loans, the accretion of discounts, the exchange of one or more existing investments for one or more new investments and the movement at fair value of an existing portfolio company into this non-controlled affiliated category from a different category.
(b)Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments and sales, return of capital, the amortization of premiums and the exchange of one or more existing securities for one or more new securities.

(19) These investments are not pledged as collateral under the Revolving Credit Facility.
(20) Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted security” under the Securities Act. As of June 30, 2025, the aggregate fair value of these securities is $167,034, or 17.17% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
CC Investor Aggregator, L.P.	Class A Units	May 19, 2025
LC8 Cirrostratus L.P.	Class A Units	August 8, 2024
IDF 9 Financeco, LLC	Series B Units	March 28, 2025
Kendra Scott Design, Inc.	Senior Preferred Stock	September 12, 2024
CCI Topco, Inc.	Series B Preferred Stock	May 13, 2025
The ONE Group Hospitality, Inc.	Series A Preferred Stock	May 1, 2024
IDF 8 Topco, LLC	Series B-1 Units	November 18, 2024
IDF 8 Topco, LLC	Series B-2 Units	November 18, 2024
Lasko Operation Holdings, LLC	Common Shares	June 4, 2025
Racing Point UK Holdings Limited	Ordinary Shares	July 9, 2024
AP Himalaya Co-Invest, L.P.	LP Interest	September 18, 2024
Creek Feeder, L.P.	LP Interest	December 16, 2024
The ONE Group Hospitality, Inc.	A-2 Warrants	May 1, 2024
The ONE Group Hospitality, Inc.	B-2 Warrants	May 1, 2024
(21) Reflects a "last out" tranche of the portfolio company's senior term debt that was previously syndicated by the Company into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

ADDITIONAL INFORMATION
Foreign currency forward contracts:

Currency Purchased	Notional Purchased	Currency Sold	Notional Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
U.S. Dollars	32,841	British Pound	24,279	SMBC Capital Markets, Inc.	September 23, 2025	$(515)
U.S. Dollars	72,104	Euro	63,894	SMBC Capital Markets, Inc.	September 23, 2025	(3,601)
U.S. Dollars	2,729	Japanese Yen	385,409	SMBC Capital Markets, Inc.	September 24, 2025	27
U.S. Dollars	2,637	Canadian Dollar	3,599	SMBC Capital Markets, Inc.	September 23, 2025	(16)
U.S. Dollars	36,302	British Pound	28,733	SMBC Capital Markets, Inc.	December 23, 2026	(3,141)
U.S. Dollars	2,556	Australian Dollar	3,935	SMBC Capital Markets, Inc.	September 23, 2025	(38)
U.S. Dollars	667	Australian Dollar	1,037	Morgan Stanley	September 23, 2025	(17)
Total						$(7,301)

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

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
							2,722	2,807	0.43%
Gas, Water, and Multi-utilities
Flatiron Energy Holdco LLC (4)(6)(14)				10/1/2029	3,775		(90)	(90)
Flatiron Energy Holdco LLC (4)(14)	SF +	7.50% PIK	11.83%	10/1/2029	4,950		4,836	4,832
							4,746	4,742	0.73%
General Industrials
Capripack Debtco PLC (4)(5)(10)	E +	6.75% (incl. 2.50% PIK)	10.00%	1/3/2030	EUR	5,210	5,527	5,439
Capripack Debtco PLC (4)(5)(10)	E +	6.75% (incl. 2.50% PIK)	10.00%	1/3/2030	EUR	28,048	29,753	29,282
Formerra, LLC (4)(10)	SF +	7.25%	11.71%	11/1/2028	5,812		5,774	5,766
Formerra, LLC (4)(10)	SF +	7.25%	11.71%	11/1/2028	234		232	232
							41,286	40,719	6.25%
Health Care Providers
AthenaHealth Group Inc. (8)	SF +	3.25%	7.61%	2/15/2029	9,924		9,949	9,968
Connect America.com, LLC (4)(15)	SF +	5.50%	9.83%	10/11/2029	34,956		34,442	34,455
Diagnostic Services Holdings, Inc. (4)(6)(10)	SF +	5.50%	9.95%	3/15/2027	333		75	75
Diagnostic Services Holdings, Inc. (4)(10)	SF +	5.50%	9.95%	3/15/2027	13,591		13,492	13,492
Diagnostic Services Holdings, Inc. (4)(10)	SF +	5.50%	9.95%	3/15/2027	1,744		1,731	1,731
FC Compassus, LLC (4)(6)(9)				11/26/2030	179		(3)	(3)
FC Compassus, LLC (4)(6)(9)				11/26/2030	1,500		(22)	(22)
FC Compassus, LLC (4)(9)(20)	SF +	7.05% (incl. 2.10% PIK)	11.57%	11/26/2030	13,604		13,403	13,403
FC Compassus, LLC (4)(6)(7)				11/26/2030	2,716		(40)	(40)
FC Compassus, LLC (4)(9)	SF +	5.75% (incl. 1.50% PIK)	10.27%	11/26/2030	1,642		1,618	1,618
Indigo Purchaser, Inc. (4)(6)(9)(18)				11/21/2031	2,845		(42)	(42)
Indigo Purchaser, Inc. (4)(6)(9)(18)				11/21/2031	1,942		(29)	(29)
Indigo Purchaser, Inc. (4)(9)(18)	SF +	5.00%	9.33%	11/21/2031	12,488		12,304	12,304
Kabafusion Parent LLC (4)(6)(9)				11/24/2031	1,300		(13)	(13)
Kabafusion Parent LLC (4)(9)	SF +	5.00%	9.33%	11/24/2031	10,000		9,902	9,902
							96,767	96,799	14.85%
Household Goods and Home Construction
Lasko Operation Holdings, LLC (4)(10)	SF +	10.00% (incl. 3.50% PIK)	14.46%	1/31/2025	2,449		2,449	2,407
							2,449	2,407	0.37%
Industrial Engineering
Time Manufacturing Holdings, LLC (4)(9)	SF +	6.50% (incl. 2.00% PIK)	11.49%	12/1/2027	2,587		2,492	2,272
							2,492	2,272	0.35%
Industrial Metals and Mining
Alchemy US Holdco 1 LLC (4)(10)	E +	6.50%	9.56%	7/31/2029	EUR	3,012	3,129	2,999
Alchemy US Holdco 1 LLC (4)(6)(10)	SF +	6.50%	11.02%	7/31/2029	1,207		105	108
Alchemy US Holdco 1 LLC (4)(10)	SF +	6.50%	11.09%	7/31/2029	14,277		13,701	13,722
							16,935	16,829	2.58%
Industrial Support Services
Allied Universal Holdco LLC (8)	SF +	3.75%	8.21%	5/12/2028	7,442		7,458	7,476

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Atlas Intermediate III, L.L.C. (4)(10)	SF +	8.50% (incl. 4.00% PIK)	13.09%	10/31/2029	9,019		8,845	8,923
AVSC Holding Corp. (4)(6)(9)				12/5/2029	962		(19)	(19)
AVSC Holding Corp. (4)(9)	SF +	5.00%	9.36%	12/5/2031	8,243		8,080	8,080
Axiom Buyer, LLC (4)(10)	SF +	6.50%	10.86%	1/14/2030	17,642		17,239	17,265
Axiom Buyer, LLC (4)(6)(10)				1/14/2030	1,905		(46)	(41)
Axiom Buyer, LLC (4)(6)(10)	SF +	6.50%	10.86%	1/14/2030	2,140		257	260
NTH Degree Purchaser, Inc (4)(6)(10)				9/10/2030	3,422		(67)	(49)
NTH Degree Purchaser, Inc (4)(6)(10)				9/10/2030	1,792		(34)	(26)
NTH Degree Purchaser, Inc (4)(10)	SF +	5.25%	9.68%	9/10/2030	11,291		11,077	11,129
TTF Lower Intermediate LLC (7)	SF +	3.75%	8.11%	7/18/2031	2,750		2,724	2,736
TruckPro, LLC (4)(11)	SF +	7.75%	12.49%	8/16/2028	3,482		3,435	3,374
W3 TopCo LLC (4)(10)	SF +	6.50%	11.14%	3/22/2029	13,729		13,266	13,317
YA Intermediate Holdings II, LLC (4)(6)(9)				10/1/2031	2,202		(16)	(21)
YA Intermediate Holdings II, LLC (4)(6)(12)	P +	4.00%	11.50%	10/1/2031	1,083		49	44
YA Intermediate Holdings II, LLC (4)(9)	SF +	5.00%	9.59%	10/1/2031	5,285		5,260	5,234
							77,508	77,682	11.92%
Industrial Transportation
The Pasha Group (4)(10)	SF +	7.25%	11.73%	7/17/2026	18,450		18,204	18,352
							18,204	18,352	2.82%
Investment Banking and Brokerage Services
1251 Financing Company, LLC (4)(10)	SF +	7.00%	11.48%	5/7/2026	934		916	931
1251 Financing Company, LLC (4)(10)	SF +	7.00%	11.48%	5/7/2026	835		819	833
Grant Thornton LLP (7)	SF +	2.75%	7.08%	6/2/2031	5,611		5,611	5,619
Madonna Bidco Limited (4)(5)(6)(7)				10/25/2031	GBP	1,159	(30)	(28)
Madonna Bidco Limited (4)(5)(7)	SN +	5.25%	9.99%	10/25/2031	GBP	5,681	7,221	6,974
Neon Maple US Debt Mergersub Inc (5)(7)(18)	SF +	3.00%	7.44%	11/17/2031	4,000		3,990	4,013
Orthrus Limited (4)(5)(6)(7)				12/5/2031	GBP	1,773	(39)	(38)
Orthrus Limited (4)(5)(7)	E +	6.25% (incl 2.75% PIK)	9.13%	12/5/2031	EUR	3,406	3,543	3,467
Orthrus Limited (4)(5)(7)	SN +	6.25% (incl 2.75% PIK)	10.97%	12/5/2031	GBP	3,814	4,780	4,692
Orthrus Limited (4)(5)(10)	SF +	6.25% (incl 2.75% PIK)	10.72%	12/5/2031	8,998		8,842	8,842
Travelex Issuerco 2 PLC (4)(5)(13)	SN +	8.00%	12.71%	9/22/2028	GBP	1,743	2,070	2,214
							37,723	37,519	5.76%
Life Insurance
OneDigital Borrower LLC (8)	SF +	3.25%	7.61%	7/2/2031	4,975		4,975	4,994
							4,975	4,994	0.77%
Media
AMR GP Limited (4)(5)(7)			10.50% (incl 5.25% PIK)	7/10/2034	10,329		10,038	10,282
MBS Services Holdings, LLC (4)(10)	SF +	6.75% (incl. 0.75% PIK)	11.42%	2/26/2026	1,530		1,522	1,521
MBS Services Holdings, LLC (4)(10)	SF +	6.75% (incl. 0.75% PIK)	11.23%	2/26/2026	1,016		1,010	1,010
MBS Services Holdings, LLC (4)(10)	SF +	6.75% (incl. 0.75% PIK)	11.43%	2/26/2026	3,875		3,854	3,854
MBS Services Holdings, LLC (4)(10)	SF +	6.75% (incl. 0.75% PIK)	11.42%	2/26/2026	110		109	109
Mood Media Borrower, LLC (4)(10)	SF +	6.75%	11.23%	12/31/2025	19,991		19,961	19,991
Mood Media Borrower, LLC (4)(10)	SF +	6.75%	11.23%	12/31/2025	700		700	700
Mood Media Borrower, LLC (4)(6)(10)	SF +	6.75%	11.45%	12/31/2025	1,761		526	528
							37,720	37,995	5.83%

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Medical Equipment and Services
Femur Buyer, Inc. (4)(10)	SF +	8.25% (incl. 4.50% PIK)	12.60%	3/18/2030	21,901		21,442	21,472
Patriot Acquisition Topco S.À R.L. (4)(5)(10)	SF +	5.25%	9.99%	1/28/2028	335		334	335
Patriot Acquisition Topco S.À R.L. (4)(5)(10)	SF +	5.25%	9.99%	1/28/2028	520		519	520
Patriot Acquisition Topco S.À R.L. (4)(5)(6)(10)	SF +	5.25%	9.99%	1/28/2028	61		48	49
Patriot Acquisition Topco S.À R.L. (4)(5)(6)(10)				1/28/2028	78		(1)	—
							22,342	22,376	3.43%
Non-life Insurance
HUB International Ltd (7)	SF +	2.75%	7.37%	6/20/2030	9,478		9,478	9,547
Kowalski Trust (4)(5)(7)			14.00% PIK	5/31/2034	18,030		17,714	18,030
							27,192	27,577	4.23%
Pharmaceuticals and Biotechnology
Creek Parent, Inc. (4)(6)(9)				12/18/2031	2,754		(45)	(45)
Creek Parent, Inc. (4)(9)	SF +	5.25%	9.63%	12/18/2031	15,188		14,942	14,942
RBP Global Holdings Limited (4)(5)(9)	SF +	5.25%	9.83%	11/4/2030	17,332		16,699	16,699
RBP Global Holdings Limited (4)(5)(6)(9)				11/4/2030	3,878		(142)	(142)
Syneos Health Inc (7)	SF +	4.00%	8.33%	9/27/2030	4,963		4,972	4,856
							36,426	36,310	5.57%
Retailers
Johnstone Supply LLC (7)	SF +	2.50%	6.88%	6/9/2031	13,602		13,594	13,663
Knitwell Borrower LLC (4)(10)	SF +	7.75%	12.49%	7/28/2027	2,227		2,183	2,211
Knitwell Borrower LLC (4)(10)	SF +	7.75%	12.49%	7/28/2027	15,368		14,936	15,254
Petsmart LLC (9)	SF +	3.75%	8.21%	2/11/2028	9,949		9,968	9,928
Staples, Inc. (8)	SF +	5.75%	10.18%	9/4/2029	12,408		11,887	11,890
White Cap Buyer, LLC (7)	SF +	3.25%	7.61%	10/19/2029	2,000		1,990	2,006
							54,558	54,952	8.43%
Software and Computer Services
Alegeus Technologies Holdings Corp. (4)(10)	SF +	6.75%	11.30%	11/5/2029	35,000		34,151	34,152
Central Parent LLC (7)	SF +	3.25%	7.58%	7/6/2029	1,995		1,986	1,971
CF Newco, Inc. (4)(6)(11)	SF +	6.25%	10.68%	12/10/2029	2,500		1,725	1,725
CF Newco, Inc. (4)(11)	SF +	6.25%	10.61%	12/10/2029	32,500		32,179	32,179
Cotiviti Inc (7)	SF +	2.75%	7.30%	5/1/2031	4,963		4,997	4,997
Finastra USA, Inc. (10)	SF +	7.25%	11.65%	9/13/2029	16,701		16,439	16,784
LMI Inc/DE (8)	SF +	3.50%	7.96%	10/2/2028	1,394		1,378	1,374
Mitchell International Inc (8)	SF +	3.25%	7.61%	6/17/2031	4,988		4,964	4,996
New Era Technology Inc (4)(10)	SF +	6.25%	10.99%	10/31/2026	4,255		4,185	4,037
New Era Technology Inc (4)(10)	SF +	6.25%	10.73%	10/30/2026	4,154		4,085	3,941
New Era Technology Inc (4)(10)	SF +	6.25%	10.73%	10/31/2026	2,543		2,501	2,413
Peraton Inc. (9)	SF +	3.75%	8.21%	2/1/2028	4,758		4,769	4,439
Tango Bidco SAS (4)(5)(6)(7)	E +	5.00%	7.85%	10/17/2031	EUR	1,844	1,025	1,020
Tango Bidco SAS (4)(5)(6)(7)				10/17/2031	EUR	348	(6)	(5)
Tango Bidco SAS (4)(5)(7)	E +	5.00%	8.18%	10/17/2031	EUR	4,646	4,960	4,744
Technology Growth Capital Pty Ltd (4)(5)(10)	SF +	6.50%	11.09%	7/2/2030	3,544		3,455	3,510
UKG Inc (7)	SF +	3.00%	7.62%	2/10/2031	3,980		3,995	4,013
WorkWave Intermediate II, LLC (4)(9)	SF +	7.00% (incl. 3.50% PIK)	11.43%	6/29/2027	10,955		10,820	10,955
							137,608	137,245	21.05%
Technology Hardware and Equipment
CC WDW Borrower, Inc. (4)(10)	SF +	6.75%	11.49%	1/27/2028	3,189		2,928	3,100
							2,928	3,100	0.48%

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Telecommunications Equipment
Delta Topco, Inc. (7)	SF +	3.50%	8.20%	11/30/2029		4,975	5,009	5,020
Guardian US Holdco LLC (8)	SF +	3.50%	7.83%	1/31/2030		1,990	1,983	1,997
IPC Corp. (4)(10)	SF +	6.50% (incl. 1.00% PIK)	11.24%	10/1/2027		6,666	6,462	6,479
Ribbon Communications Operating Company, Inc (4)(5)(10)	SF +	6.25%	10.59%	6/21/2029		7,464	7,330	7,341
Ribbon Communications Operating Company, Inc (4)(5)(6)(10)				6/21/2029		849	(15)	(14)
							20,769	20,823	3.19%
Travel and Leisure
Equinox Holdings, Inc. (4)(10)	SF +	8.25% (incl. 4.13% PIK)	12.58%	3/8/2029		10,046	9,843	9,879
Fertitta Entertainment LLC/NV (8)	SF +	3.50%	7.86%	1/27/2029		4,974	4,998	4,999
HB ACQUISITIONCO PTY LTD (4)(5)(8)	B +	6.50%	10.97%	8/7/2029	AUD	3,789	2,494	2,249
HB ACQUISITIONCO PTY LTD (4)(5)(6)(8)	B +	6.50%	10.97%	8/7/2029	AUD	421	49	41
Lakeland Tours LLC (4)(9)	SF +	7.75%	12.43%	3/31/2028		2,803	2,701	2,717
Lakeland Tours LLC (4)(9)	SF +	7.75%	12.34%	3/31/2028		3,600	3,468	3,489
Lakeland Tours LLC (4)(6)(9)	SF +	7.75%	12.29%	4/1/2027		1,126	560	562
The One Group, LLC (4)(10)	SF +	6.50%	11.09%	5/1/2029		6,755	6,580	6,589
The One Group, LLC (4)(6)(7)				10/31/2028		887	(23)	(33)
Travel Leaders Group, LLC (4)(13)	SF +	8.50% (incl. 3.00% PIK)	12.96%	3/27/2028		3,653	3,711	3,690
							34,381	34,182	5.24%
Total First Lien Debt							$870,389	$870,467	133.53%

Second Lien Debt
Retailers
International Construction Products, LLC (4)(5)(7)			15.25% PIK	9/5/2034		$3,936	$3,936	$3,936
							3,936	3,936	0.60%
Travel and Leisure
Equinox Holdings, Inc. (4)(7)			16.00% PIK	6/30/2027		1,421	1,393	1,393
							1,393	1,393	0.21%
Total Second Lien Debt							$5,329	$5,329	0.82%

Other Secured Debt
Asset Based Lending and Fund Finance
TPG VIII Merlin New Holdings I, L.P. (4)(5)(10)	SF +	6.50%	11.09%	3/15/2027		$16,389	$16,149	$16,198
							16,149	16,198	2.48%
Real Estate Investment and Services
Link Apartments Opportunity Zone REIT, LLC (4)(6)(16)				12/27/2029		1,039	(21)	(21)
Link Apartments Opportunity Zone REIT, LLC (4)(16)	SF +	7.50%	11.83%	12/27/2029		1,819	1,783	1,783
							1,762	1,762	0.27%
Total Other Secured Debt							$17,911	$17,960	2.76%

Unsecured Debt
Medical Equipment and Services
Corza Medical S.À R.L. (4)(5)(7)			14.00% PIK	2/13/2030		$16,879	$16,624	$17,385
							16,624	17,385	2.67%
Total Unsecured Debt							$16,624	$17,385	2.67%

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
(1) Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. As of December 31, 2024, the Company had investments denominated in Euros (EUR), British Pounds (GBP), and Australian Dollars (AUD). All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments and the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral under its credit facility unless otherwise indicated.
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

ADDITIONAL INFORMATION
Foreign currency forward contracts:

Currency Purchased	Notional Purchased	Currency Sold	Notional Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
U.S. Dollars	38,745	Euro	34,893	SMBC Capital Markets, Inc.	September 23, 2025	$2,083
U.S. Dollars	6,115	Euro	5,781	SMBC Capital Markets, Inc.	March 21, 2025	105
U.S. Dollars	2,605	Australian Dollar	3,865	SMBC Capital Markets, Inc.	June 23, 2025	211
U.S. Dollars	169	Australian Dollar	265	SMBC Capital Markets, Inc.	March 21, 2025	5
U.S. Dollars	13,363	British Pound	10,540	SMBC Capital Markets, Inc.	March 21, 2025	175
Total						$2,579

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

On July 1, 2025, BlackRock, Inc. (“BlackRock”) acquired the business and assets of HPS, with 100% of consideration paid in BlackRock equity (the "HPS/BlackRock Transaction"). See “Note 11. Subsequent Events”.

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

The Company consolidated the results of its wholly-owned subsidiaries HCAP Holdings, LLC, HCAP IDF Holdings, LLC and HCAP Lux Sarl. All intercompany transactions have been eliminated in consolidation.

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
Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the three and six months ended June 30, 2025, the Company recorded non-recurring interest income of $1.4 million and $1.5 million, respectively (e.g. prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts). For the three and six months ended June 30, 2024, the Company recorded non-recurring interest income of $0.4 million (e.g. prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts).
Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2025 and December 31, 2024, the Company had two and zero portfolio companies on non-accrual status, respectively.
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

Dividend Income
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies. To the extent a preferred equity security contains PIK provisions, PIK dividends, computed at the contractual rate specified in each applicable agreement, are accrued and recorded as dividend income and added to the principal balance of the preferred equity security. PIK dividends added to the principal balance are generally collected upon redemption of the equity. For the three and six months ended June 30, 2025, the Company recorded $1.2 million of dividend income. For the three and six months ended June 30, 2024, the Company did not record any dividend income.
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

For the three and six months ended June 30, 2025, the Company accrued $0.7 million and $0.8 million of U.S. federal excise tax, respectively. For the three and six months ended June 30, 2024, the Company did not accrue any U.S. federal excise tax.

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

The closing of the HPS/BlackRock Transaction will result in the automatic termination of the Investment Advisory Agreement under the 1940 Act. Accordingly, the Board approved a new investment advisory agreement between the Company and the Adviser (the “New Investment Advisory Agreement”), which will replace the Investment Advisory Agreement and become effective at the closing of the HPS/BlackRock Transaction. During a special meeting of shareholders held on April 16, 2025, the shareholders of the Company approved the New Investment Advisory Agreement.

Our investment strategy and team, including our executive officers, are expected to remain materially unchanged, and the HPS/BlackRock Transaction is not expected to have a material impact on our operations. All material terms remain unchanged from the Investment Advisory Agreement to the New Investment Advisory Agreement, including the management and incentive fees payable by the Company.

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

The Adviser agreed to waive its base management fee from the Initial Closing through June 30, 2025. For the three and six months ended June 30, 2025, base management fees earned were $2.9 million and $5.2 million, respectively, all of which were voluntarily waived by the Adviser. For the three and six months ended June 30, 2024, base management fees earned were $0.9 million, all of which were voluntarily waived by the Adviser. As of June 30, 2025 and December 31, 2024, no amounts were payable to the Adviser related to management fees.
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

The Adviser agreed to waive its income based incentive fee from the Initial Closing through June 30, 2025. For the three and six months ended June 30, 2025, income based incentive fees were $3.9 million and $6.7 million, respectively, all of which was voluntarily waived by the Adviser. For the three and six months ended June 30, 2024, income based incentive fees were $1.3 million, all of which was voluntarily waived by the Adviser. As of June 30, 2025 and December 31, 2024, no amounts were payable to the Adviser relating to income based incentive fees.

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

For the three and six months ended June 30, 2025, the Company recorded a reversal of previously recorded performance based incentive fees based on capital gains of $(0.3) million and $(0.7) million, respectively. For the three and six months ended June 30, 2024, capital gains incentive fees were $0.4 million. As of June 30, 2025 and December 31, 2024, the Company accrued $0.2 million and $0.9 million, respectively, of capital gains incentive fees, none of which were payable under the Investment Advisory Agreement.

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

For the three and six months ended June 30, 2025, the Company incurred $0.6 million and $1.0 million, respectively, in expenses under the Administration Agreement, which were recorded in “administrative service expenses” in the Company’s Consolidated Statements of Operations. For the three and six months ended June 30, 2024, the Company incurred $0.3 million in expenses under the Administration Agreement. As of June 30, 2025 there was $0.3 million of administration service expenses payable by the Company which are included in “due to affiliates” in the Consolidated Statements of Assets and Liabilities. As of December 31, 2024, all expenses under the Administration Agreement were paid by the Adviser on behalf of the Company under the Expense Support Agreement, and as such, there were no amounts payable for such expenses included in “due to affiliates” in the Consolidated Statements of Assets and Liabilities.

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

Managing Dealer Agreement

The Company has entered into a Managing Dealer Agreement (the “Managing Dealer Agreement”) with the Managing Dealer. The Managing Dealer is entitled to receive shareholder servicing and/or distribution fees in arrears on the same frequency with which the Company pays distributions (e.g. monthly or quarterly), commencing no later than the first full calendar quarter after the Initial Closing, at an annual rate of 0.25% of the value of the Company’s net assets attributable to the Common Shares as of the beginning of the first calendar day of the subscription period, whether monthly or quarterly. The shareholder servicing and/or distribution fees are payable to the Managing Dealer, but the Managing Dealer anticipates that all or a portion of the shareholder servicing and/or distribution fees will be retained by, or reallowed (paid) to, participating broker-dealers. The Managing Dealer agreed to waive the shareholder servicing and/or distribution fee from the Initial Closing through March 31, 2025.

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
For the three and six months ended June 30, 2025, the Company accrued shareholder servicing and/or distribution fees of $0.5 million and $1.0 million, respectively, attributable to Common Shares, of which $0.0 million and $0.5 million, respectively, was waived during the period. For the three and six months ended June 30, 2024, the Company accrued shareholder servicing and/or distribution fees of $0.2 million, attributable to Common Shares, all of which were waived during the periods. As of June 30, 2025, there was a $0.5 million of shareholder servicing and/or distribution fees payable to the Managing Dealer. As of December 31, 2024, no amounts were payable to the Managing Dealer relating to shareholder servicing and/or distribution fees.

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

The following table presents a summary of Expense Payments and the related Reimbursement Payments since the Company's commencement of operations:

For the Quarter Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
June 30, 2024(1)	$2,678	$—	$2,678
September 30, 2024	1,855	—	1,855
December 31, 2024	1,555	—	1,555
March 31, 2025	2,061	—	2,061
June 30, 2025	1,256	—	1,256
Total	$9,405	$—	$9,405

(1) Included in this amount is $0.7 million of Expense Payments made by the Adviser relating to expenses incurred by the Company during the year ended December 31, 2023.

Controlled/Affiliated Portfolio Companies

Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Under the 1940 Act, “non-affiliated investments” are defined as investments that are neither controlled investments nor affiliated investments. Detailed information with respect to the Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled/affiliated investments is contained in the accompanying consolidated financial statements, including the Consolidated Schedules of Investments.
Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	June 30, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$1,434,865	$1,440,248	87.44%	$870,389	$870,467	88.38%
Second lien debt	4,375	4,373	0.27	5,329	5,329	0.54
Other secured debt	16,930	16,950	1.03	17,911	17,960	1.82
Unsecured debt	17,841	18,271	1.11	16,624	17,385	1.77
Structured finance investments	83	83	0.01	—	—	—
Preferred equity	117,103	124,026	7.53	26,650	28,588	2.90
Other equity investments	40,954	43,008	2.61	45,662	45,225	4.59
Total	$1,632,151	$1,646,959	100.00%	$982,565	$984,954	100.00%

The industry composition of investments at fair value was as follows:

	June 30, 2025		December 31, 2024
	Fair Value	Percentage of Total Investments at Fair Value	Fair Value	Percentage of Total Investments at Fair Value
Aerospace and Defense	$135,640	8.24%	$52,778	5.36%
Asset Based Lending and Fund Finance	18,915	1.15	16,198	1.66
Automobiles and Parts	5,884	0.36	4,802	0.49
Beverages	72,861	4.42	34,111	3.46
Chemicals	38,146	2.32	22,999	2.34
Construction and Materials	8,066	0.49	9,789	0.99
Consumer Services	21,545	1.31	17,468	1.77
Electricity	119,075	7.23	50,806	5.16
Finance and Credit Services	—	—	2,807	0.28
Food Producers	21,014	1.28	—	—
Gas, Water and Multi-utilities	7,440	0.45	4,742	0.48
General Industrials	47,874	2.91	40,719	4.13
Health Care Providers	106,778	6.48	96,799	9.83
Household Goods and Home Construction	2,068	0.13	2,407	0.24
Industrial Engineering	8,995	0.55	2,272	0.23
Industrial Metals and Mining	17,769	1.08	16,829	1.71
Industrial Support Services	102,512	6.22	77,682	7.89
Industrial Transportation	2,440	0.15	18,352	1.86
Investment Banking and Brokerage Services	56,384	3.42	37,519	3.81
Leisure Goods	20,455	1.24	—	—
Life Insurance	4,948	0.30	4,994	0.51
Media	36,941	2.24	47,722	4.85
Medical Equipment and Services	105,772	6.42	39,761	4.04
Non-Life Insurance	48,132	2.92	27,577	2.80
Personal Care, Drug and Grocery Stores	20,724	1.26	25,000	2.54
Personal Goods	29,575	1.80	26,110	2.65
Pharmaceuticals and Biotechnology	101,319	6.15	46,310	4.70
Real Estate Investment and Services	2,177	0.13	1,762	0.18
Retailers	76,425	4.64	58,888	5.98
Software and Computer Services	252,786	15.34	137,245	13.93
Structured Finance	83	0.01	—	—
Technology Hardware and Equipment	3,130	0.19	3,100	0.31
Telecommunications Equipment	15,556	0.94	20,823	2.11
Telecommunications Service Providers	51,648	3.14	—	—
Travel and Leisure	83,882	5.09	36,583	3.71
Total	$1,646,959	100.00%	$984,954	100.00%

The geographic composition of investments at cost and fair value was as follows:

	June 30, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,418,888	$1,419,402	86.19%	145.93%
United Kingdom	112,220	120,294	7.30	12.37
Austria	35,833	39,541	2.40	4.07
Canada	24,887	25,060	1.52	2.58
France	20,771	22,705	1.38	2.33
Australia	9,128	9,204	0.56	0.95
Spain	7,320	7,471	0.45	0.77
Taiwan	2,955	3,130	0.19	0.32
Belgium	149	152	0.01	0.02
Total	$1,632,151	$1,646,959	100.00%	169.34%

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$876,449	$880,032	89.36%	135.00%
United Kingdom	52,083	51,750	5.25	7.94
Austria	35,282	34,723	3.53	5.33
Spain	7,301	7,301	0.74	1.12
France	5,979	5,759	0.58	0.88
Taiwan	2,928	3,100	0.31	0.48
Australia	2,543	2,289	0.23	0.35
Total	$982,565	$984,954	100.00%	151.10%

As of June 30, 2025 and December 31, 2024, there were two and zero portfolio companies in the portfolio on non-accrual status, which represented 0.65% and 0.00% of total debt and income producing investments, at fair value, respectively.
As of June 30, 2025 and December 31, 2024, on a fair value basis, 96.4% and 94.4% of performing debt investments bore interest at a floating rate and 3.6% and 5.6% of performing debt investments bore interest at a fixed rate.
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

The following tables present the fair value hierarchy of investments and cash equivalents:

	June 30, 2025
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$316,259	$1,123,989	$1,440,248
Second lien debt	—	—	4,373	4,373
Other secured debt	—	—	16,950	16,950
Unsecured debt	—	—	18,271	18,271
Structured finance investments	—	—	83	83
Preferred equity	—	—	124,026	124,026
Other equity investments	—	48	42,960	43,008
Total Investments	$—	$316,307	$1,330,652	$1,646,959
Cash equivalents	$18,452	$—	$—	$18,452

	December 31, 2024
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$168,641	$701,826	$870,467
Second lien debt	—	—	5,329	5,329
Other secured debt	—	—	17,960	17,960
Unsecured debt	—	—	17,385	17,385
Preferred equity	—	—	28,588	28,588
Other equity investments	—	—	45,225	45,225
Total Investments	$—	$168,641	$816,313	$984,954
Cash equivalents	$9,782	$—	$—	$9,782

The following tables present the change in the fair value of investments for which Level 3 inputs were used to determine fair value:

	Three Months Ended June 30, 2025
	First Lien Debt	Second Lien Debt	Other Secured Debt	Unsecured Debt	Structured Finance Investments	Preferred Equity	Other Equity Investments	Total Investments
Fair value, beginning of period	$1,004,807	$4,314	$18,307	$17,971	$—	$31,187	$47,153	$1,123,739
Purchases of investments(1)	168,535	59	307	609	83	89,630	287	259,510
Proceeds from principal repayments and sales of investments	(55,426)	—	(1,667)	—	—	—	(4,994)	(62,087)
Accretion of discount/amortization of premium	1,575	3	48	13	—	2	—	1,641
Net realized gain (loss)	(228)	—	—	—	—	—	—	(228)
Net change in unrealized appreciation (depreciation)	3,785	(3)	(45)	(322)	—	3,207	550	7,172
Transfers into Level 3(2)	1,554	—	—	—	—	—	—	1,554
Transfers out of Level 3(2)	(613)	—	—	—	—	—	(36)	(649)
Fair value, end of period	$1,123,989	$4,373	$16,950	$18,271	$83	$124,026	$42,960	$1,330,652
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of June 30, 2025	$4,443	$(3)	$(45)	$(322)	$—	$3,207	$550	$7,830

	Six Months Ended June 30, 2025
	First Lien Debt	Second Lien Debt	Other Secured Debt	Unsecured Debt	Structured Finance Investments	Preferred Equity	Other Equity Investments	Total Investments
Fair value, beginning of period	$701,826	$5,329	$17,960	$17,385	$—	$28,588	$45,225	$816,313
Purchases of investments(1)	475,625	115	2,253	1,192	83	90,375	299	569,942
Proceeds from principal repayments and sales of investments	(61,665)	—	(3,333)	—	—	—	(4,994)	(69,992)
Accretion of discount/amortization of premium	2,689	6	99	25	—	4	—	2,823
Net realized gain (loss)	(227)	—	—	—	—	—	—	(227)
Net change in unrealized appreciation (depreciation)	4,666	(2)	(29)	(331)	—	5,059	2,465	11,828
Transfers into Level 3(2)	1,075	—	—	—	—	—	—	1,075
Transfers out of Level 3(2)	—	(1,075)	—	—	—	—	(35)	(1,110)
Fair value, end of period	$1,123,989	$4,373	$16,950	$18,271	$83	$124,026	$42,960	$1,330,652
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of June 30, 2025	$5,001	$(2)	$(29)	$(331)	$—	$5,059	$2,465	$12,163
(1)Purchases include PIK interest, if applicable.
(2)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three and six months ended June 30, 2025, transfers into or out of Level 3 were primarily due to decreased or increased price transparency, respectively.

	Three Months Ended June 30, 2024
	First Lien Debt	Second Lien Debt	Other Secured Debt	Unsecured Debt	Preferred Equity	Other Equity Investments	Total Investments
Fair value, beginning of period	$—	$—	$—	$—	$—	$—	$—
Purchases of investments(1)	346,791	1,275	19,600	15,440	950	—	384,056
Proceeds from principal repayments and sales of investments	(7,863)	—	—	—	—	—	(7,863)
Accretion of discount/amortization of premium	867	3	40	19	—	—	929
Net realized gain (loss)	2	—	—	—	—	—	2
Net change in unrealized appreciation (depreciation)	1,709	8	146	122	22	—	2,007
Transfers into Level 3(2)	—	—	—	—	—	—	—
Transfers out of Level 3(2)	—	—	—	—	—	—	—
Fair value, end of period	$341,506	$1,286	$19,786	$15,581	$972	$—	$379,131
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of June 30, 2024	$1,709	$8	$146	$122	$22	$—	$2,007

	Six Months Ended June 30, 2024
	First Lien Debt	Second Lien Debt	Other Secured Debt	Unsecured Debt	Preferred Equity	Other Equity Investments	Total Investments
Fair value, beginning of period	$—	$—	$—	$—	$—	$—	$—
Purchases of investments(1)	346,791	1,275	19,600	15,440	950	—	384,056
Proceeds from principal repayments and sales of investments	(7,863)	—	—	—	—	—	(7,863)
Accretion of discount/amortization of premium	867	3	40	19	—	—	929
Net realized gain (loss)	2	—	—	—	—	—	2
Net change in unrealized appreciation (depreciation)	1,709	8	146	122	22	—	2,007
Transfers into Level 3(2)	—	—	—	—	—	—	—
Transfers out of Level 3(2)	—	—	—	—	—	—	—
Fair value, end of period	$341,506	$1,286	$19,786	$15,581	$972	$—	$379,131
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of June 30, 2024	$1,709	$8	$146	$122	$22	$—	$2,007
(1)Purchases include PIK interest, if applicable.
(2)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three and six months ended June 30, 2024, there were no transfers into or out of Level 3.

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The tables are not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	June 30, 2025
				Range
	Fair Value(1)	Valuation Technique	Unobservable Input	Low	High	Weighted Average(2)
Investments in first lien debt	$914,264	Yield analysis	Discount rate	6.05%	21.19%	11.60%
	7,797	Discounted cash flow	Discount rate	18.00%	18.00%	18.00%
			Exit multiple	9.19x	9.19x	9.19x
Investments in second lien debt	4,372	Yield analysis	Discount rate	15.25%	16.97%	15.84%
Investments in other secured debt	14,773	Yield analysis	Discount rate	11.41%	13.14%	11.63%
Investments in unsecured debt	18,271	Yield analysis	Discount rate	13.67%	13.67%	13.67%
Investments in preferred equity	33,038	Yield analysis	Discount rate	10.96%	14.34%	11.94%
Investments in other equity	20,724	Yield analysis	Discount rate	10.00%	10.00%	10.00%
	11,483	Discounted cash flow	Discount rate	7.80%	7.80%	7.80%
			Exit multiple	5.00x	5.00x	5.00x

	December 31, 2024
				Range
	Fair Value(1)	Valuation Technique	Unobservable Input	Low	High	Weighted Average(2)
Investments in first lien debt	$322,098	Yield analysis	Discount rate	9.43%	16.44%	12.05%
Investments in second lien debt	5,329	Yield analysis	Discount rate	13.50%	16.99%	14.41%
Investments in other secured debt	16,198	Yield analysis	Discount rate	11.55%	11.55%	11.55%
Investments in unsecured debt	17,385	Yield analysis	Discount rate	13.18%	13.18%	13.18%
Investments in preferred equity	28,588	Yield analysis	Discount rate	9.61%	13.89%	9.87%
(1)As of June 30, 2025, included within the fair value of Level 3 assets of $1,330,652 is an amount of $305,930 for which the Adviser did not develop the unobservable inputs (examples include third-party pricing and transaction prices). As of December 31, 2024, included within the fair value of Level 3 assets of $816,313 is an amount of $426,715 for which the Adviser did not develop the unobservable inputs (examples include third-party pricing and transaction prices).
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
Financial Instruments Not Carried at Fair Value
Debt
The fair value of the Company’s credit facility, which would be categorized as Level 3 within the fair value hierarchy, as of June 30, 2025 and December 31, 2024, approximates its carrying value as the credit facility has a variable interest based on selected short term rates.

As of June 30, 2025 and December 31, 2024, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, if applicable, or market quotes, if available.
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

During the three and six months ended June 30, 2025, the average notional exposure for foreign currency forward contracts were $148.1 million and $118.5 million, respectively. During the three and six months ended June 30, 2024, the average notional exposure for foreign currency forward contracts was $47.2 million.

The following tables summarize the aggregate notional amount and fair value of the Company’s derivative financial instruments as of June 30, 2025 and December 31, 2024.

	June 30, 2025
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contracts	$—	$27	$—	$27	$2,729
Total derivative assets, at fair value	$—	$27	$—	$27	$2,729

Derivative Liabilities
Foreign currency forward contracts	$—	$(7,328)	$—	$(7,328)	$147,107
Total derivative liabilities, at fair value	$—	$(7,328)	$—	$(7,328)	$147,107

	December 31, 2024
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contracts	$—	$2,579	$—	$2,579	$60,996
Total derivative assets, at fair value	$—	$2,579	$—	$2,579	$60,996

The effect of transactions in derivative instruments on the Consolidated Statements of Operations during the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,
	2025	2024
Net change in unrealized gain (loss) on foreign currency forward contracts	$(7,743)	$576
Realized gain (loss) on foreign currency forward contracts	$(3,078)	$35

	Six Months Ended June 30,
	2025	2024
Net change in unrealized gain (loss) on foreign currency forward contracts	$(9,880)	$576
Realized gain (loss) on foreign currency forward contracts	$(4,009)	$35

The following tables present both gross and net information about derivative instruments eligible for offset in the Consolidated Statements of Assets and Liabilities as of June 30, 2025 and December 31, 2024.

		June 30, 2025
Counterparty	Account in the Consolidated Statements of Asset and Liabilities	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Consolidated Statements of Assets and Liabilities	Collateral Received/Pledged(1)	Net Amounts(2)
SMBC Capital Markets, Inc.	Derivative liabilities, at fair value	$27	$(7,311)	$(7,284)	$—	$(7,284)
Morgan Stanley	Derivative liabilities, at fair value	$—	$(17)	$(17)	$—	$(17)

		December 31, 2024
Counterparty	Account in the Consolidated Statements of Asset and Liabilities	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Consolidated Statements of Assets and Liabilities	Collateral Received/Pledged(1)	Net Amounts(2)
SMBC Capital Markets, Inc.	Derivative assets, at fair value	$2,579	$—	$2,579	$—	$2,579
(1) Amount excludes excess cash collateral paid.
(2) Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts, if applicable.

Note 7. Borrowings
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2025 and December 31, 2024, the Company’s asset coverage was 256.1% and 325.0%, respectively.
Revolving Credit Facility

On April 8, 2024, the Company, as borrower, entered into a senior secured revolving credit facility (the “Revolving Credit Facility”) pursuant to a Senior Secured Revolving Credit Agreement (the “Revolving Credit Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, the lenders party thereto (the “Revolving Credit Facility Lenders”), and JPMorgan Chase Bank, N.A. and Sumitomo Mitsui Banking Corporation, as joint bookrunners and joint lead arrangers. On April 23, 2025, the

Company, as borrower, entered into that certain Amendment No. 1 to Senior Secured Revolving Credit Agreement (the “Revolving Credit Agreement Amendment”) with JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and the lenders party thereto, amending the Revolving Credit Agreement.. The following describes the terms of the Revolving Credit Facility as modified through the Revolving Credit Agreement Amendment.

The Company may borrow amounts in U.S. dollars or certain other permitted currencies under the Revolving Credit Facility. Advances under the Revolving Credit Facility drawn in U.S. dollars will initially bear interest at a per annum rate equal to 0.65% or 0.775% plus an “alternate base rate” in the case of any ABR Loan and 1.65% or 1.775% plus the Adjusted Term SOFR Rate (including any applicable credit adjustment spread) in the case of any other Loan, in each case, depending on the Company’s rate option election and borrowing base. Advances under the Revolving Credit Facility drawn in currencies other than U.S. dollars will initially bear interest at a per annum rate equal to 1.65% or 1.775%, in each case depending on the Company’s borrowing base, plus any applicable credit spread adjustment, plus certain local rates consistent with market standards. The Company also pays a fee of 0.325% on average daily undrawn amounts under the Revolving Credit Facility.

The maximum principal amount of the Revolving Credit Facility is $900 million (increased from $650 million to $675 million on February 4, 2025, from $675 million to $725 million on February 21, 2025, and from $725 million to $900 million on April 23, 2025), subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness, with an accordion provision to permit increases to the total facility amount up to $1,350 million subject to the satisfaction of certain conditions.

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

The availability period under the Revolving Credit Facility will terminate on April 23, 2029 (the “Revolving Credit Facility Commitment Termination Date”) and the Revolving Credit Facility will mature on April 23, 2030 (the “Revolving Credit Facility Maturity Date”). During the period from the Revolving Credit Facility Commitment Termination Date to the Revolving Credit Facility Maturity Date, the Company will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales, recovery events and/or equity or debt issuances.

As of June 30, 2025 and December 31, 2024, the Company was in compliance with all covenants and other requirements of the Revolving Credit Facility.

The Company’s outstanding debt obligations were as follows:

	June 30, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion(1)	Amount Available(2)
Revolving Credit Facility(3)	$900,000	$623,153	$623,153	$276,847	$276,847
Total	$900,000	$623,153	$623,153	$276,847	$276,847

	December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion(1)	Amount Available(2)
Revolving Credit Facility	$650,000	$289,761	$289,761	$360,239	$360,239
Total	$650,000	$289,761	$289,761	$360,239	$360,239
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to the Revolving Credit Facility’s borrowing base.
(3)The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. There were no outstanding foreign borrowings as of December 31, 2024. As of June 30 2025, the Company had outstanding borrowings denominated in the following non-USD currencies:

	June 30, 2025
	Australian Dollars (AUD)		Euros (EUR)	British Pounds (GBP)
Revolving Credit Facility	A$	10,203	€8,078	£9,299

As of June 30, 2025 and December 31, 2024, $1.1 million and $0.8 million, respectively, of interest expense and $0.2 million and $0.4 million, respectively, of unused commitment fees were included in interest payable. For the three months ended June 30, 2025 and 2024, the weighted average interest rate on all borrowings outstanding was 6.8% and 13.2% (including unused fees and amortization of deferred financing costs and excluding costs incurred in connection with Warehousing Transactions), respectively, and the average principal debt outstanding was $521.6 million and $51.4 million, respectively. For the six months ended June 30, 2025 and 2024, the weighted average interest rate on all borrowings outstanding was 6.9% and 13.2% (including unused fees and amortization of deferred financing costs and excluding costs incurred in connection with Warehousing Transactions), respectively, and the average principal debt outstanding was $451.1 million and $51.4 million, respectively.

The components of interest expense were as follows:

	Three Months Ended June 30,
	2025	2024
Borrowing interest expense	$8,299	$943
Facility unused fees	284	440
Amortization of financing costs	281	176
Financing fees (Note 8)	—	5,104
Backstop fees (Note 8)	—	532
Total interest expense	$8,864	$7,195
Cash paid for interest expense	$8,944	$6,660

	Six Months Ended June 30,
	2025	2024
Borrowing interest expense	$14,334	$943
Facility unused fees	577	440
Amortization of financing costs	501	176
Financing fees (Note 8)	—	5,104
Backstop fees (Note 8)	—	532
Total interest expense	$15,412	$7,195
Cash paid for interest expense	$15,229	$6,660
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

The Company’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2025 and December 31, 2024, the Company had unfunded delayed draw term loans, revolvers and preferred equity in the aggregate principal amount of $150.8 million and $85.4 million, respectively.
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2025, management is not aware of any material pending or threatened litigation.

The Adviser agreed to bear all of the Company’s expenses, including organization and offering expenses, through April 8, 2024, the date on which the Company broke escrow for the initial offering of its Common Shares, on which date the Company became obligated to reimburse the Adviser for such advanced expenses upon breaking escrow for the Private Offering and the Adviser requesting reimbursement of these expenses paid pursuant to the Expense Support Agreement. For the three and six months ended June 30, 2025 and 2024, there were no reimbursement payments made to the Adviser.

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

Pursuant to the Macquarie Purchase Agreements, the Company could request that the Macquarie Financing Provider acquire such Macquarie Warehouse Investments as the Company may designate from time to time, which a Macquarie Financing Provider could approve or reject in its sole and absolute discretion. Prior to any sale to the Company, the Macquarie Warehouse Investments were owned and held solely for the account of the relevant Macquarie Financing Provider. Until such time as the Company satisfied the Macquarie Warehouse Conditions, which occurred on April 8, 2024, it had no obligation to purchase the Macquarie Warehouse Investments nor be entitled to any benefits or subject to any obligations under the Macquarie Purchase Agreements. During the year ended December 31, 2024, the Company recognized $242.4 million of investments at principal ($11.0 million of which was unfunded) from the Macquarie Financing Providers. As of June 30, 2025 and December 31, 2024, there were no forward obligations to settle the purchase of Macquarie Warehouse Investments from the Macquarie Financing Providers.

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

Until such time as the Company satisfied the Warehouse Conditions, which occurred on April 8, 2024, the Company had no obligation to purchase the Cliffwater Warehouse Investments nor be entitled to any benefits or subject to any obligations under the Cliffwater Facility Agreement. During the year ended December 31, 2024, the Company recognized $135.1 million of investments at principal ($4.7 million of which was unfunded) from the Cliffwater Financing Provider. As of June 30, 2025 and December 31, 2024, there are no forward obligations to settle the purchase of Cliffwater Warehouse Investments from the Cliffwater Financing Provider.

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
Note 9. Net Assets

In connection with its formation, the Company has the authority to issue an unlimited number of Common Shares of beneficial interest at $0.01 per share par value. On December 18, 2023, HPS purchased 100 shares of the Company’s Common Shares of beneficial interest at $25.00 per share, which was subsequently redeemed on June 30, 2025.
As of April, 8, 2024, the Company had satisfied the minimum offering requirement, and the Company’s Board had authorized the release of proceeds from escrow. As of such date, the Company issued and sold 8,827,880 shares at an offering price of $25.00 per share, and the Board authorized the release of $220.7 million to the Company as payment for such shares. As of June 30, 2025 and December 31, 2024, 0.57% and 0.83%, respectively, of shares outstanding were held by certain affiliates of the Adviser. Under the terms of the Company’s Declaration of Trust, all Common Shares have equal rights as to voting and, when they are issued, will be duly authorized, validly issued, fully paid and nonassessable.

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

The following table summarizes transactions in Common Shares of beneficial interest during the three months ended June 30, 2025:

	Shares	Amount
Share transactions:
Subscriptions	5,927,739	$155,683
Distributions reinvested	351,310	9,211
Share repurchases	(405,989)	(10,734)
Early repurchase deduction	—	—
Total net increase (decrease)	5,873,060	$154,160

The following table summarizes transactions in Common Shares of beneficial interest during the six months ended June 30, 2025:

	Shares	Amount
Share transactions:
Subscriptions	11,101,163	$290,831
Distributions reinvested	1,004,789	26,195
Share repurchases	(405,989)	(10,734)
Early repurchase deduction	—	—
Total net increase (decrease)	11,699,963	$306,292

The following table summarizes transactions in Common Shares of beneficial interest during the three months ended June 30, 2024:

	Shares	Amount
Share transactions:
Subscriptions	15,601,368	$394,928
Distributions reinvested	—	—
Share repurchases	—	—
Early repurchase deduction	—	—
Total net increase (decrease)	15,601,368	$394,928

The following table summarizes transactions in Common Shares of beneficial interest during the six months ended June 30, 2024:

	Shares	Amount
Share transactions:
Subscriptions	15,601,368	$394,928
Distributions reinvested	—	—
Share repurchases	—	—
Early repurchase deduction	—	—
Total net increase (decrease)	15,601,368	$394,928

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

Distributions

The Company declares monthly distribution amounts per share of Common Shares of beneficial interest payable quarterly in arrears. The record date for each distribution was the last calendar date of the month in which such distribution was declared. The following table presents distributions that were declared during the six months ended June 30, 2025:

Declaration Date	Record Date	Payment Date	Distribution Per Share(2)	Distribution Amount
January 29, 2025	January 31, 2025	April 30, 2025	$0.1340	$3,620
February 26, 2025	February 28, 2025	April 30, 2025	0.1340	3,777
March 27, 2025	March 31, 2025	April 28, 2025	0.1340	4,142
March 27, 2025(1)	March 31, 2025	April 30, 2025	0.1000	3,091
April 25, 2025	April 30, 2025	July 31, 2025	0.1326	4,562
May 28, 2025	May 31, 2025	July 31, 2025	0.1324	4,814
June 24, 2025	June 30, 2025	July 29, 2025	0.1326	4,931
June 24, 2025(1)	June 30, 2025	July 31, 2025	0.1500	5,579
Total			$1.0496	$34,516

(1) Represents a special distribution.
(2) Base distributions per share are net of shareholder servicing and/or distribution fees. The Managing Dealer agreed to waive the shareholder servicing and/or distribution fee from the Initial Closing through March 31, 2025.

The following table presents distributions that were declared during the six months ended June 30, 2024:

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
Through June 30, 2025, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement avoids distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its Common Shares during the six months ended June 30, 2025:

Source of Distribution	Per Share	Amount
Net investment income	$1.0496	$34,516
Net realized gains	—	—
Total	$1.0496	$34,516

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

The following table summarizes the share repurchase completed during the six months ended June 30, 2025:

Repurchase Deadline Request	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased(2)	Number of Shares Repurchased	Percentage of Outstanding Shares Purchased(1)
May 30, 2025	5.00%	June 30, 2025	$10,734	405,989	1.31%
(1)Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.
(2)Amounts not inclusive of Early Repurchase Deduction, if applicable.

There were no share repurchases during the six months ended June 30, 2024.

Note 10. Financial Highlights and Senior Securities
The following are the financial highlights for the six months ended June 30, 2025:

Six Months Ended June 30, 2025
Per Share Data:
Net asset value, beginning of period	$25.99
Net investment income (1)	1.65
Net unrealized and realized gain (loss) (2)	(0.15)
Net increase (decrease) in net assets resulting from operations	1.50
Distributions from net investment income (3)	(1.05)
Distributions from net realized gains (3)	—
Net increase (decrease) in net assets from shareholders' distributions	(1.05)
Early repurchase deduction fees	—
Total increase (decrease) in net assets	0.45
Net asset value, end of period	$26.44
Shares outstanding, end of period	36,784,248
Total return based on NAV (4)	5.83%
Ratios:
Ratio of net expenses to average net assets (5)	4.01%
Ratio of net investment income to average net assets (5)	12.57%
Portfolio turnover rate	6.32%
Supplemental Data:
Net assets, end of period	$972,569
Asset coverage ratio	256.1%
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
(5)For the six months ended June 30, 2025, amounts are annualized except for the capital gains incentive fee and excise tax expense. For the six months ended June 30, 2025, the ratio of total Operating Expenses to average net assets was 7.68% on an annualized basis, excluding the effect of expense support/(recoupment), shareholder servicing and/or distribution fees waiver, and management fee and income based incentive fee waivers by the Adviser which represented 3.67% of average net assets.

The following are the financial highlights for the six months ended June 30, 2024:

Six Months Ended June 30, 2024
Per Share Data:
Net asset value, beginning of period	$25.00
Net investment income (1)	0.96
Net unrealized and realized gain (loss) (2)	0.36
Net increase (decrease) in net assets resulting from operations	1.32
Distributions from net investment income (3)	(0.36)
Distributions from net realized gains (3)	—
Net increase (decrease) in net assets from shareholders' distributions	(0.36)
Early repurchase deduction fees	—
Total increase (decrease) in net assets	0.96
Net asset value, end of period	$25.96
Shares outstanding, end of period	15,601,468
Total return based on NAV (4)	5.29%
Ratios:
Ratio of net expenses to average net assets (5)	4.28%
Ratio of net investment income to average net assets (5)	14.70%
Portfolio turnover rate	2.48%
Supplemental Data:
Net assets, end of period	$404,976
Asset coverage ratio	1203.5%
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

The following is information about the Company’s senior securities as of the dates indicated in the table below (dollar amounts in thousands):

	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
June 30, 2025	$623,153	2,560.7	—	N/A
December 31, 2024	$289,761	3,249.7	—	N/A

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

Note 11. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no additional subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the consolidated financial statements as of June 30, 2025, except as discussed below.

Subscriptions
The Company received $29.2 million of net proceeds relating to the issuance of Common Shares for subscriptions effective July 1, 2025.

The Company received $38.2 million of net proceeds relating to the issuance of Class I common shares, Class D common shares, and Class S common shares for subscriptions effective August 1, 2025.

Conversion of Shares into New Share Classes

As of July 1, 2025, in reliance upon exemptive relief issued to the Company by the Securities and Exchange Commission, all of the Company’s outstanding Shares were converted into three separate classes of common shares, Class I common shares, Class D common shares and Class S common shares. As of July 1, 2025 there were 7,953,606, 30,401,941 and 515 of Class I, Class D and Class S common shares, respectively.

Distributions Declarations

On July 23, 2025, the Board declared net distributions of $0.1380 per Class I share, $0.1324 per Class D share, and $0.1189 per Class S share, all of which are payable on or about October 31, 2025 to shareholders of record as of July 31, 2025.

Financing Transactions

On August 7, 2025, the Company entered into a commitment increase agreement (the “Commitment Increase Agreement”) with Natixis, New York Branch, as increasing lender (the “Increasing Lender”) and JPMorgan Chase Bank, N.A., as administrative agent, pursuant to the Company’s Revolving Credit Agreement. The Commitment Increase Agreement provides for an increase in the Increasing Lender’s multicurrency commitment, thereby bringing the aggregate commitments of the lenders under the Revolving Credit Facility from $900 million to $950 million through the accordion feature in the Revolving Credit Facility. The accordion feature in the Revolving Credit Facility allows the Company, under certain circumstances, to increase the total size of the facility to a maximum aggregate commitment of $1,350 million.

On August 13, 2025, the Company entered into a Master Note Purchase Agreement (the “Note Purchase Agreement”) governing the issuance of $150 million in aggregate principal amount of its Series A Senior Notes, Tranche A (the “2028 Notes”) and $200 million in aggregate principal amount of its Series A Senior Notes, Tranche B (the “2030 Notes” and, together with the 2028 Notes, the “Notes”) to institutional investors in a private placement. The 2028 Notes have a fixed interest rate of 5.86% per annum and are due on August 13, 2028 and the 2030 Notes have a fixed interest rate of 6.20% per annum and are due on August 13, 2030. Interest on the Notes will be due semiannually. These interest rates are subject to increase (up to a maximum increase of 2.00% above the stated rate for each of the 2028 Notes and the 2030 Notes) in the event that, subject to certain exceptions, the Notes cease to have an investment grade rating and the Company’s secured debt ratio exceeds certain thresholds. In addition, the Company is obligated to offer to repay the Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest if certain change in control events occur. The Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured, unsubordinated indebtedness issued by the Company.

In connection with the 2028 Notes and 2030 Notes, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement related to the 2028 Notes, the Company receives a fixed interest rate of 5.86% per annum and pays a floating interest rate of SOFR + 2.2735% per annum on $150 million of the 2028 Notes. Under the interest rate swap agreement related to the 2030 Notes, the Company receives a fixed interest rate of 6.20% per annum and pays a floating interest rate of SOFR + 2.581% per annum on $200 million of the 2030 Notes. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

HPS/BlackRock Transaction Closing

On July 1, 2025 (the “Closing Date”), BlackRock, Inc. (“BlackRock”) acquired the business and assets of HPS, with 100% of consideration paid in BlackRock equity (the “HPS/BlackRock Transaction”). The HPS/BlackRock Transaction brings together BlackRock’s corporate and asset owner relationships with HPS’s diversified origination and capital flexibility and creates an integrated private credit franchise with approximately $280 billion in client assets, including $190 billion of private credit assets. BlackRock and HPS have formed a new private financing solutions business unit (“PFS”) led by Scott Kapnick, Scot French, and Michael Patterson, founding partners of HPS. This combined platform, which has more than 520 investment professionals and approximately 1,200 employees globally, offers broad capabilities across senior and junior credit solutions, asset-based finance, real estate, CLOs and GP-LP solutions. As part of the HPS/BlackRock Transaction, Scott Kapnick, Scot French, and Michael Patterson have joined BlackRock’s Global Executive Committee, and Scott Kapnick has been appointed as an observer to the BlackRock Board. The Adviser remains responsible for the investment activities of the Company. Colbert Cannon and Grishma Parekh resigned from the Board effective upon the closing of the HPS/Blackrock Transaction to comply with the Section 15(f) safe harbor provisions of the 1940 Act. Mr. Cannon and Ms. Parekh continue to serve in their existing roles at HPS and the Adviser and, with respect to Mr. Cannon, as a member of the Investment Committee of the Company. See “Risk Factors-Risks Related to the HPS/BlackRock Transaction—The HPS/BlackRock Transaction” set forth below for further details.

Governance

On August 5, 2025, the Board appointed Colbert Cannon as President of the Company. Mr. Cannon is a Managing Director at HPS. Prior to joining HPS in 2017, Mr. Cannon was a Partner and Director of Research at Wingspan Investment Management, a distressed credit investment firm launched in 2013. Prior to Wingspan, Mr. Cannon was a Managing Director at Glenview Capital, where he led the Credit Investment effort from 2009 to 2012. Prior to joining Glenview, Mr. Cannon was a Principal at Audax Group, a Boston-based Private Equity firm. Mr. Cannon began his career in Mergers and Acquisitions Investment Banking at Goldman Sachs. Mr. Cannon holds an AB in Social Studies from Harvard College. Mr. Cannon joined the Board of the Company in December 2023.

New Investment Advisory Agreement and New Administration Agreement

In connection with the closing of the HPS/BlackRock Transaction, effective July 1, 2025, the Investment Advisory Agreement was automatically terminated. Prior thereto, the Board approved the New Investment Advisory Agreement, subject to shareholder approval. At a special meeting of shareholders on April 16, 2025, shareholders approved the New Investment Advisory Agreement, which became effective upon the closing of the HPS/BlackRock Transaction. The New Investment Advisory Agreement is substantively identical in all respects to the Investment Advisory Agreement, except as described in the Company’s definitive proxy statement filed with the SEC on February 14, 2025.

In connection with the closing of the HPS/BlackRock Transaction on July 1, 2025, the Company entered into a new administration agreement (the “New Administration Agreement”) between the Company and the Administrator. The New Administration Agreement is substantively identical to the Administration Agreement.

New Managing Dealer Agreement

In connection with the closing of the HPS/BlackRock Transaction on July 1, 2025, the Company entered into a new managing dealer agreement (the “New Managing Dealer Agreement”) between the Company and the Managing Dealer. The New Managing Dealer Agreement is substantively identical to the Managing Dealer Agreement.

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

We intend to invest across most of the sub-segments of the private credit market rather than focusing only on leveraged buyout (“LBO”) driven direct lending. We intend to allocate our private investment capital dynamically across the senior secured direct lending, junior capital, and special situations segments of the private credit market to seek to capture what HPS believes are compelling risk-adjusted return opportunities within different market environments. Specifically, we will seek to achieve our investment objective by pairing a primary allocation to current income focused, first lien, senior secured, and (to a lesser extent) unsecured private credit investments with a smaller, dynamic allocation to more capital-appreciation oriented private junior capital investments.

The income-oriented portion of the Company’s portfolio primarily focuses on direct lending investments with some element of perceived business or transactional complexity that require a high degree of structuring expertise to mitigate potential risk. In connection with this portion of the portfolio, the Company will seek to invest primarily in directly originated, privately negotiated senior secured debt of upper-middle market and large-scale borrowers with more complicated business models or capital structures, esoteric collateral, and/or that face timing pressures associated with strategic or refinancing needs. The loans within this portion of the portfolio are expected to be primarily floating rate instruments that typically pay current income on a quarterly basis. As a result, returns associated with this portion of the strategy are expected to be largely current income-oriented and to be derived predominately from contractual coupons, upfront fees/original issue discounts and, in some instances, prepayment penalties. To a lesser extent, the Company also participates in privately negotiated special situation opportunities. These investments are typically senior secured, but may also take the form of subordinated debt or preferred equity and may often be accompanied by equity or equity-linked securities as a form of potential return enhancement. The debt investments within this portion of the strategy may be floating or fixed rate and coupons may be paid in the form of cash or PIK interest.

The capital appreciation portion of the Company’s portfolio focuses on investments in privately negotiated junior debt, and debt-like securities, and to a lesser extent, select common or other equity investments. The junior debt and debt-like securities may include unsecured debt, mezzanine securities, preferred equity and convertible securities and may be accompanied by equity-related securities (such as options or warrants). In connection with this portion of the portfolio, the Company will seek to invest primarily in large scale companies (average EBITDA typically in excess of $400mm) in developed markets that operate in industries we believe are less cyclical and have relatively low capital intensity. The junior debt and debt-like investments may be floating or fixed rate. Returns associated with this portion of the portfolio are also expected to be derived predominately from contractual coupons, upfront fees/original issue discounts and in some instances, prepayment penalties; however, a portion of coupons and/or returns associated with junior debt and debt-like investments are expected to be non-cash, in the form of PIK interest, dividends or capital gains.

Finally, our investment portfolio also includes a smaller allocation to more liquid credit investments such as non-investment grade broadly syndicated loans, leveraged loans, secured and unsecured corporate bonds, and securitized credit. We intend to use these investments to maintain liquidity for our share repurchase program and manage cash before investing subscription proceeds into originated loans, while seeking attractive risk-adjusted investment returns. We may also invest in publicly traded securities of larger corporate issuers on an opportunistic basis when market conditions create compelling potential return opportunities, subject to compliance with BDC requirements to invest at least 70% of assets in “eligible portfolio companies.”

Under normal circumstances, we will invest at least 80% of our net assets plus borrowings for investment purposes in capital instruments (securities throughout the capital structure of a company) issued by corporate issuers (including loans, notes, bonds and other corporate debt or equity securities).

We have used and intend to continue to use leverage to seek to enhance our returns. Our leverage levels will vary over time in response to general market conditions, the size and composition of our investment portfolio and the views of our Adviser and Board. We expect that our debt-to-equity ratio will generally range between 0.5x and 1.0x. While our leverage employed may be greater or less than these levels from time to time, including until such time that we have raised substantial proceeds in this offering and acquired a diversified portfolio of investments, we are subject to the limitations set forth in the 1940 Act, which currently allows us to borrow up to a 2:1 debt-to-equity ratio.

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

Affiliates of the Adviser and the Company have received an exemptive order from the SEC that permits the Company to co-invest with certain other persons, including, but not limited to, certain affiliates of the Adviser and certain funds and accounts managed and controlled by the Adviser or its affiliates. Subject to the 1940 Act and the conditions of any such co-investment order issued by the SEC, the Company may, under certain circumstances, co-invest with certain affiliated accounts in investments that are suitable for the Company and one or more of such affiliated accounts.
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

Portfolio and Investment Activity
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	As of and for the three months ended June 30,
	2025	2024
Total investments, beginning of period	$1,313,791	$—
New investments purchased	383,405	509,098
Payment-in-kind interest capitalized	4,808	2,494
Net accretion of discount on investments	1,754	1,198
Net realized gain (loss) on investments	(216)	2
Investments sold or repaid	(71,391)	(11,265)
Total investments, end of period	$1,632,151	$501,527
The following table presents certain selected information regarding our investment portfolio:

	June 30, 2025	December 31, 2024
Weighted average yield on debt and income producing investments, at amortized cost(1)	10.9%	11.2%
Weighted average yield on debt and income producing investments, at fair value(1)	10.8%	11.2%
Weighted average yield on total portfolio, at amortized cost(2)	9.8%	10.4%
Weighted average yield on total portfolio, at fair value(2)	9.6%	10.4%
Number of portfolio companies	169	94
Weighted average EBITDA(3)	$210	$182
Weighted average loan-to-value (“LTV”)(4)	48%	51%
Percentage of performing debt investments bearing a floating rate, at fair value	96.4%	94.4%
Percentage of performing debt investments bearing a fixed rate, at fair value	3.6%	5.6%
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
(3)Calculated with respect to all level 3 investments in the investment portfolio for which fair value is determined by the Adviser (in its capacity as the investment adviser of the Company, with assistance, at least quarterly, from a third-party valuation firm, and overseen by the Company’s Board), and excludes quoted assets and investments with no reported EBITDA or where EBITDA, in the Adviser’s judgement made in its discretion, was not a material component of the original investment thesis, such as LTV-based loans, NAV-based loans or reorganized equity. Weighted average EBITDA is weighted based on the fair value of the total applicable level 3 investments. Excludes investments on non-accrual status. Figures are derived from the most recent financial statements from portfolio companies.
(4)Calculated with respect to all level 3 debt investments in the investment portfolio for which fair value is determined by the Adviser (in its capacity as the investment adviser of the Company, with assistance, at least quarterly, from a third-party valuation firm, and overseen by the Company’s Board), and excludes quoted assets. LTV is calculated as net debt through each respective investment tranche in which the Company holds an investment divided by enterprise value or value of underlying collateral of the portfolio company. Weighted average LTV is weighted based on the fair value of the total applicable level 3 debt investments. Excludes investments on non-accrual status. Figures are derived from the most recent financial statements from portfolio companies.

Our investments consisted of the following:

	June 30, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$1,434,865	$1,440,248	87.44%	$870,389	$870,467	88.38%
Second lien debt	4,375	4,373	0.27	5,329	5,329	0.54
Other secured debt	16,930	16,950	1.03	17,911	17,960	1.82
Unsecured debt	17,841	18,271	1.11	16,624	17,385	1.77
Structured finance investments	83	83	0.01	—	—	—
Preferred equity	117,103	124,026	7.53	26,650	28,588	2.90
Other equity investments	40,954	43,008	2.61	45,662	45,225	4.59
Total	$1,632,151	$1,646,959	100.00%	$982,565	$984,954	100.00%
As of June 30, 2025 and December 31, 2024, the Company had certain investments in two and zero portfolio companies on non-accrual status, respectively. The following table shows the fair value of our performing and non-accrual debt and other income producing investments as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
	Fair Value	Percentage	Fair Value	Percentage
Performing debt and income producing investments	$1,471,943	99.35%	$912,649	100.00%
Non-accrual(1)	9,578	0.65	—	—
Total	$1,481,521	100.00%	$912,649	100.00%
(1)Investments on non-accrual represented 0.85% and 0.00% of amortized cost of total debt and other income producing investments as of June 30, 2025 and December 31, 2024, respectively.

The table below describes investments by industry composition based on fair value:

	June 30, 2025	December 31, 2024
Aerospace and Defense	8.24%	5.36%
Asset Based Lending and Fund Finance	1.15	1.66
Automobiles and Parts	0.36	0.49
Beverages	4.42	3.46
Chemicals	2.32	2.34
Construction and Materials	0.49	0.99
Consumer Services	1.31	1.77
Electricity	7.23	5.16
Finance and Credit Services	—	0.28
Food Producers	1.28	—
Gas, Water and Multi-utilities	0.45	0.48
General Industrials	2.91	4.13
Health Care Providers	6.48	9.83
Household Goods and Home Construction	0.13	0.24
Industrial Engineering	0.55	0.23
Industrial Metals and Mining	1.08	1.71
Industrial Support Services	6.22	7.89
Industrial Transportation	0.15	1.86
Investment Banking and Brokerage Services	3.42	3.81
Leisure Goods	1.24	—
Life Insurance	0.30	0.51
Media	2.24	4.85
Medical Equipment and Services	6.42	4.04
Non-Life Insurance	2.92	2.80
Personal Care, Drug and Grocery Stores	1.26	2.54
Personal Goods	1.80	2.65
Pharmaceuticals and Biotechnology	6.15	4.70
Real Estate Investment and Services	0.13	0.18
Retailers	4.64	5.98
Software and Computer Services	15.34	13.93
Structured Finance	0.01	—
Technology Hardware and Equipment	0.19	0.31
Telecommunications Equipment	0.94	2.11
Telecommunications Service Providers	3.14	—
Travel and Leisure	5.09	3.71
Total	100.00%	100.00%

The table below describes investments by geographic composition based on fair value:

	June 30, 2025	December 31, 2024
United States	86.19%	89.36%
United Kingdom	7.30	5.25
Austria	2.40	3.53
Canada	1.52	—
France	1.38	0.58
Australia	0.56	0.23
Spain	0.45	0.74
Taiwan	0.19	0.31
Belgium	0.01	—
Total	100.00%	100.00%

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
•attendance at and participation in board meetings or presentations by portfolio companies; and
•review of monthly and quarterly financial statements and financial projections of portfolio companies.

Results of Operations
The following table represents our operating results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total investment income	$40,457	$19,712	$70,135	$19,712
Net expenses	9,891	7,566	16,034	7,566
Net investment income before excise tax	30,566	12,146	54,101	12,146
Excise tax expense	726	—	796	—
Net investment income after excise tax	29,840	12,146	53,305	12,146
Net realized gain (loss)	(3,030)	199	(4,592)	199
Net change in unrealized appreciation (depreciation)	879	2,276	206	2,276
Net increase (decrease) in net assets resulting from operations	$27,689	$14,621	$48,919	$14,621

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.
Investment Income
Investment income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income	$34,407	$16,585	$59,915	$16,585
Payment-in-kind interest income	4,676	3,124	8,838	3,124
Dividend income	1,195	—	1,195	—
Other income	179	3	187	3
Total investment income	$40,457	$19,712	$70,135	$19,712
Total investment income increased to $40.5 million for the three months ended June 30, 2025 from $19.7 million for the same period in the prior year, primarily driven by our deployment of capital, the increased balance of our investments and by increased dividend income. The size of our portfolio at fair value was $1,647.0 million and our weighted average yield on debt and income producing securities at fair value was 10.8%.
Total investment income increased to $70.1 million for the six months ended June 30, 2025 from $19.7 million for the same period in the prior year, primarily driven by our deployment of capital, the increased balance of our investments and by increased dividend income.

Expenses
Expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest expense	$8,864	$7,195	$15,412	$7,195
Management fees	2,942	910	5,243	910
Income based incentive fee	3,879	1,339	6,694	1,339
Capital gains incentive fee	(323)	371	(657)	371
Shareholder servicing and/or distribution fees	542	185	1,004	185
Professional fees	686	262	1,203	474
Board of Trustees’ fees	75	85	159	140
Administrative service expenses	552	343	991	343
Other general & administrative	660	436	1,165	510
Organization expenses	—	100	—	150
Amortization of continuous offering costs	91	382	536	382
Excise tax expense	726	—	796	—
Total expenses (including excise tax expense)	18,694	11,608	32,546	11,999
Expense Support	(1,256)	(1,608)	(3,317)	(1,999)
Shareholder servicing and/or distribution fees waived	—	(185)	(462)	(185)
Management fees waived	(2,942)	(910)	(5,243)	(910)
Income based incentive fees waived	(3,879)	(1,339)	(6,694)	(1,339)
Net expenses (including excise tax expense)	$10,617	$7,566	$16,830	$7,566
Interest Expense

Total interest expense (including unused fees and amortization of deferred financing costs) increased to $8.9 million for the three months ended June 30, 2025 from $7.2 million for the same period in the prior year, primarily driven by increased borrowings and offset by expenses incurred during the three months ended June 30, 2024 related to the investments funded by the Financing Providers under the Warehousing Transactions. The average principal debt outstanding increased to $521.6 million for the three months ended June 30, 2025 from $51.4 million for the same period in the prior year.

Total interest expense (including unused fees and amortization of deferred financing costs) increased to $15.4 million for the six months ended June 30, 2025 from $7.2 million for the same period in the prior year, primarily driven by increased borrowings. The average principal debt outstanding increased to $451.1 million for the six months ended June 30, 2025 from $51.4 million for the same period in the prior year.
Management Fees

Management fees increased to $2.9 million for the three months ended June 30, 2025 from $0.9 million for the same period in the prior year primarily due to an increase in net assets. Management fees increased to $5.2 million for the six months ended June 30, 2025 from $0.9 million for the same period in the prior year primarily due to an increase in net assets. Management fees are payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month. The Adviser agreed to waive its base management fee from the Initial Closing through June 30, 2025.
Income Based Incentive Fees

Income based incentive fees increased to $3.9 million for the three months ended June 30, 2025 from $1.3 million for the same period in the prior year primarily due to our deployment of capital. Income based incentive fees increased to $6.7 million for the six months ended June 30, 2025 from $1.3 million for the same period in the prior year primarily due to our deployment of capital. The Adviser agreed to waive its income based incentive fee from the Initial Closing through June 30, 2025.
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
Capital gains based incentive fees were $(0.3) million for the three months ended June 30, 2025, as compared to $0.4 million for the same period in the prior year primarily due to net unrealized losses on investments, none of which were payable under the Investment Advisory Agreement. Capital gains based incentive fees were $(0.7) million for the six months ended June 30, 2025, as compared to $0.4 million for the same period in the prior year primarily due to net unrealized losses on investments and net realized and unrealized losses on foreign currency transactions, none of which were payable under the Investment Advisory Agreement. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.
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
Total other expenses increased to $2.1 million for the three months ended June 30, 2025, from $1.6 million for the same period in the prior year, primarily driven by an increase of professional fees, administrative service expenses and other general & administrative expenses due to servicing a growing portfolio.
Total other expenses increased to $4.1 million for the six months ended June 30, 2025, from $2.0 million for the same period in the prior year primarily driven by an increase of professional fees, administrative service expenses and other general & administrative expenses due to servicing a growing portfolio.

The Managing Dealer has agreed to waive the shareholder servicing and/or distribution fees from the Initial Closing through March 31, 2025. Certain other expenses were borne by the Adviser, subject to future reimbursement pursuant to terms of the Expense Support Agreement. For additional information see “Note 3. Fees, Expenses, Agreements and Related Party Transactions” to the consolidated financial statements.

Shareholder servicing and/or distributions fees increased to $0.5 million for the three months ended June 30, 2025 from $0.2 million for the same period in the prior year primarily due to an increase in shares outstanding. Shareholder servicing and/or distribution fees increased to $1.0 million for the six months ended June 30, 2025 from $0.2 million for the same period in the prior year primarily due to an increase in shares outstanding.

Under the terms of the Administration Agreement and Investment Advisory Agreement, we reimburse the Administrator and Adviser, respectively, for services performed for us. In addition, pursuant to the terms of these agreements, the Administrator and Adviser may delegate its obligations under these agreements to an affiliate or to a third party and we reimburse the Administrator and Adviser for any services performed for us by such affiliate or third party. For the three months ended June 30, 2025, the Administrator charged $0.6 million, an increase from $0.3 million for the same period in the prior year, for certain costs and expenses allocable to the Company under the terms of the Administration Agreement. For the six months ended June 30, 2025, the Administrator charged $1.0 million, an increase from $0.3 million for the same period in the prior year, for certain costs and expenses allocable to the Company under the terms of the Administration Agreement.

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
For the three and six months ended June 30, 2025, we incurred U.S. federal excise tax of $0.7 million and $0.8 million, respectively. For the three and six months ended June 30, 2024, we incurred no U.S. federal excise tax.

Net Realized Gain (Loss)

Net realized gains and losses were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Non-controlled/non-affiliated investments	$(216)	$2	$(580)	$2
Foreign currency forward contracts	(3,078)	35	(4,009)	35
Foreign currency transactions	264	162	(3)	162
Net realized gain (loss)	$(3,030)	$199	$(4,592)	$199

For the three months ended June 30, 2025, we generated net realized gains (losses) on investments of $(0.2) million, primarily driven by realized losses of $(0.3) million on the restructuring of a private debt investment (Lasko Operating Holdings, LLC) offset by realized gains from the sale of syndicated loans. We generated realized losses of $(3.1) million on foreign currency forwards contracts, primarily as a result of fluctuations in the EUR and GBP exchange rates, which was largely offset by unrealized gains on foreign currency as described below.

For the six months ended June 30, 2025, we generated net realized gains (losses) on investments of $(0.6) million, primarily driven by realized losses of $(0.3) million on the restructuring of a private debt investment (Lasko Operating Holdings, LLC) and net realized losses of $(0.3) million from the sale of syndicated loans. We generated realized losses of $(4.0) million on foreign currency forwards contracts, primarily as a result of fluctuations in the EUR and GBP exchange rates, which was largely offset by unrealized gains on foreign currency as described below.

For the three and six months ended June 30, 2024, we generated net realized gains (losses) of $0.2 million and $0.2 million, respectively, which was primarily comprised of net realized gains on foreign currency transactions.

Net Change in Unrealized Appreciation (Depreciation)

Net change in unrealized appreciation (depreciation) was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Non-controlled/non-affiliated investments	$10,229	$1,700	$12,419	$1,700
Foreign currency forward contracts	(7,743)	576	(9,880)	576
Translation of assets and liabilities in foreign currencies	(1,607)	—	(2,333)	—
Net change in unrealized appreciation (depreciation)	$879	$2,276	$206	$2,276

For the three months ended June 30, 2025, the change in unrealized appreciation (depreciation) on the investment portfolio was $(1.2) million (excluding the impact of foreign currency) due to spread widening in the private credit markets and certain credit specific write-downs in the private portfolio, which was offset by foreign currency unrealized gains of $11.4 million on investments (included in unrealized gains on non-controlled/non-affiliated investments) primarily as a result of fluctuations in the EUR and GBP exchange rates. The remaining $(9.3) million of the net unrealized appreciation (depreciation) represents the net unrealized losses as a result of foreign currency fluctuations impacting the value of our foreign currency forward contracts, foreign debt and cash balances.
For the six months ended June 30, 2025, the change in unrealized appreciation (depreciation) on the investment portfolio was $(3.0) million (excluding the impact of foreign currency) due to certain credit specific write-downs in the private portfolio, which was offset by foreign currency unrealized gains of $15.4 million on investments (included in unrealized gains on non-controlled/non-affiliated investments) primarily as a result of fluctuations in the EUR and GBP exchange rates. The remaining $(12.2) million of the net unrealized appreciation (depreciation) represents the net unrealized losses as a result of foreign currency fluctuations impacting the value of our foreign currency forward contracts, foreign debt and cash balances.

For the three and six months ended June 30, 2024, the fair value of our debt investments increased due to spread tightening in the private credit markets.

Realized and Unrealized Gains/(Losses) on Foreign Currency
In the ordinary course of business, we may invest in securities denominated in foreign currencies. This exposes us to foreign exchange rate risk should the value of local currencies decline relative to the United States dollar. As a result, we aim to hedge substantially all of our foreign currency exposure by entering into foreign currency forward contracts and borrowing in foreign currency from our credit facilities, which reduces our exposure to foreign currency exchange rate fluctuations in the value of foreign currencies.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Realized gain/(losses) on:
Non-controlled/non-affiliated investments	$1	$2	$2	$2
Foreign currency forward contracts	(3,078)	35	(4,009)	35
Translation of assets and liabilities in foreign currencies	264	162	(3)	162
Net realized gains/(losses)	$(2,813)	$199	$(4,010)	$199

Unrealized gain/(losses) on:
Non-controlled/non-affiliated investments	$11,391	$(604)	$15,417	$(604)
Foreign currency forward contracts	(7,743)	576	(9,880)	576
Translation of assets and liabilities in foreign currencies	(1,607)	—	(2,333)	—
Net unrealized gains/(losses)	$2,041	$(28)	$3,204	$(28)
Net realized and unrealized gains/(losses):	$(772)	$171	$(806)	$171

For the three and six months ended June 30, 2025, the net realized and unrealized gains/(losses) on foreign currency fluctuations impacting the value of the investment portfolio, foreign currency forward contracts, and foreign debt and cash balances was $(0.8) million and $(0.8) million, respectively. The net losses on foreign currency were driven primarily by a net positive exposure to USD, which has weakened against other currencies during the period.
For the three and six months ended June 30, 2024, the net realized and unrealized gains/(losses) on foreign currency fluctuations impacting the value of the investment portfolio, foreign currency forward contracts, and foreign debt and cash balances was $0.2 million and $0.2 million, respectively.
Financial Condition, Liquidity and Capital Resources
We generate cash primarily from the net proceeds of our continuous offering of Common Shares, proceeds from net borrowings on our credit facility, short-term borrowings, income earned and repayments on principal on our investments. The primary uses of our cash and cash equivalents are for (i) originating and purchasing investments, (ii) funding the costs of our operations (including fees paid to our Adviser and expense reimbursements paid to our Administrator), (iii) debt service, repayment and other financing costs of our borrowings, (iv) funding repurchases under our share repurchase program and (v) cash distributions to our shareholders.
As of June 30, 2025 and December 31, 2024, we had one corporate-level revolving credit facility. From time to time, we may enter into additional credit facilities, increase the size of our existing credit facilities and/or issue debt securities, including unsecured notes. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of June 30, 2025 and December 31, 2024, we had an aggregate amount of $623.2 million and $289.8 million, respectively, of debt outstanding and our asset coverage ratio was 256.1% and 325.0%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage.
Cash and cash equivalents as of June 30, 2025, taken together with our $276.8 million of available capacity under our credit facility (subject to borrowing base availability) and the continuous offering of our Common Shares is expected to be sufficient for our investing activities and to conduct our operations in the near term and for the foreseeable future. This determination is based in part on our expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of our Common Shares and the use of existing and future financing arrangements. As of June 30, 2025, we had significant amounts payable and commitments for existing and new investments, which we planned to fund using proceeds from offering our Common Shares and available borrowing capacity under our credit facility. Additionally, we held $316.3 million of Level 2 investments as of June 30, 2025, which could provide additional liquidity if necessary.

Although we were able to close on a credit facility during the year ended December 31, 2024 and further amend the facility during the three and six months ended June 30, 2025, any disruption in the financial markets or any other negative economic development could restrict our access to financing in the future. We may not be able to find new financing for future investments or liquidity needs and, even if we are able to obtain such financing, such financing may not be on as favorable terms as we could have obtained in the past. These factors may limit our ability to make new investments and adversely impact our results of operations.

As of June 30, 2025, we had $19.3 million in cash and cash equivalents. During the six months ended June 30, 2025, cash used in operating activities was $569.7 million, primarily as a result of funding portfolio investments of $725.9 million, partially offset by proceeds from sale of investments and principal repayments of $86.7 million and other operating uses of $69.5 million. Cash provided by financing activities was $578.7 million during the period, primarily as a result of new share issuances related to $290.8 million of subscriptions and net borrowings of $331.0 million.
Equity
The following table summarizes transactions in Common Shares of beneficial interest during the three months ended June 30, 2025:

	Shares	Amount
Share transactions:
Subscriptions	5,927,739	$155,683
Distributions reinvested	351,310	9,211
Share repurchases	(405,989)	(10,734)
Early repurchase deduction	—	—
Total net increase (decrease)	5,873,060	$154,160

The following table summarizes transactions in Common Shares of beneficial interest during the six months ended June 30, 2025:

	Shares	Amount
Share transactions:
Subscriptions	11,101,163	$290,831
Distributions reinvested	1,004,789	26,195
Share repurchases	(405,989)	(10,734)
Early repurchase deduction	—	—
Total net increase (decrease)	11,699,963	$306,292

The following table summarizes transactions in Common Shares of beneficial interest during the three months ended June 30, 2024:

	Shares	Amount
Share transactions:
Subscriptions	15,601,368	$394,928
Distributions reinvested	—	—
Share repurchases	—	—
Early repurchase deduction	—	—
Total net increase (decrease)	15,601,368	$394,928

The following table summarizes transactions in Common Shares of beneficial interest during the six months ended June 30, 2024:

	Shares	Amount
Share transactions:
Subscriptions	15,601,368	$394,928
Distributions reinvested	—	—
Share repurchases	—	—
Early repurchase deduction	—	—
Total net increase (decrease)	15,601,368	$394,928

Distributions and Distribution Reinvestment

The following table summarizes our distributions declared and payable for the six months ended June 30, 2025 (dollar amounts in thousands, except per share amounts):

Declaration Date	Record Date	Payment Date	Distribution Per Share(2)	Distribution Amount
January 29, 2025	January 31, 2025	April 30, 2025	$0.1340	$3,620
February 26, 2025	February 28, 2025	April 30, 2025	0.1340	3,777
March 27, 2025	March 31, 2025	April 28, 2025	0.1340	4,142
March 27, 2025(1)	March 31, 2025	April 30, 2025	0.1000	3,091
April 25, 2025	April 30, 2025	July 31, 2025	0.1326	4,562
May 28, 2025	May 31, 2025	July 31, 2025	0.1324	4,814
June 24, 2025	June 30, 2025	July 29, 2025	0.1326	4,931
June 24, 2025(1)	June 30, 2025	July 31, 2025	0.1500	5,579
Total			$1.0496	$34,516
(1) Represents a special distribution.
(2) Base distributions per share are net of shareholder servicing and/or distribution fees. The Managing Dealer agreed to waive the shareholder servicing and/or distribution fee from the Initial Closing through March 31, 2025.

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
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that we declared on our Common Shares during the six months ended June 30, 2025:

Source of Distribution	Per Share	Amount
Net investment income	$1.0496	$34,516
Net realized gains	—	—
Total	$1.0496	$34,516

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

The following table summarizes the share repurchase completed during the six months ended June 30, 2025:

Repurchase Deadline Request	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Purchased(1)
May 30, 2025	5.00%	June 30, 2025	$10,734	405,989	1.31%

(1)Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.
(2)Amounts not inclusive of Early Repurchase Deduction, if applicable.

There were no share repurchases during the six months ended June 30, 2024.

Borrowings
Our outstanding debt obligations were as follows:

	June 30, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion(1)	Amount Available(2)
Revolving Credit Facility(3)	$900,000	$623,153	$623,153	$276,847	$276,847
Total	$900,000	$623,153	$623,153	$276,847	$276,847

	December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion(1)	Amount Available(2)
Revolving Credit Facility	$650,000	$289,761	$289,761	$360,239	$360,239
Total	$650,000	$289,761	$289,761	$360,239	$360,239
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to the Revolving Credit Facility’s borrowing base.
(3)The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. There were no outstanding foreign borrowings as of December 31, 2024. As of June 30 2025, the Company had outstanding borrowings denominated in the following non-USD currencies.

	June 30, 2025
	Australian Dollars (AUD)		Euros (EUR)	British Pounds (GBP)
Revolving Credit Facility	A$	10,203	€8,078	£9,299

A summary of our contractual payment obligations under our Revolving Credit Facility as of June 30, 2025, is as follows:

	June 30, 2025
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$623,153	$—	$—	$623,153	$—
Total	$623,153	$—	$—	$623,153	$—
For additional information on our debt obligations see "Note 7. Borrowings” to the consolidated financial statements.
Off-Balance Sheet Arrangements
Portfolio Company Commitments
Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2025 and December 31, 2024, we had unfunded delayed draw term loans, revolvers and preferred equity with an aggregate principal amount of $150.8 million and $85.4 million, respectively.

Warehousing Transactions
We entered into warehouse transactions whereby we agreed, subject to certain conditions, to purchase certain assets from a parties unaffiliated with HPS (the “Warehousing Transactions”). Such warehousing transactions were designed to assist us in deploying capital upon receipt of subscriptions. The portfolio investments primarily consisted of newly originated, privately negotiated senior secured term loans and junior capital commitments to middle market companies consistent with our investment strategy. For additional information, see “Note 8. Commitment and Contingencies” to the consolidated financial statements.
Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At June 30, 2025, management is not aware of any material pending or threatened litigation.

Related-Party Transactions
We entered into a number of business relationships with affiliated or related parties, including the following:
•the Investment Advisory Agreement;
•the Administration Agreement;
•the Expense Support Agreement; and
•the Managing Dealer Agreement

In addition to the aforementioned agreements, we, the Adviser and its affiliates have received an exemptive order from the SEC that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds and accounts managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions and in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. For additional information, see “Note 3. Fees, Expenses, Agreements and Related Party Transactions” to the consolidated financial statements.
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
As of June 30, 2025, 96.4% of our performing debt investments at fair value were at floating rates. Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2025, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments) and assuming no changes in our investment and borrowing structure:

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$43,399	$(18,695)	$24,704
Up 200 basis points	$28,933	$(12,463)	$16,470
Up 100 basis points	$14,466	$(6,232)	$8,234
Down 100 basis points	$(14,466)	$6,232	$(8,234)
Down 200 basis points	$(28,194)	$12,463	$(15,731)
Down 300 basis points	$(40,680)	$18,695	$(21,985)
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
(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.

For information regarding factors that could materially affect our business, financial condition and/or operating results, see risk factors discussed in Item 1A. Risk Factors in our annual report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 28, 2025, as modified below, as applicable. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes during the three months ended June 30, 2025 to the risk factors set forth in Part 1. Item 1A “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2024, except as set forth below.

The following replaces the disclosure set forth under “Risk Factors—Risks Relating to the Company’s Business and Structure—The Company is Subject to Risks Relating to the Timing of Realization of Investments”:

The Company is Subject to Risks Relating to the Timing of Realization of Investments.

The Adviser, in its discretion, may seek to realize the Company’s investments earlier than originally expected, which may be accomplished through one or more transactions, including, to the extent permitted by applicable law, transactions with another investment fund or account sponsored or managed by the Adviser, HPS or their affiliates (collectively, “Other HPS Investors”), which will be for a price equal to the fair value of such investment. The value of such investment, subject to approval by the Board, will be determined by the Adviser and verified by one or more third-party valuation agents. The Adviser may seek such realizations in order to support the Company’s target risk/return profile with respect to the Company’s unrealized investments, taking into account such factors as the Company’s expense ratio relative to such assets and the availability of, or repayment obligations with respect to, any credit facilities.

The following replaces the disclosure set forth under “Risk Factors—Risks Relating to the Company’s Business and Structure— The Company is Subject to Risks Relating to Allocation of Investment Opportunities and Related Conflicts”:

The Company is Subject to Risks Relating to Allocation of Investment Opportunities and Related Conflicts.

The Company generally is prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the Independent Trustees and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of the Company’s outstanding voting securities is an affiliate of the Company for purposes of the 1940 Act, and the Company generally is prohibited from buying or selling any security from or to such affiliate, absent the prior approval of the Independent Trustees. The 1940 Act also prohibits certain “joint” transactions with certain of the Company’s affiliates, which could include investments in the same issuers (whether at the same or different times), without prior approval, in certain cases, of the Independent Trustees and, in certain other cases, the SEC. If a person acquires more than 25% of the Company’s voting securities, the Company will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit the Company’s ability to transact business with the Company’s officers or Trustees or their affiliates. These prohibitions will affect the manner in which investment opportunities are allocated between the Company and other funds and accounts managed by HPS or its affiliates. Most importantly, the Company generally is prohibited from co-investing with Other HPS Investors or affiliates of the Adviser in loans and financings originated by HPS and/or its affiliates except for pursuant to the co-investment exemptive relief granted by the SEC which delineates the requirements the Adviser must comply with for the Company to invest with Other HPS Investors. Any such co-investments are subject to certain conditions, including that the Adviser and its affiliates managing other funds and accounts participating in co-investment transactions will seek to allocate such transactions for all of the participating investment accounts, including the Company, on a fair and equitable basis, in accordance with their respective allocation policies, and the other applicable conditions of the co-investment exemptive relief. Under the terms of the relief, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our Independent Trustees must reach certain conclusions in connection with certain co-investment transactions (e.g., in the case of follow-on investments in an existing issuer in which affiliates, but not the Company, have an existing investment, and non-pro rata follow-on investments in, and dispositions of, securities of an existing issuer), including that: (i) the terms of the proposed transaction are reasonable and fair to the Company and its shareholders and do not involve overreaching in respect of the Company or its shareholders on the part of any person concerned; and (ii) the transaction is consistent with the interests of the Company’s shareholders and is consistent with the Company’s then-current investment objectives and strategies.

As a result of the relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of Other HPS Investors, including, in some cases, proprietary accounts of HPS or its affiliates. Because investments are allocated across multiple Other HPS Investors, the Company will at times receive a lower allocation to an investment than desired; likewise, the Company may also be limited in the degree to which it is able to participate in selling opportunities that it may otherwise wish to pursue due to allocations, including non-pro rata allocations, to Other HPS Investors.

If the Adviser identifies a co-investment opportunity and the Company is unable to rely on the co-investment relief or other no-action positions of the SEC staff for that particular co-investment opportunity, the Adviser will be required to determine which of its and its affiliates’ accounts should make the investment at the potential exclusion of other accounts. In such circumstances, the Adviser will adhere to firm-wide investment allocation policies in order to determine the account to which to allocate investment opportunities. Accordingly, it is possible that the Company may not be given the opportunity to participate in investments made by other accounts.

The following replaces the disclosure set forth under “Risk Factors—Risks Related to the HPS/BlackRock Transaction”:

The HPS/BlackRock Transaction.

On July 1, 2025, BlackRock acquired 100% of the business and assets of HPS. There is no guarantee that HPS will be able to successfully transition, maintain and continue to build its business as part of BlackRock or that HPS and BlackRock will be able to successfully integrate their business operations. In particular, as with any change in ownership, HPS is subject to substantial risks, including with respect to the long-term retention of key employees, the successful consolidation of corporate, technological and administrative infrastructures and the retention of existing business and operational relationships. It is possible that employees involved in the operation of HPS may not continue on a long-term basis with BlackRock and the operations and business relationships of HPS may be disrupted. The integration of HPS into BlackRock will be a complex, costly and time-consuming process and if HPS experiences difficulties in this process, the anticipated benefits of the HPS/BlackRock Transaction may not be realized fully or at all, or it may take longer to realize than expected, which could have an adverse effect on HPS for an undetermined period. As part of the integration of HPS into BlackRock, HPS will implement various BlackRock policies and procedures, administrative systems and technical applications. Each of these changes may impact the operation of the Company. While the Adviser will seek to minimize any disruptions, delays or changes to the investor experience as part of the integration, there is no guarantee it will be able to do so. In addition, there can be no assurances that HPS and BlackRock will realize operating efficiencies, synergies and other benefits from the HPS/BlackRock Transaction, and a failure to obtain such synergies may adversely affect the operations of HPS. Some factors related to the integration of the businesses are outside of HPS’s control, and any of them could result in delays, increased costs, decreases in the amount of potential revenues or synergies and diversion of management’s time and energy, which could materially affect HPS’s financial position, results of operations, and cash flows. In the event that the HPS/BlackRock Transaction has an adverse impact on HPS, including for the foregoing reasons, the operations of the Company may be adversely affected.

BlackRock is one of the largest and most diverse financial institutions in the world. As a result, it currently has, and may in the future have, other business units that compete with HPS or seek investment opportunities that are appropriate for the Company, and it has policies and procedures that may limit or otherwise impact the operations of HPS and/or the Company. Further, certain issuers of potential investments for the Company may prefer to work with a smaller or independent sponsor, which may adversely affect HPS’s ability to attract new investment opportunities for the Company.

HPS believes that investors will benefit from the combination of BlackRock’s and HPS’s capabilities; however, there are certain potential conflicts of interest that will arise as a result of the ownership of HPS by BlackRock. For a discussion of certain risks and conflicts of interest relating to the investment advisory, management and other activities of BlackRock Financial Management, Inc. as well as certain other affiliated registered investment adviser subsidiaries of BlackRock, Inc., please refer to Part 2A of the Form ADV for BlackRock Financial Management, Inc., which limited partners are urged to read and which is available at http://www.adviserinfo.sec.gov/Firm/107105.

As further described in “Conflicts of Interest—Relationship among the Company, the Adviser and the Investment Team” in the Company's current Private Placement Memorandum, as may be amended and/or supplemented from time to time, investors should be aware that the Affiliated Group now includes BlackRock (including its subsidiaries and other affiliated entities, funds and accounts).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Except as described and as previously reported by the Company on its current reports on Form 8-K, we did not sell any securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act.

Share Repurchases

We have commenced a share repurchase program in which we intend to offer to repurchase, in each quarter, up to 5% of our Common Shares outstanding (by number of shares) as of the close of the previous calendar quarter. Our Board may amend or suspend the share repurchase program at any time if it deems such action to be in our best interest and the best interest of our shareholders, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company as a whole, or should we otherwise determine that investing our liquid assets in originated loans or other illiquid investments rather than repurchasing our shares is in the best interests of the Company as a whole. As a result, share repurchases may not be available each quarter. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.
Under our share repurchase program, to the extent we offer to repurchase shares in any particular quarter, we expect to repurchase shares pursuant to quarterly tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV.

The following table sets forth information regarding repurchases of our common shares during the six months ended June 30, 2025 (dollars in thousands):

Offer Date	Repurchase Deadline Request	Purchase Price per Share	Number of Shares Repurchased (all classes)	Amount Repurchased (all classes)
May 1, 2025	May 30, 2025	$26.44	405,989	1.31%

There were no share repurchases for the quarter ended March 31, 2025.

Item 3. Defaults Upon Senior Securities.

None.
Item 4. Mine Safety Disclosures.

Not applicable.
Item 5. Other Information.

During the fiscal quarter ended June 30, 2025, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits.

Exhibit Number	Description of Exhibits
3.1	Second Amended and Restated Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 814-01715), filed on April 11, 2024).

10.1
Amendment No. 1 to Senior Secured Revolving Credit Agreement, dated as of April 23, 2025, by and among the Company, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01715), filed on April 28, 2025).

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

HPS Corporate Capital Solutions Fund

August 14, 2025	/s/ Michael Patterson
Michael Patterson
Chief Executive Officer

August 14, 2025	/s/ Robert Busch
Robert Busch
Chief Financial Officer