Form 10-Q
period 2025-09-30
HPS Corporate Capital Solutions Fund
filed 2025-11-14
CIK 1989817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-Q
_____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The Registrant’s Common Shares, $0.01 par value per share, outstanding as of November 8, 2025 was 9,898,948, 33,226,757 and 515 of Class I, Class D and Class S common shares, respectively. Common Shares outstanding exclude November 1, 2025 subscriptions since the issuance price is not yet finalized at the date of this filing.

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
•changes in the general interest rate environment, including a sustained elevated interest rate environment, and uncertainty about the Federal Reserve’s intentions regarding interest rates in the future;
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

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
HPS Corporate Capital Solutions Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
ASSETS	(Unaudited)
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $1,961,170 and $982,565 at September 30, 2025 and December 31, 2024, respectively)	$1,988,809	$984,954
Non-controlled/affiliated investments (amortized cost of $9,369 and $0 at September 30, 2025 and December 31, 2024, respectively)	9,387	—
Total investments at fair value (amortized cost of $1,970,539 and $982,565 at September 30, 2025 and December 31, 2024, respectively)	1,998,196	984,954
Cash and cash equivalents	27,261	10,296
Interest receivable from non-controlled/non-affiliated investments	14,946	8,172
Deferred financing costs	6,028	3,698
Deferred offering costs	190	516
Derivative assets, at fair value (Note 6)	1,937	2,579
Receivable for investments	3,870	140
Other assets	414	203
Total assets	$2,052,842	$1,010,558
LIABILITIES
Debt (net of unamortized debt issuance costs of $1,912 and $0 at September 30, 2025 and December 31, 2024, respectively)	$892,266	$289,761
Payable for investments purchased	18,779	14,087
Interest payable	4,331	1,155
Due to affiliates	3,780	818
Distribution payable (Note 9)	20,044	28,907
Derivative liabilities, at fair value (Note 6)	1,975	—
Payable for share repurchases (Note 9)	2,817	23,060
Management fees payable (Note 3)	3,311	—
Income based incentive fees payable (Note 3)	4,110	—
Capital gains incentive fees payable (Note 3)	2,058	896
Shareholder servicing and/or distribution fees payable	522	—
Accrued expenses and other liabilities	1,190	—
Total liabilities	955,183	358,684
Commitments and contingencies (Note 8)
NET ASSETS
Common Shares, $0.01 par value (40,991,579 and 25,084,285 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively)	410	251
Additional paid in capital	1,059,787	641,972
Distributable earnings (loss)	37,462	9,651
Total net assets	1,097,659	651,874
Total liabilities and net assets	$2,052,842	$1,010,558

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Capital Solutions Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
NET ASSET VALUE PER SHARE	(Unaudited)
Class I Shares:
Net assets	$251,595	$—
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	9,395,787	—
Net asset value per share	$26.78	$—
Class D Shares (Note 1):
Net assets	$846,050	$651,874
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	31,595,277	25,084,285
Net asset value per share	$26.78	$25.99
Class S Shares:
Net assets	$14	$—
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	515	—
Net asset value per share	$26.78	$—

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Capital Solutions Fund
Consolidated Statements of Operations
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$37,902	$16,364	$97,817	$32,950
Payment-in-kind interest income	6,900	2,514	15,738	5,638
Dividend income	—	—	1,195	—
Other income	385	13	572	17
Total investment income	45,187	18,891	115,322	38,605
Expenses:
Interest expense	12,373	1,742	27,785	8,937
Management fees	3,311	1,629	8,554	2,540
Income based incentive fee	4,110	2,050	10,804	3,389
Capital gains incentive fee	1,818	50	1,161	421
Shareholder servicing and/or distribution fees
Class D	522	328	1,526	513
Class S	—	—	—	—
Professional fees	727	268	1,930	742
Board of Trustees’ fees	99	74	258	215
Administrative service expenses (Note 3)	371	363	1,362	706
Other general & administrative	640	361	1,805	871
Organization expenses (Note 2)	—	—	—	150
Amortization of continuous offering costs	88	452	624	833
Total expenses	24,059	7,317	55,809	19,317
Expense Support (Note 3)	(374)	(1,855)	(3,691)	(3,854)
Shareholder servicing and/or distribution fees waived (Note 3)	—	(328)	(462)	(513)
Management fees waived (Note 3)	—	(1,629)	(5,243)	(2,540)
Income based incentive fees waived (Note 3)	—	(2,050)	(6,694)	(3,389)
Net expenses	23,685	1,455	39,719	9,021
Net investment income before excise tax	21,502	17,436	75,603	29,584
Excise tax expense	179	337	975	337
Net investment income after excise tax	21,323	17,099	74,628	29,247
Net realized and change in unrealized gain (loss):
Realized gain (loss):
Non-controlled/non-affiliated investments	(3,481)	(7)	(4,061)	(6)
Foreign currency forward contracts	(2,896)	—	(6,905)	35
Foreign currency transactions	(34)	109	(37)	270
Net realized gain (loss)	(6,411)	102	(11,003)	299
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	12,831	2,331	25,250	4,031
Non-controlled/affiliated investments	18	—	18	—
Foreign currency forward contracts	5,637	(2,099)	(4,243)	(1,523)
Translation of assets and liabilities in foreign currencies	54	—	(2,279)	—
Net change in unrealized appreciation (depreciation)	18,540	232	18,746	2,508
Net realized and change in unrealized gain (loss)	12,129	334	7,743	2,807
Net increase (decrease) in net assets resulting from operations	$33,452	$17,433	$82,371	$32,054

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Capital Solutions Fund
Consolidated Statements of Changes in Net Assets
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Increase (decrease) in net assets from operations:
Net investment income after excise tax	$21,323	$17,099	$74,628	$29,247
Net realized gain (loss)	(6,411)	102	(11,003)	299
Net change in unrealized appreciation (depreciation)	18,540	232	18,746	2,508
Net increase (decrease) in net assets resulting from operations	33,452	17,433	82,371	32,054
Distributions to common shareholders:
Class I	(4,471)	—	(4,471)	—
Class D	(15,573)	(12,231)	(50,089)	(16,807)
Class S	—	—	—	—
Net decrease in net assets resulting from distributions	(20,044)	(12,231)	(54,560)	(16,807)
Share transactions:
Class I:
Proceeds from shares sold	14,838	—	14,838	—
Share transfers between classes	233,869	—	233,869	—
Distributions reinvested	—	—	—	—
Repurchased shares, net of early repurchase deduction	—	—	—	—
Net increase (decrease) from share transactions	248,707	—	248,707	—
Class D:
Proceeds from shares sold	87,312	148,052	378,143	542,980
Share transfers between classes	(233,883)	—	(233,883)	—
Distributions reinvested	12,349	2,911	38,544	2,911
Repurchased shares, net of early repurchase deduction	(2,817)	—	(13,551)	—
Net increase (decrease) from share transactions	(137,039)	150,963	169,253	545,891
Class S:
Proceeds from shares sold	—	—	—	—
Share transfers between classes	14	—	14	—
Distributions reinvested	—	—	—	—
Repurchased shares, net of early repurchase deduction	—	—	—	—
Net increase (decrease) from share transactions	14	—	14	—
Total increase (decrease) in net assets	125,090	156,165	445,785	561,138
Net assets, beginning of period	972,569	404,976	651,874	3
Net assets, end of period	$1,097,659	$561,141	$1,097,659	$561,141

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Capital Solutions Fund
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$82,371	$32,054
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	(25,268)	(4,031)
Net realized (gain) loss on investments	4,061	6
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	4,243	1,523
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	2,298	—
Net accretion of discount and amortization of premium, net	(4,937)	(2,370)
Amortization of deferred financing costs	808	379
Amortization of debt issuance costs	68	—
Amortization of offering costs	624	833
Payment-in-kind interest capitalized	(14,348)	(4,404)
Purchases of investments	(1,146,340)	(733,759)
Proceeds from sale of investments and principal repayments	173,590	36,656
Changes in operating assets and liabilities:
Interest receivable from non-controlled/non-affiliated investments	(6,774)	(8,060)
Receivable for investments	(3,730)	(737)
Other assets	(211)	(308)
Payable for investments purchased	4,692	13,984
Interest payable	3,176	846
Due to affiliates	2,962	1,379
Management fees payable	3,311	—
Income based incentive fees payable	4,110	—
Capital gains incentive fees payable	1,162	421
Shareholder servicing and/or distribution fees payable	522	—
Accrued expenses and other liabilities	1,190	—
Net cash provided by (used in) operating activities	(912,420)	(665,588)
Cash flows from financing activities:
Borrowings on debt	1,441,293	448,500
Repayments of debt	(840,800)	(309,700)
Deferred financing costs paid	(3,138)	(4,024)
Debt issuance costs paid	(1,980)	—
Deferred offering costs paid	(298)	(1,804)
Proceeds from issuance of Common Shares	392,981	542,980
Common Shares repurchased, net of early repurchase deduction	(33,794)	—
Distributions paid in cash	(24,879)	(1,665)
Net cash provided by (used in) financing activities	929,385	674,287
Net increase (decrease) in cash and cash equivalents	16,965	8,699
Cash and cash equivalents, beginning of period	10,296	3
Cash and cash equivalents, end of period	$27,261	$8,702

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Capital Solutions Fund
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Supplemental information and non-cash activities:
Interest paid during the period	$24,608	$8,091
Distribution payable	$20,044	$12,231
Reinvestment of distributions during the period	$38,544	$2,911
Share repurchases accrued but not paid	$2,817	$—
Non-cash purchases of investments	$9,400	$—
Non-cash sales of investments	$(9,400)	$—

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Non-Controlled/Non-Affiliated Investments
First Lien Debt
Aerospace and Defense
Carbon Topco, Inc. (4)(6)(9)				5/1/2030		$1,332	$(22)	$(13)
Carbon Topco, Inc. (4)(9)	SF +	6.00%	10.30%	11/1/2030		7,972	7,837	7,882
Goat Holdco LLC (7)	SF +	2.75%	6.91%	1/27/2032		3,349	3,303	3,356
PCX Holding Corp. (4)(10)	SF +	6.25%	10.40%	4/22/2027		2,222	2,173	2,218
PCX Holding Corp. (4)(10)	SF +	6.25%	10.40%	4/22/2027		1,115	1,090	1,113
PCX Holding Corp. (4)(10)	SF +	6.25%	10.60%	4/22/2027		1,166	1,140	1,164
RH Buyer Inc (4)(10)	SF +	6.50%	10.92%	1/17/2031		32,755	32,177	31,820
RH Buyer Inc (4)(6)(10)	SF +	6.50%	10.80%	1/17/2031		3,831	1,618	1,576
Tex-Tech Industries, Inc. (4)(9)	SF +	5.00%	9.14%	1/13/2031		9,002	8,922	8,958
Tex-Tech Industries, Inc. (4)(6)(9)	SF +	5.00%	9.17%	1/13/2031		2,010	584	594
Tex-Tech Industries, Inc. (4)(6)(9)	SF +	5.00%	9.14%	1/13/2031		1,910	103	110
Valence Surface Technologies LLC (4)(10)	SF +	8.25% (incl 6.50% PIK)	12.40%	6/13/2031		36,821	36,048	36,102
Valence Surface Technologies LLC (4)(10)	SF +	7.00%	11.13%	6/13/2031		4,310	4,217	4,226
Valence Surface Technologies LLC (4)(6)(10)				6/13/2031		6,466	(142)	(126)
Valence Surface Technologies LLC (4)(6)(10)				6/13/2031		3,280	(70)	(64)
WP CPP Holdings, LLC (4)(10)	SF +	7.00% (incl 3.88% PIK)	11.17%	11/30/2029		40,956	40,293	41,885
							139,271	140,801	12.83%
Asset Based Lending and Fund Finance
Montagu Lux Finco Sarl (4)(5)(6)(10)	E +	5.50%	7.53%	2/13/2032	EUR	12,327	6,311	7,048
							6,311	7,048	0.64%
Automobiles and Parts
ABC Group Holdings Inc (4)(5)(9)	E +	5.88%	7.81%	8/22/2031	EUR	9,339	10,544	10,556
ABC Technologies Inc (4)(5)(9)	SF +	5.75%	9.89%	8/22/2031		14,807	14,262	14,261
Clarios Global LP (7)	SF +	2.75%	6.91%	1/28/2032		1,064	1,063	1,066
Tenneco Inc (8)	SF +	4.75%	9.05%	11/17/2028		5,276	5,207	5,171
							31,076	31,054	2.83%
Beverages
Winebow Holdings, Inc. (4)(10)	SF +	6.25%	10.51%	12/31/2027		34,437	34,123	31,079
							34,123	31,079	2.83%
Chemicals
Alvogen Pharma US, Inc. (4)(15)	SF +	9.50%	13.50%	11/30/2028		19,500	19,059	19,363
Fortis 333 Inc (7)	SF +	3.50%	7.50%	3/27/2032		978	976	974
Kensing LLC (4)(10)	SF +	7.25%	11.63%	5/31/2028		2,775	2,770	2,437
Kensing LLC (4)(10)	SF +	7.25%	11.63%	5/31/2028		685	683	601
Kensing LLC (4)(10)	SF +	7.25%	11.63%	5/31/2028		7,772	7,674	6,823
Lummus Technology Holdings V LLC (7)	SF +	2.50%	6.66%	12/31/2029		7,388	7,432	7,414
							38,594	37,612	3.43%
Construction and Materials
Hobbs & Associates LLC (7)	SF +	2.75%	6.91%	7/23/2031		2,485	2,476	2,487
Powerhouse Intermediate, LLC (4)(10)	SF +	6.25%	10.51%	1/12/2027		1,937	1,932	1,922
Powerhouse Intermediate, LLC (4)(6)(10)	SF +	6.25%	10.51%	1/12/2027		819	702	698
							5,110	5,107	0.47%
Consumer Services
American Academy Holdings, LLC (4)(16)	SF +	9.75% (incl. 5.25% PIK)	14.01%	6/30/2027		6,771	6,772	6,699
American Academy Holdings, LLC (4)(6)(16)				6/30/2027		160	—	(2)
Edmentum Ultimate Holdings LLC (4)(10)(21)	SF +	7.29%	11.60%	7/26/2027		5,353	5,261	5,271
Ensemble RCM LLC (7)	SF +	3.00%	7.31%	8/1/2029		3,714	3,698	3,729

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
ImageFIRST Holdings, LLC (7)	SF +	3.25%	7.31%	3/12/2032	1,552		1,548	1,557
							17,279	17,254	1.57%
Electricity
Distributed Solar Development LLC (4)(12)	SF +	8.50% PIK	12.52%	9/19/2028	10,000		9,802	9,802
Hamilton Projects Acquiror LLC (7)	SF +	2.50%	6.66%	5/30/2031	9,340		9,321	9,381
IDF 8 Borrower, LLC (4)(6)(15)	SF +	6.00%	10.00%	12/31/2028	4,317		3,795	3,829
IDF 8 Borrower, LLC (4)(6)(15)(19)(21)	SF +	8.50%	12.50%	12/31/2028	2,878		2,531	2,435
Lackawanna Energy Center LLC (7)	SF +	3.00%	7.25%	8/5/2032	2,128		2,122	2,148
Matrix Renewables (Devco) USA LLC (4)(5)(15)	SF +	6.50%	10.50%	12/24/2028	7,500		7,379	7,477
Matrix Renewables (Devco) USA LLC (4)(5)(6)(15)				12/24/2028	2,500		(50)	(8)
NRD Construction, LLC (4)(6)(13)	SF +	8.50% PIK	12.50%	11/6/2029	36,947		34,720	34,882
Palmetto Solar, LLC (4)(12)	SF +	6.25%	10.25%	9/13/2027	6,020		5,971	5,975
Palmetto Solar, LLC (4)(12)	SF +	6.25%	10.25%	9/13/2027	5,268		5,225	5,228
Palmetto Solar, LLC (4)(12)	SF +	6.25%	10.25%	9/13/2027	25,808		25,564	25,613
Palmetto Solar, LLC (4)(12)	SF +	6.25%	10.25%	9/13/2027	12,904		12,782	12,807
Sunraycer HPS Borrower LLC (4)(13)	SF +	8.50% PIK	12.50%	10/28/2029	11,409		11,239	11,281
Sunraycer HPS Borrower LLC (4)(6)(13)	SF +	8.50% PIK	12.50%	10/28/2029	6,438		5,080	5,110
							135,481	135,960	12.39%
Food Producers
Alpine US Bidco LLC (7)	SF +	3.50%	7.66%	12/23/2030	620		620	624
SW Ingredients Holdings, LLC (4)(6)(9)	SF +	5.00%	9.16%	5/2/2030	3,350		1,611	1,616
SW Ingredients Holdings, LLC (4)(9)	SF +	5.00%	9.16%	5/2/2030	19,663		19,393	19,423
SW Ingredients Holdings, LLC (4)(6)(9)				5/2/2030	2,434		(35)	(30)
							21,589	21,633	1.97%
General Industrials
Capripack Debtco PLC (4)(5)(10)	E +	5.75% (incl. 2.50% PIK)	7.71%	1/3/2030	EUR	5,309	5,661	6,246
Capripack Debtco PLC (4)(5)(10)	E +	5.75% (incl. 2.50% PIK)	7.71%	1/3/2030	EUR	28,581	30,474	33,621
Clydesdale Acquisition Holdings Inc (8)	SF +	3.18%	7.34%	4/13/2029	2,424		2,419	2,424
Formerra LLC (4)(10)	SF +	7.25%	11.63%	11/1/2028	5,768		5,738	5,707
Formerra LLC (4)(10)	SF +	7.25%	11.63%	11/1/2028	232		231	230
							44,523	48,228	4.39%
Health Care Providers
AthenaHealth Group Inc. (8)	SF +	2.75%	6.91%	2/15/2029	9,874		9,895	9,867
Blazing Star Shields Direct Parent, LLC (4)(10)	SF +	6.00%	10.20%	8/28/2030	48,066		47,123	47,122
Blazing Star Shields Direct Parent, LLC (4)(6)(10)	SF +	6.00%	10.00%	8/28/2030	2,131		171	171
Connect America.com LLC (4)(14)(21)	SF +	7.05%	11.05%	10/11/2029	34,825		34,393	34,141
Diagnostic Services Holdings, Inc. (4)(10)	SF +	5.50%	9.78%	3/15/2027	13,566		13,500	13,435
Diagnostic Services Holdings, Inc. (4)(10)	SF +	5.50%	9.78%	3/15/2027	1,740		1,732	1,724
Diagnostic Services Holdings, Inc. (4)(6)(10)	SF +	5.50%	9.78%	3/15/2027	333		176	174
FC Compassus LLC (4)(6)(7)				11/26/2030	2,716		(35)	(13)
FC Compassus LLC (4)(9)	SF +	5.75% (incl 1.50% PIK)	9.91%	11/26/2030	1,654		1,633	1,645
FC Compassus LLC (4)(6)(9)	SF +	5.75% (incl 1.50% PIK)	9.91%	11/26/2030	179		18	19
FC Compassus LLC (4)(9)(21)	SF +	7.03% (incl 2.09% PIK)	11.19%	11/26/2030	13,769		13,595	13,696
FC Compassus LLC (4)(6)(9)(21)	SF +	7.08% (incl 2.16% PIK)	11.25%	11/26/2030	1,501		148	161
Global Medical Response Inc (7)	SF +	3.50%	7.63%	10/1/2032	7,000		6,983	7,010
Indigo Purchaser, Inc. (4)(9)	SF +	5.00%	9.00%	11/21/2031	12,394		12,231	12,518
Indigo Purchaser, Inc. (4)(6)(9)	SF +	5.00%	9.24%	11/21/2031	2,845		125	193
Indigo Purchaser, Inc. (4)(6)(9)				11/21/2031	1,942		(26)	—

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Kabafusion Parent LLC (4)(9)	SF +	5.00%	9.00%	11/24/2031	9,950		9,863	9,978
Kabafusion Parent LLC (4)(6)(9)				11/24/2031	1,300		(11)	—
Precision Medicine Group, LLC (7)	SF +	3.50%	7.66%	8/20/2032	1,000		995	997
Raven Acquisition Holdings LLC (7)	SF +	3.00%	7.16%	11/19/2031	3,098		3,076	3,100
Raven Acquisition Holdings LLC (6)(7)				11/19/2031	222		(2)	—
Southern Veterinary Partners LLC (7)	SF +	2.50%	6.82%	12/4/2031	1,899		1,889	1,898
TTF Lower Intermediate LLC (7)	SF +	3.75%	7.79%	7/18/2031	3,599		3,551	3,419
WCAS XIII Primary Care Investors, L.P. (4)(10)	SF +	6.25%	10.25%	12/31/2029	16,090		15,769	15,824
WCAS XIV Primary Care Investors, L.P. (4)(10)	SF +	6.25%	10.25%	12/31/2032	19,580		19,189	19,237
							195,981	196,316	17.88%
Industrial Engineering
Arcline FM Holdings LLC (9)(19)	SF +	2.75%	6.73%	6/23/2030	8,381		8,381	8,395
Roper Industrial Products Investment Co (8)	SF +	2.75%	6.75%	11/22/2029	2,624		2,612	2,631
Time Manufacturing Holdings LLC (4)(9)	SF +	6.50%	10.76%	12/1/2027	2,627		2,556	2,069
TK Elevator US Newco Inc (5)(8)	SF +	3.00%	7.20%	4/30/2030	4,180		4,165	4,195
							17,714	17,290	1.58%
Industrial Metals and Mining
Alchemy US Holdco 1 LLC (4)(10)	SF +	6.50%	10.81%	7/31/2029	14,007		13,535	13,402
Alchemy US Holdco 1 LLC (4)(10)	E +	6.50%	8.53%	7/31/2029	EUR	2,956	3,091	3,317
Alchemy US Holdco 1 LLC (4)(6)(10)	SF +	6.50%	10.81%	7/31/2029	1,204		107	100
Star Holding LLC (7)	SF +	4.50%	8.66%	7/31/2031	709		706	705
							17,439	17,524	1.60%
Industrial Support Services
Allied Universal Holdco LLC (7)	SF +	3.25%	7.51%	8/20/2032	6,556		6,548	6,588
Atlas Intermediate III LLC (4)(10)	SF +	8.50% (incl. 4.00% PIK)	12.81%	10/31/2029	9,296		9,148	8,976
AVSC Holding Corp. (4)(9)	SF +	5.00%	9.16%	12/5/2031	8,202		8,057	8,110
AVSC Holding Corp. (4)(6)(9)				12/5/2029	962		(16)	(12)
Axiom Buyer, LLC (4)(10)	SF +	6.50%	10.66%	1/14/2030	17,509		17,169	17,272
Axiom Buyer, LLC (4)(6)(10)				1/14/2030	1,905		(42)	(26)
Axiom Buyer, LLC (4)(6)(10)	SF +	6.50%	10.66%	1/14/2030	2,140		1,028	1,041
Azalea Topco, Inc. (7)	SF +	3.00%	7.16%	4/30/2031	2,330		2,314	2,326
Currahee Borrower Sub LLC (7)	SF +	3.50%	7.50%	3/31/2032	288		286	288
Currahee Borrower Sub LLC (6)(7)				3/31/2032	67		(1)	—
Madison IAQ LLC (8)	SF +	3.25%	7.45%	5/6/2032	4,195		4,159	4,220
Neon Maple US Debt Mergersub Inc (5)(7)	SF +	2.75%	6.91%	11/17/2031	3,980		3,971	3,985
NTH Degree Purchaser Inc (4)(10)	SF +	5.25%	9.32%	9/10/2030	11,206		11,022	11,104
NTH Degree Purchaser Inc (4)(6)(10)				9/10/2030	3,422		(62)	(31)
NTH Degree Purchaser Inc (4)(6)(10)				9/10/2030	1,792		(30)	(16)
Priority Holdings, LLC (5)(8)	SF +	3.75%	7.91%	7/30/2032	2,059		2,054	2,068
QXO Inc (5)(7)	SF +	3.00%	7.16%	4/30/2032	994		984	1,003
Retail Services WIS Corporation (4)(10)	SF +	7.00%	11.20%	8/29/2030	21,940		21,509	21,509
Retail Services WIS Corporation (4)(6)(10)				8/29/2030	5,186		(103)	(102)
Shift4 Payments LLC (5)(7)	SF +	2.50%	6.50%	6/30/2032	448		447	452
Team, Inc. (4)(10)	SF +	6.50%	10.73%	3/12/2030	13,025		12,764	12,844
Team, Inc. (4)(6)(10)				3/12/2030	3,740		(79)	(52)
TruckPro, LLC (4)(11)	SF +	7.75%	12.10%	8/16/2028	3,301		3,265	2,999
W3 TopCo LLC (4)(10)	SF +	6.50%	10.84%	3/22/2029	13,622		13,244	12,857
YA Intermediate Holdings II LLC (4)(9)	SF +	4.75%	8.94%	10/1/2031	5,246		5,223	5,298
YA Intermediate Holdings II LLC (4)(6)(9)	SF +	4.75%	8.99%	10/1/2031	2,200		217	255
YA Intermediate Holdings II LLC (4)(6)(9)	SF +	4.75%	8.59%	10/1/2031	1,083		95	99
							123,171	123,055	11.21%
Industrial Transportation

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Tikehau Motion Midco SARL (4)(5)(7)(19)	E +	6.50%	8.59%	8/22/2031	EUR	4,765	5,475	5,481
Tikehau Motion Midco SARL (4)(5)(7)(19)	E +	6.50%	8.59%	8/22/2031	EUR	10,291	11,827	11,840
Tikehau Motion Midco SARL (4)(5)(6)(7)(19)				8/22/2031	EUR	7,635	(177)	(176)
Brown Group Holding LLC (8)	SF +	2.75%	7.06%	7/1/2031	663		661	665
							17,786	17,810	1.62%
Investment Banking and Brokerage Services
Apex Group Treasury LLC (5)(7)	SF +	3.50%	7.75%	2/27/2032	2,257		2,244	2,212
Ascensus Holdings, Inc. (8)	SF +	3.00%	7.16%	8/2/2028	433		427	433
Citrin Cooperman Advisors LLC (7)	SF +	3.00%	7.00%	4/1/2032	2,769		2,742	2,761
Citrin Cooperman Advisors LLC (6)(7)				4/1/2032	179		(2)	(1)
DRW Holdings LLC (7)	SF +	3.50%	7.50%	6/26/2031	2,430		2,426	2,428
Eisner Advisory Group LLC (8)	SF +	4.00%	8.16%	2/28/2031	1,759		1,746	1,772
Focus Financial Partners, LLC (7)	SF +	2.75%	6.91%	9/15/2031	3,521		3,495	3,525
Grant Thornton Advisors Holdings LLC (7)	SF +	2.50%	6.66%	6/2/2031	5,569		5,569	5,542
Jump Financial LLC (7)	SF +	3.50%	7.50%	2/26/2032	903		900	910
Madonna Bidco Ltd (4)(5)(7)	SN +	5.25%	9.29%	10/25/2031	GBP	5,681	7,236	7,714
Madonna Bidco Ltd (4)(5)(6)(7)	SN +	5.25%	9.29%	10/25/2031	GBP	1,159	49	95
Orthrus Ltd (4)(5)(7)	SN +	6.25% (incl. 2.75% PIK)	10.23%	12/5/2031	GBP	3,893	4,894	5,186
Orthrus Ltd (4)(5)(7)	E +	6.25% (incl. 2.75% PIK)	8.33%	12/5/2031	EUR	3,478	3,631	4,045
Orthrus Ltd (4)(5)(10)	SF +	6.25% (incl. 2.75% PIK)	10.40%	12/5/2031	9,188		9,049	9,103
Orthrus Ltd (4)(5)(6)(7)				12/5/2031	GBP	794	(17)	(10)
Orthrus Ltd (4)(5)(10)	SF +	6.25% (incl. 2.75% PIK)	10.57%	12/5/2031	1,327		1,305	1,314
Osaic Holdings Inc (7)	SF +	3.00%	7.16%	7/30/2032	5,053		5,041	5,056
PF Finco PTY LTD (4)(5)(10)	B +	6.25%	10.07%	5/30/2030	AUD	10,463	6,603	6,825
PF Finco PTY LTD (4)(5)(6)(10)				5/30/2030	AUD	1,427	(19)	(13)
Travelex Issuerco 2 PLC (4)(5)(12)	SN +	8.00%	11.97%	9/22/2028	GBP	1,702	2,034	2,328
							59,353	61,225	5.58%
Leisure Goods
Beckett Collectibles Holdings, LLC (4)(15)	SF +	8.50%	12.57%	12/13/2029	19,498		18,962	19,454
							18,962	19,454	1.77%
Life Insurance
OneDigital Borrower LLC (8)	SF +	3.00%	7.16%	7/2/2031	4,938		4,938	4,944
							4,938	4,944	0.45%
Media
AMR GP Ltd (4)(5)(7)		10.50% (incl. 5.25% PIK)	10.50%	7/10/2034	10,740		10,472	10,740
Endeavor Operating Co LLC (5)(7)	SF +	3.00%	7.16%	3/24/2032	911		907	913
MBS Services Holdings, LLC (4)(10)	SF +	9.50% PIK	13.65%	12/31/2025	3,958		3,951	3,556
MBS Services Holdings, LLC (4)(10)	SF +	9.50% PIK	13.89%	12/31/2025	111		111	100
MBS Services Holdings, LLC (4)(10)	SF +	9.50% PIK	13.65%	12/31/2025	1,037		1,036	932
MBS Services Holdings, LLC (4)(10)	SF +	9.50% PIK	13.88%	12/31/2025	1,536		1,533	1,379
Wasserman Media Group, LLC (7)	SF +	3.00%	7.16%	6/23/2032	2,083		2,073	2,094
							20,083	19,714	1.80%
Medical Equipment and Services
Agiliti Health, Inc. (7)	SF +	3.00%	7.22%	5/1/2030	1,404		1,332	1,349
Bausch + Lomb Corporation (5)(7)	SF +	4.00%	8.17%	9/29/2028	4,994		4,994	5,000
Bausch + Lomb Corporation (5)(7)	SF +	4.25%	8.41%	1/15/2031	19,930		19,835	19,968
Femur Buyer Inc (4)(10)	SF +	9.25% (incl. 5.00% PIK)	13.28%	3/18/2030	22,660		22,267	19,380

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Patriot Acquisition Topco Sarl (4)(5)(10)	SF +	4.75%	9.06%	1/28/2028	61		60	61
Patriot Acquisition Topco Sarl (4)(5)(10)	SF +	4.75%	9.06%	1/28/2028	332		332	332
Patriot Acquisition Topco Sarl (4)(5)(6)(10)	SF +	4.75%	9.06%	1/28/2028	78		5	5
Patriot Acquisition Topco Sarl (4)(5)(10)	SF +	4.75%	9.06%	1/28/2028	516		515	515
Solis Mammography Buyer, Inc. (4)(9)	SF +	5.00%	9.00%	5/29/2032	19,354		19,078	19,109
Solis Mammography Buyer, Inc. (4)(6)(9)				5/29/2032	2,799		(41)	(36)
Solis Mammography Buyer, Inc. (4)(6)(9)				5/29/2030	3,387		(47)	(39)
Spruce Bidco II Inc (4)(6)(9)				1/31/2032	4,493		(61)	(54)
Spruce Bidco II Inc (4)(9)	SF +	5.00%	9.13%	1/31/2032	15,550		15,339	15,362
Spruce Bidco II Inc (4)(9)	C +	5.00%	7.68%	1/31/2032	CAD	3,526	2,402	2,502
Spruce Bidco II Inc (4)(9)	TN +	5.25%	6.00%	1/31/2032	JPY	378,826	2,413	2,529
Spruce Bidco II Inc (4)(9)(21)	SF +	5.79%	9.92%	1/31/2032	951		938	939
							89,361	86,922	7.92%
Non-life Insurance
Acrisure LLC (7)	SF +	3.25%	7.41%	6/20/2032	5,985		5,971	5,990
Alera Group Intermediate Holdings, Inc. (8)	SF +	3.25%	7.41%	5/30/2032	4,000		3,981	4,019
Alliant Holdings Intermediate, LLC (7)	SF +	2.50%	6.67%	9/19/2031	373		364	373
Amynta Agency Borrower Inc (7)	SF +	2.75%	6.91%	12/29/2031	375		375	374
Broadstreet Partners Group LLC (7)	SF +	2.75%	6.91%	6/13/2031	642		642	644
CRC Insurance Group LLC (7)	SF +	2.75%	6.75%	5/6/2031	2,802		2,788	2,806
Global Gruppe GmbH (4)(5)(6)(7)(19)				2/1/2030	EUR	7,753	(181)	(180)
HUB International Ltd (7)	SF +	2.25%	6.58%	6/20/2030	8,046		8,046	8,067
International Construction Products, LLC (4)(5)(7)		15.25% PIK	15.25%	9/5/2034	1,241		1,241	1,241
Kowalski Trust (4)(5)(7)		16.00% PIK	16.00%	5/31/2034	19,427		19,136	19,427
Trucordia Insurance Services LLC (7)	SF +	3.25%	7.41%	6/17/2032	3,457		3,449	3,470
							45,812	46,231	4.21%
Pharmaceuticals and Biotechnology
Amneal Pharmaceuticals LLC (5)(8)	SF +	3.50%	7.66%	8/1/2032	1,040		1,037	1,041
Azurity Pharmaceuticals Inc (4)(10)	SF +	7.00%	11.24%	3/14/2030	45,786		44,971	45,031
Azurity Pharmaceuticals Inc (4)(6)(10)	SF +	7.00%	11.01%	3/14/2030	4,037		3,293	3,298
Creek Parent, Inc. (4)(9)	SF +	5.00%	9.14%	12/18/2031	13,394		13,200	13,317
Creek Parent, Inc. (4)(6)(9)				12/18/2031	2,754		(40)	(16)
Creek Parent, Inc. (4)(9)(21)	SF +	6.08%	10.22%	12/18/2031	1,213		1,195	1,206
Endo Finance Holdings Inc (8)	SF +	4.00%	8.16%	4/23/2031	3,960		3,968	3,973
RBP Global Holdings Ltd (4)(5)(9)	SF +	5.25%	9.50%	11/4/2030	16,682		16,151	16,244
RBP Global Holdings Ltd (4)(5)(6)(9)				11/4/2030	3,878		(123)	(102)
Syneos Health Inc (7)	SF +	4.00%	8.00%	9/27/2030	4,925		4,933	4,931
WCG Intermediate Corp (10)	SF +	3.00%	7.16%	2/25/2032	3,051		3,030	3,034
							91,615	91,957	8.38%
Retailers
Belron Finance 2019 LLC (8)	SF +	2.50%	6.74%	10/16/2031	151		148	152
Constellation Automotive Limited (4)(5)(7)	E +	6.25%	8.59%	4/3/2031	EUR	4,527	4,923	5,275
Constellation Automotive Limited (4)(5)(7)	SN +	6.25%	10.24%	4/3/2031	GBP	10,951	14,131	14,614
Great Outdoors Group, LLC (9)	SF +	3.25%	7.41%	1/23/2032	2,028		2,019	2,030
Johnstone Supply LLC (7)	SF +	2.50%	6.64%	6/9/2031	13,500		13,493	13,492
Knitwell Borrower LLC (4)(10)	SF +	7.75%	12.21%	7/28/2027	1,980		1,952	1,959
Knitwell Borrower LLC (4)(10)	SF +	7.75%	12.21%	7/28/2027	13,778		13,504	13,632
PetSmart LLC (7)	SF +	4.00%	8.14%	8/18/2032	8,369		8,286	8,254
Staples, Inc. (8)	SF +	5.75%	10.05%	9/4/2029	12,314		11,880	11,709
White Cap Buyer, LLC (7)	SF +	3.25%	7.42%	10/19/2029	2,136		2,127	2,139
							72,463	73,256	6.67%
Software and Computer Services

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Alegeus Technologies Holdings Corp (4)(10)	SF +	6.75%	11.06%	11/5/2029	34,606		33,897	34,104
Boreal Bidco (4)(5)(7)	E +	7.25% (incl. 5.75% PIK)	9.25%	3/26/2032	EUR	14,003	14,794	16,142
Central Parent LLC (7)	SF +	3.25%	7.25%	7/6/2029	1,608		1,601	1,395
CF Newco Inc (4)(11)	SF +	6.25%	10.32%	12/10/2029	31,769		31,503	32,086
CF Newco Inc (4)(6)(11)	SF +	6.25%	10.32%	12/10/2029	2,500		1,729	1,750
Cotiviti Inc (7)	SF +	2.75%	7.03%	5/1/2031	4,925		4,956	4,847
Delta Topco, Inc. (7)	SF +	2.75%	7.02%	11/30/2029	5,204		5,228	5,154
DigiCert Inc (4)(9)	SF +	5.75%	9.91%	7/30/2030	2,000		1,971	1,980
DigiCert Inc (4)(9)(21)	SF +	6.40%	10.56%	7/30/2030	43,679		43,047	43,045
DigiCert Inc (4)(6)(9)				7/30/2030	4,746		(69)	(47)
Einstein Parent Inc (4)(9)	SF +	6.50%	10.83%	1/22/2031	26,128		25,666	25,767
Einstein Parent Inc (4)(6)(9)				1/22/2031	2,707		(48)	(37)
Espresso Bidco Inc. (4)(9)	SF +	5.75% (incl. 3.13% PIK)	9.75%	3/25/2032	13,153		12,969	13,012
Espresso Bidco Inc. (4)(6)(9)				3/25/2032	3,583		(52)	(38)
Espresso Bidco Inc. (4)(6)(9)				3/25/2032	1,593		(23)	(17)
Finastra USA, Inc. (10)	SF +	7.25%	11.29%	9/13/2029	4,643		4,582	4,674
ION Platform Finance US Inc (7)(19)	SF +	3.75%	7.88%	9/30/2032	10,000		9,900	9,938
Kaseya Inc (7)	SF +	3.25%	7.41%	3/20/2032	5,762		5,731	5,777
McAfee Corp (8)	SF +	3.00%	7.22%	3/1/2029	512		479	490
Mediaocean LLC (8)	SF +	3.50%	7.76%	12/15/2028	1,693		1,692	1,698
Mitchell International Inc (8)	SF +	3.25%	7.41%	6/17/2031	4,950		4,929	4,951
Project Alpha Intermediate Holding, Inc. (8)	SF +	3.25%	7.25%	10/26/2030	6,986		6,918	7,014
Project Ruby Ultimate Parent Corp (7)	SF +	2.75%	7.03%	3/10/2028	6,253		6,246	6,264
Proofpoint, Inc. (8)	SF +	3.00%	7.16%	8/31/2028	1,989		1,973	1,999
Proofpoint, Inc. (8)(19)	SF +	3.00%	7.16%	8/31/2028	500		498	503
Rocket Software Inc (8)	SF +	3.75%	7.91%	11/28/2028	2,022		1,980	2,028
Stack Sports Buyer, LLC (4)(9)	SF +	5.25%	9.25%	3/31/2031	18,318		18,067	18,095
Stack Sports Buyer, LLC (4)(6)(9)				3/31/2031	4,071		(58)	(50)
Stack Sports Buyer, LLC (4)(6)(9)				3/31/2031	2,994		(41)	(36)
Storable Inc (7)	SF +	3.25%	7.41%	4/16/2031	1,872		1,867	1,880
Tango Bidco SAS (4)(5)(6)(7)				10/17/2031	EUR	348	(5)	—
Tango Bidco SAS (4)(5)(6)(7)	E +	5.25%	7.28%	10/17/2031	EUR	1,844	1,300	1,495
Tango Bidco SAS (4)(5)(7)	E +	5.25%	7.28%	10/17/2031	EUR	4,646	4,966	5,455
Technology Growth Capital Pty Ltd (4)(5)(10)	SF +	6.50%	10.79%	7/2/2030	3,544		3,467	3,535
Tricentis Operations Holdings Inc (4)(9)	SF +	6.25% (incl. 4.88% PIK)	10.48%	2/11/2032	19,207		19,037	19,064
Tricentis Operations Holdings Inc (4)(6)(9)				2/11/2032	3,748		(36)	(28)
Tricentis Operations Holdings Inc (4)(6)(9)				2/11/2032	2,713		(25)	(20)
UKG Inc (7)	SF +	2.50%	6.81%	2/10/2031	5,222		5,212	5,223
							275,848	279,092	25.43%
Technology Hardware and Equipment
CC WDW Borrower, Inc. (4)(10)	SF +	6.75%	11.21%	1/27/2028	3,165		2,969	3,137
							2,969	3,137	0.29%
Telecommunications Equipment
Guardian US Holdco LLC (8)	SF +	3.50%	7.50%	1/31/2030	1,975		1,969	1,978
IPC Corp. (4)(10)(21)	SF +	6.77% (incl. 1.04% PIK)	11.05%	10/1/2027	6,718		6,569	6,315
Ribbon Communications Operating Company, Inc (4)(5)(10)	SF +	6.25%	10.41%	6/21/2029	7,379		7,270	7,450
Ribbon Communications Operating Company, Inc (4)(5)(6)(10)				6/21/2029	849		(13)	—
							15,795	15,743	1.43%

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Telecommunications Service Providers
CCI Buyer, Inc. (4)(6)(9)				5/13/2032	144		(1)	(1)
CCI Buyer, Inc. (4)(9)	SF +	5.00%	9.00%	5/13/2032	1,873		1,856	1,858
Grain Connect Limited (4)(5)(15)(19)	SN +	8.50% (incl. 6.00% PIK)	12.47%	8/8/2030	GBP	2,179	2,832	2,830
Grain Connect Limited (4)(5)(6)(15)(19)	SN +	8.50% (incl. 6.00% PIK)	12.47%	8/8/2030	GBP	5,552	(201)	(202)
Grain Connect Limited (4)(5)(6)(7)(19)	SN +	8.50% (incl. 6.00% PIK)	12.47%	8/3/2030	GBP	570	27	1
Grain Connect Limited (4)(5)(6)(7)(19)				8/3/2030	GBP	1,074	—	(49)
							4,513	4,437	0.40%
Travel and Leisure
Azzurri Bidco Ltd (4)(5)(12)	SN +	7.75%	11.72%	3/30/2030	GBP	32,703	41,546	41,545
Azzurri Bidco Ltd (4)(5)(6)(12)	SN +	7.75%	11.72%	3/30/2030	GBP	3,270	1,957	1,956
Equinox Holdings, Inc. (4)(10)	SF +	8.25% (incl. 4.13% PIK)	12.25%	3/8/2029	10,363		10,197	10,405
Fertitta Entertainment LLC (8)	SF +	3.25%	7.41%	1/27/2029	4,936		4,955	4,935
Flynn Restaurant Group LP (7)	SF +	3.75%	7.91%	1/28/2032	3,879		3,861	3,890
HB AcquisitionCo Pty Ltd (4)(5)(8)	B +	6.50%	10.24%	8/7/2029	AUD	3,789	2,506	2,466
HB AcquisitionCo Pty Ltd (4)(5)(6)(8)	B +	6.50%	10.12%	8/7/2029	AUD	421	160	163
Lakeland Tours LLC (4)(9)	SF +	7.75%	12.19%	3/31/2028	2,803		2,724	2,693
Lakeland Tours LLC (4)(9)	SF +	7.75%	11.90%	4/1/2027	1,126		1,106	1,091
Lakeland Tours LLC (4)(9)	SF +	7.75%	12.19%	3/31/2028	3,600		3,498	3,458
LC Ahab US Bidco LLC (7)	SF +	3.00%	7.16%	5/1/2031	2,809		2,750	2,812
Saga Mid Co Limited (4)(5)(10)	SN +	6.75%	10.73%	2/27/2031	GBP	28,019	34,515	37,740
Saga Mid Co Limited (4)(5)(6)(10)				2/27/2031	GBP	8,364	(250)	22
Saga Mid Co Limited (4)(5)(6)(10)				2/27/2031	GBP	1,388	(41)	4
The One Group, LLC (4)(10)	SF +	6.50%	10.81%	5/1/2029	6,679		6,536	6,594
The One Group, LLC (4)(6)(7)	SF +	6.00%	10.16%	10/31/2028	887		104	101
Travel Leaders Group, LLC (4)(12)	SF +	7.50% (incl. 3.50% PIK)	11.76%	3/27/2028	3,723		3,767	3,725
Voyager Parent LLC (7)	SF +	4.75%	8.75%	7/1/2032	3,952		3,838	3,965
							123,729	127,565	11.62%
Total First Lien Debt							$1,670,889	$1,681,448	153.19%

Second Lien Debt
Non-Life Insurance
International Construction Products, LLC (4)(5)(7)		15.25% PIK	15.25%	9/5/2034		$3,303	$3,303	$3,303
							3,303	3,303	0.30%
Travel and Leisure
Equinox Holdings, Inc. (4)(7)		16.00% PIK	16.00%	6/30/2027	1,598		1,579	1,592
							1,579	1,592	0.15%
Total Second Lien Debt							$4,882	$4,895	0.45%

Other Secured Debt
Asset Based Lending and Fund Finance
TPG VIII Merlin New Holdings I, L.P. (4)(5)(10)	SF +	6.50%	10.79%	3/15/2027		$11,390	$11,280	$11,324
							11,280	11,324	1.03%
Electricity
IDF 9 Financeco, LLC (4)(6)(15)	SF +	8.50%	12.50%	3/28/2031	2,518		2,299	2,306
							2,299	2,306	0.21%
Finance and Credit Services
Freedom Funding Center LLC (4)(7)		12.00%	12.00%	9/30/2032	27,876		27,876	27,876

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
							27,876	27,876	2.54%
Gas, Water and Multi-utilities
Flatiron Energy Holdco LLC (4)(13)	SF +	7.38% PIK	11.38%	10/1/2029		5,399	5,303	5,306
Flatiron Energy Holdco LLC (4)(6)(13)	SF +	7.38% PIK	11.38%	10/1/2029		3,905	3,761	3,769
Flatiron Energy Holdco LLC (4)(6)(13)				10/1/2029		41,156	(707)	(707)
							8,357	8,368	0.76%
Investment Banking and Brokerage Services
Stanford Midco Limited (4)(5)(7)	SN +	10.00% PIK	13.99%	8/5/2026	GBP	1,880	2,457	2,484
							2,457	2,484	0.23%
Media
Chord Searchlight, L.P (4)(5)(6)(10)	SF +	6.25% (incl. 4.34% PIK)	10.48%	7/16/2030		22,145	13,558	13,562
							13,558	13,562	1.24%
Real Estate Investment and Services
Link Apartments Opportunity Zone REIT, LLC (4)(15)	SF +	7.50%	11.50%	12/27/2029		1,819	1,788	1,800
Link Apartments Opportunity Zone REIT, LLC (4)(6)(15)	SF +	7.50%	11.50%	12/27/2029		1,039	710	717
							2,498	2,517	0.23%
Total Other Secured Debt							$68,325	$68,437	6.24%

Unsecured Debt
Medical Equipment and Services
Corza Medical Srl (4)(5)(7)		14.00% PIK	14.00%	2/13/2030		$18,709	$18,491	$19,270
							18,491	19,270	1.76%
Investment Banking and Brokerage Services
Constellation Wealth Capital Fund-A-Blocker (Lido), LLC (4)				2/1/2038		46	46	46
							46	46	—%
Total Unsecured Debt							$18,537	$19,316	1.76%

Structured Finance
Structured Finance Investments
Alp CFO 2025, L.P. (4)(5)(7) - Class A		7.09%	7.09%	7/15/2037		$1,000	$1,000	$1,000
Alp CFO 2025, L.P. (4)(5)(7) - Class B		9.44%	9.44%	7/15/2037		2,500	2,500	2,500
Alp CFO 2025, L.P. (4)(5)(7) - Class C		12.24%	12.24%	7/15/2037		4,000	4,000	4,000
Alp CFO 2025, L.P. (4)(5)(19) - Subordinated Note				7/15/2037		4,000	4,000	4,000
Ares Secondaries Pbn Finance Co IV LLC (4)(5)(6)(7) - Class A	SF +	2.90%	7.19%	4/14/2039		1,000	10	10
Ares Secondaries Pbn Finance Co IV LLC (4)(5)(6)(7) - Class C	SF +	8.50%	12.79%	4/14/2039		7,000	73	73
Coller Private Equity Backed Notes & Loans II-A LP (4)(5)(6)(7) - Class A	SF +	2.95%	7.27%	4/30/2037		1,000	300	300
Coller Private Equity Backed Notes & Loans II-A LP (4)(5)(6)(7) - Class B	SF +	5.20%	9.52%	4/30/2037		1,000	300	300
PBN II-A Equity Holdings L.P. (4)(5)(6)(19) - Limited Partnership Interest						10,000	3,390	3,339
							15,573	15,522	1.41%
Total Structured Finance Investments							$15,573	$15,522	1.41%

Preferred Equity
Beverages
CC Investor Aggregator, L.P. (4)(20) - Class A Units						40,582	$40,582	$42,516
							40,582	42,516	3.87%
Consumer Services

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
LC8 Cirrostratus L.P. (4)(5)(10)(20) - Class A Units	SF +	7.00% PIK	10.99%	2/8/2029	1,667	1,643	1,653
						1,643	1,653	0.15%
Electricity
IDF 9 Financeco, LLC (4)(6)(19)(20) - Series B Units					1,055,303	966	1,041
						966	1,041	0.09%
Investment Banking and Brokerage Services
CB Lido Offshore Blocker X, LLC (4)(20) - Class Z Units					2,947,104	2,947	2,979
Constellation Wealth Capital Fund-A-Blocker (Lido), LLC (4)(20) - Class Z Units					21,755	75	76
LAL Group Holdings, LLC (4)(19)(20) - Class Z Units					21,932,329	21,932	22,167
						24,954	25,222	2.30%
Personal Goods
Kendra Scott Design Inc (4)(20) - Preferred Stock					2,316,836	24,270	31,338
						24,270	31,338	2.85%
Telecommunications Service Providers
CCI Topco, Inc. (4)(20) - Preferred Stock					500	49,005	52,605
						49,005	52,605	4.79%
Travel and Leisure
The ONE Group Hospitality, Inc. (4)(20) - Preferred Stock					1,000	877	1,102
						877	1,102	0.10%
Total Preferred Equity						$142,297	$155,477	14.15%

Other Equity Investments
Electricity
IDF 8 Topco, LLC (4)(19)(20) - Series B-1 Units					230,248	$230	$—
IDF 8 Topco, LLC (4)(19)(20) - Series B-2 Units					230,248	230	—
						460	—	—%
Media
AMR GP Holdings Ltd (4)(5)(20) - Ordinary Shares					1,675	10,047	12,454
						10,047	12,454	1.13%
Personal Care, Drug and Grocery Stores
AP Himalaya Co-Invest, L.P. (4)(20) - LP Interest					20,006	20,087	21,223
						20,087	21,223	1.93%
Pharmaceuticals and Biotechnology
Creek Feeder, L.P. (4)(20) - LP Interest					10,000	10,000	10,000
						10,000	10,000	0.91%
Travel and Leisure
The ONE Group Hospitality, Inc. (20) - A-2 Warrants					11,911	61	35
The ONE Group Hospitality, Inc. (4)(20) - B-2 Warrants					6,667	12	2
						73	37	—%
Total Other Equity Investments						$40,667	$43,714	3.97%
Total Investments - Non-Controlled/Non-Affiliated						$1,961,170	$1,988,809	181.18%

Non-Controlled/Affiliated Investments
First Lien Debt
Household Goods and Home Construction
Lasko Operation Holdings, LLC (4)(10)(17)(18)	SF +	6.50%		6/4/2030	$1,768	$1,750	$1,768
						1,750	1,768	0.16%
Software and Computer Services
New Era Technology Inc (4)(10)(17)(18)	SF +	6.25% PIK		6/30/2030	4,314	4,314	4,314
						4,314	4,314	0.39%
Total First Lien Debt						$6,064	$6,082	0.55%

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)	Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets

Preferred Equity
Software and Computer Services
NE SPV Holdco, LLC (4)(18)(20) - Preferred Units				4,139	$3,018	$3,018
					3,018	3,018	0.27%
Total Preferred Equity					$3,018	$3,018	0.27%

Other Equity Investments
Household Goods and Home Construction
Lasko Operation Holdings, LLC (4)(18)(20) - Common Shares				891	$287	$287
					287	287	0.03%
Software and Computer Services
NE SPV Holdco, LLC (4)(18)(20) - Common Units				4,139	—	—
					—	—	—%
Total Other Equity Investments					$287	$287	0.03%
Total Investments - Non-Controlled/Affiliated					$9,369	$9,387	0.85%
Total Investment Portfolio					$1,970,539	$1,998,196	182.04%

Cash and Cash Equivalents
Dreyfus Government Cash Management (5)		4.06%		$12,593	$12,593	$12,593
Dreyfus Treasury Obligations Cash Management (5)		4.02%		340	340	340
Goldman Sachs Financial Square Government Fund (5)		4.04%		215	215	215
Cash					14,113	14,113
Total Cash and Cash Equivalents					$27,261	$27,261	2.48%
Total Investment Portfolio, Cash and Cash Equivalents					$1,997,800	$2,025,457	184.52%
(1) Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in U.S. dollars. As of September 30, 2025, the Company had investments denominated in Canadian Dollars (CAD), Euros (EUR), British Pounds (GBP), Japanese Yen (JPY), and Australian Dollars (AUD). All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments and the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral under its credit facility unless otherwise indicated.
(2) The majority of the investments bear interest at a rate that may be determined by reference to the Sterling Overnight Index Average ("SONIA" or "SN"), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate ("SOFR" or "SF"), Canadian Overnight Repo Rate Average ("CORRA" or "C"), Tokyo Overnight Average Rate (“TONA” or “TN”), or Bank Bill Swap Bid Rate ("BBSY" or "B") which reset daily, monthly, quarterly, semiannually or annually. For each such investment, the Company has provided the spread over SONIA, Euribor, SOFR, CORRA, TONA, or BBSY and the current contractual interest rate in effect at September 30, 2025. Certain investments are subject to a SOFR interest rate floor, or rate cap. Certain investments contain a payment-in-kind (“PIK”) provision. SOFR-based contracts may include a credit spread adjustment, which is included within the stated all-in interest rate, if applicable, that is charged in addition to the base rate and the stated spread.
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
(5) The investment is not a qualifying asset, in whole or in part, under Section 55(a) of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2025, non-qualifying assets represented 22.3% of total assets as calculated in accordance with regulatory requirements.
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

Investments-non-controlled/non-affiliated	Commitment Type	Unfunded Commitment	Fair Value
Alchemy US Holdco 1 LLC	1st Lien Senior Secured Delayed Draw Loan	$1,051	$(46)
American Academy Holdings, LLC	1st Lien Senior Secured Revolving Loan	160	(2)
Ares Secondaries Pbn Finance Co IV LLC	Structured Finance Obligations - Debt Instruments	990	—

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments-non-controlled/non-affiliated	Commitment Type	Unfunded Commitment	Fair Value
Ares Secondaries Pbn Finance Co IV LLC	Structured Finance Obligations - Debt Instruments	6,926	—
AVSC Holding Corp.	1st Lien Senior Secured Revolving Loan	962	(12)
Axiom Buyer, LLC	1st Lien Senior Secured Delayed Draw Loan	1,905	(26)
Axiom Buyer, LLC	1st Lien Senior Secured Revolving Loan	1,070	(14)
Azurity Pharmaceuticals Inc	1st Lien Senior Secured Revolving Loan	673	(11)
Azzurri Bidco Ltd	1st Lien Senior Secured Delayed Draw Loan	2,198	(121)
Blazing Star Shields Direct Parent, LLC	1st Lien Senior Secured Revolving Loan	1,918	(38)
Carbon Topco, Inc.	1st Lien Senior Secured Revolving Loan	1,332	(13)
CCI Buyer, Inc.	1st Lien Senior Secured Revolving Loan	144	(1)
CF Newco Inc	1st Lien Senior Secured Revolving Loan	750	—
Chord Searchlight, L.P	Other Secured Debt Delayed Draw Loan	8,265	(119)
Citrin Cooperman Advisors LLC	1st Lien Senior Secured Delayed Draw Loan	179	(1)
Coller Private Equity Backed Notes & Loans II-A LP	Structured Finance Obligations - Debt Instruments	700	—
Coller Private Equity Backed Notes & Loans II-A LP	Structured Finance Obligations - Debt Instruments	700	—
Creek Parent, Inc.	1st Lien Senior Secured Revolving Loan	2,754	(16)
Currahee Borrower Sub LLC	1st Lien Senior Secured Delayed Draw Loan	67	—
Diagnostic Services Holdings, Inc.	1st Lien Senior Secured Revolving Loan	155	(1)
DigiCert Inc	1st Lien Senior Secured Revolving Loan	4,746	(47)
Einstein Parent Inc	1st Lien Senior Secured Revolving Loan	2,707	(37)
Espresso Bidco Inc.	1st Lien Senior Secured Delayed Draw Loan	3,583	(38)
Espresso Bidco Inc.	1st Lien Senior Secured Revolving Loan	1,593	(17)
FC Compassus LLC	1st Lien Senior Secured Delayed Draw Loan	158	(1)
FC Compassus LLC	1st Lien Senior Secured Delayed Draw Loan	1,332	(7)
FC Compassus LLC	1st Lien Senior Secured Revolving Loan	2,716	(13)
Flatiron Energy Holdco LLC	Other Secured Delayed Draw Loan	69	(1)
Flatiron Energy Holdco LLC	Other Secured Delayed Draw Loan	41,156	(707)
Global Gruppe GmbH	1st Lien Senior Secured Delayed Draw Loan	9,098	(180)
Grain Connect Limited	1st Lien Senior Secured Delayed Draw Loan	7,413	(252)
Grain Connect Limited	1st Lien Senior Secured Delayed Draw Loan	739	(25)
Grain Connect Limited	1st Lien Senior Secured Delayed Draw Loan	1,444	(49)
HB AcquisitionCo Pty Ltd	1st Lien Senior Secured Delayed Draw Loan	111	(2)
IDF 8 Borrower, LLC	1st Lien Senior Secured Delayed Draw Loan	270	(14)
IDF 8 Borrower, LLC	1st Lien Senior Secured Delayed Draw Loan	180	(16)
IDF 9 Financeco, LLC	Preferred Equity	79	(1)
IDF 9 Financeco, LLC	Other Secured Debt Delayed Draw Loan	196	(1)
Indigo Purchaser, Inc.	1st Lien Senior Secured Delayed Draw Loan	2,679	27
Indigo Purchaser, Inc.	1st Lien Senior Secured Revolving Loan	1,942	—
Kabafusion Parent LLC	1st Lien Senior Secured Revolving Loan	1,300	—
Link Apartments Opportunity Zone REIT, LLC	Other Secured Debt Delayed Draw Loan	312	(3)
Madonna Bidco Ltd	1st Lien Senior Secured Delayed Draw Loan	1,479	15
Matrix Renewables (Devco) USA LLC	1st Lien Senior Secured Delayed Draw Loan	2,500	(8)
Montagu Lux Finco Sarl	1st Lien Senior Secured Delayed Draw Loan	7,233	(92)
NRD Construction, LLC	1st Lien Senior Secured Delayed Draw Loan	1,510	(23)
NTH Degree Purchaser Inc	1st Lien Senior Secured Delayed Draw Loan	3,422	(31)
NTH Degree Purchaser Inc	1st Lien Senior Secured Revolving Loan	1,792	(16)
Orthrus Ltd	1st Lien Senior Secured Delayed Draw Loan	1,068	(10)
Patriot Acquisition Topco Sarl	1st Lien Senior Secured Revolving Loan	72	—
PBN II-A Equity Holdings L.P.	Structured Finance Obligations - Limited Partnership Interest	6,661	—
PF Finco PTY LTD	1st Lien Senior Secured Delayed Draw Loan	944	(13)
Powerhouse Intermediate, LLC	1st Lien Senior Secured Revolving Loan	115	(1)
Raven Acquisition Holdings LLC	1st Lien Senior Secured Delayed Draw Loan	222	—
RBP Global Holdings Ltd	1st Lien Senior Secured Revolving Loan	3,878	(102)

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments-non-controlled/non-affiliated	Commitment Type	Unfunded Commitment	Fair Value
Retail Services WIS Corporation	1st Lien Senior Secured Delayed Draw Loan	5,186	(102)
RH Buyer Inc	1st Lien Senior Secured Revolving Loan	2,144	(61)
Ribbon Communications Operating Company, Inc	1st Lien Senior Secured Revolving Loan	849	—
Saga Mid Co Limited	1st Lien Senior Secured Delayed Draw Loan	1,866	4
Saga Mid Co Limited	1st Lien Senior Secured Delayed Draw Loan	11,244	22
Solis Mammography Buyer, Inc.	1st Lien Senior Secured Delayed Draw Loan	2,799	(36)
Solis Mammography Buyer, Inc.	1st Lien Senior Secured Revolving Loan	3,387	(39)
Spruce Bidco II Inc	1st Lien Senior Secured Revolving Loan	4,493	(54)
Stack Sports Buyer, LLC	1st Lien Senior Secured Delayed Draw Loan	4,071	(50)
Stack Sports Buyer, LLC	1st Lien Senior Secured Revolving Loan	2,994	(36)
Sunraycer HPS Borrower LLC	1st Lien Senior Secured Delayed Draw Loan	1,256	(14)
SW Ingredients Holdings, LLC	1st Lien Senior Secured Delayed Draw Loan	2,434	(30)
SW Ingredients Holdings, LLC	1st Lien Senior Secured Revolving Loan	1,692	(21)
Tango Bidco SAS	1st Lien Senior Secured Delayed Draw Loan	670	—
Tango Bidco SAS	1st Lien Senior Secured Delayed Draw Loan	408	—
Team, Inc.	1st Lien Senior Secured Delayed Draw Loan	3,740	(52)
Tex-Tech Industries, Inc.	1st Lien Senior Secured Delayed Draw Loan	1,407	(7)
Tex-Tech Industries, Inc.	1st Lien Senior Secured Revolving Loan	1,791	(9)
The One Group, LLC	1st Lien Senior Secured Revolving Loan	765	(18)
Tikehau Motion Midco SARL	1st Lien Senior Secured Delayed Draw Loan	8,960	(176)
Tricentis Operations Holdings Inc	1st Lien Senior Secured Delayed Draw Loan	3,748	(28)
Tricentis Operations Holdings Inc	1st Lien Senior Secured Revolving Loan	2,713	(20)
Valence Surface Technologies LLC	1st Lien Senior Secured Delayed Draw Loan	6,466	(126)
Valence Surface Technologies LLC	1st Lien Senior Secured Revolving Loan	3,280	(64)
YA Intermediate Holdings II LLC	1st Lien Senior Secured Delayed Draw Loan	1,967	20
YA Intermediate Holdings II LLC	1st Lien Senior Secured Revolving Loan	984	—
Total		$228,932	$(2,983)
(7) There are no interest rate floors on these investments.
(8) The interest rate floor on these investments as of September 30, 2025 was 0.50%.
(9) The interest rate floor on these investments as of September 30, 2025 was 0.75%.
(10) The interest rate floor on these investments as of September 30, 2025 was 1.00%.
(11) The interest rate floor on these investments as of September 30, 2025 was 1.50%.
(12) The interest rate floor on these investments as of September 30, 2025 was 2.00%.
(13) The interest rate floor on these investments as of September 30, 2025 was 2.50%
(14) The interest rate floor on these investments as of September 30, 2025 was 2.75%
(15) The interest rate floor on these investments as of September 30, 2025 was 3.00%
(16) The interest rate floor on these investments as of September 30, 2025 was 3.25%
(17) Loan was on non-accrual status as of September 30, 2025.
(18) Under the 1940 Act, the Company is deemed to “control” a portfolio company if the Company owns more than 25% of its outstanding voting securities and/or holds the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company is deemed an “affiliated person” of a portfolio company if the Company owns between 5% and 25% or if the Company and/or its affiliates owns 25% or more, inclusive of the portfolio company’s outstanding voting securities. For purposes of determining the “control” classification of its investment portfolio, the Company has excluded consideration of any voting securities or board appointment rights held by third-party investment funds advised by the Adviser and/or its affiliates. As of September 30, 2025, the Company’s non-controlled/affiliated investments were as follows:

	Fair Value as of December 31, 2024	Gross Additions(a)	Gross Reductions(b)	Change in Unrealized Gains (Loss)	Net Realized Gain (Loss)	Fair Value as of September 30, 2025	Dividend and Interest Income
Non-Controlled/Affiliated Investments
Lasko Operation Holdings, LLC	$—	$2,068	$(31)	$18	$—	$2,055	$—
New Era Technology Inc	—	4,314	—	—	—	4,314	—
NE SPV Holdco, LLC	—	3,018	—	—	—	3,018	—
Total Non-Controlled/Affiliated Investments	$—	$9,400	$(31)	$18	$—	$9,387	$—

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)
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
(20) Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted security” under the Securities Act. As of September 30, 2025, the aggregate fair value of these securities is $202,496, or 18.45% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
CC Investor Aggregator, L.P.	Class A Units	May 19, 2025
LC8 Cirrostratus L.P.	Class A Units	August 8, 2024
IDF 9 Financeco, LLC	Series B Units	March 28, 2025
CB Lido Offshore Blocker X, LLC	Class Z Units	August 5, 2025
Constellation Wealth Capital Fund-A-Blocker (Lido), LLC	Class Z Units	August 5, 2025
LAL Group Holdings, LLC	Class Z Units	August 5, 2025
Kendra Scott Design, Inc.	Senior Preferred Stock	September 12, 2024
CCI Topco, Inc.	Series B Preferred Stock	May 13, 2025
The ONE Group Hospitality, Inc.	Series A Preferred Stock	May 1, 2024
IDF 8 Topco, LLC	Series B-1 Units	November 18, 2024
IDF 8 Topco, LLC	Series B-2 Units	November 18, 2024
AMR GP Holdings Ltd	Ordinary Shares	July 9, 2024
AP Himalaya Co-Invest, L.P.	LP Interest	September 18, 2024
Creek Feeder, L.P.	LP Interest	December 16, 2024
The ONE Group Hospitality, Inc.	A-2 Warrants	May 1, 2024
The ONE Group Hospitality, Inc.	B-2 Warrants	May 1, 2024
NE SPV Holdco, LLC	Preferred Units	August 21, 2025
Lasko Operation Holdings, LLC	Common Shares	June 4, 2025
NE SPV Holdco, LLC	Common Units	August 21, 2025
(21) Reflects a "last out" tranche of the portfolio company's senior term debt. In exchange for the greater risk of loss, the “last-out” portion of the Company's senior loan investment generally earns a higher interest rate than the “first-out” portion. The “first-out” portion would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last-out” portion.

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

ADDITIONAL INFORMATION
Foreign currency forward contracts:

Currency Purchased	Notional Purchased	Currency Sold	Notional Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
U.S. Dollars	36,302	British Pound	28,733	SMBC Capital Markets, Inc.	December 23, 2026	$(2,206)
U.S. Dollars	2,703	Australian Dollars	4,106	SMBC Capital Markets, Inc.	December 23, 2025	(15)
U.S. Dollars	2,619	Canadian Dollars	3,599	SMBC Capital Markets, Inc.	December 23, 2025	24
U.S. Dollars	31,267	British Pound	23,105	SMBC Capital Markets, Inc.	December 23, 2025	205
U.S. Dollars	75,262	Euro	63,822	SMBC Capital Markets, Inc.	December 23, 2025	13
U.S. Dollars	2,631	Japanese Yen	385,409	SMBC Capital Markets, Inc.	December 23, 2025	4
U.S. Dollars	62,041	British Pound	45,910	Morgan Stanley	December 23, 2025	319
U.S. Dollars	2,771	Euro	2,349	Morgan Stanley	December 23, 2025	2
U.S. Dollars	677	Australian Dollars	1,037	Morgan Stanley	December 23, 2025	(10)
Total						$(1,664)
Interest rate swaps:

Counterparty	Hedged Instrument	Company Receives	Company Pays(1)(2)	Maturity Date	Notional Amount	Fair Market Value	Upfront Payments / Receipts	Change in Unrealized Gains / (Losses)(3)
Morgan Stanley	August 2028 Notes	5.86%	SOFR + 2.27%	8/13/2028	150,000	$499	$—	$499
Morgan Stanley	August 2030 Notes	6.20%	SOFR + 2.58%	8/13/2030	200,000	1,127	—	1,127
Total Interest Rate Swaps						$1,626	$—	$1,626
(1)Interest payments on the Company’s interest rate swaps are made semi-annually.
(2)The interest rate on the interest rate swaps are subject to 3 month SOFR, which as of September 30, 2025 was 3.98%.
(3)For interest rate swaps designated in qualifying hedge relationships, the change in fair value is recorded in Interest expense in the Consolidated Statements of Operations.

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

HPS Corporate Capital Solutions Fund
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
Note 1. Organization

HPS Corporate Capital Solutions Fund (the “Company”) is a Delaware statutory trust formed on August 10, 2023 and commenced operations on April 8, 2024. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In addition, the Company has elected to be treated for federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with its tax year ended December 31, 2024, and intends to operate in a manner so as to continue to qualify as a RIC in each taxable year thereafter. The Company is managed by HPS Advisors, LLC (the “Adviser”), a wholly-owned subsidiary of HPS Investment Partners, LLC (“HPS” or the “Administrator”).

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
The Company’s investment strategy also includes a smaller allocation to more liquid credit investments such as non-investment grade broadly syndicated loans, leveraged loans, secured and unsecured corporate bonds, and securitized credit. This allocation may also include senior secured loans, senior secured bonds, high yield bonds and structured credit instruments. The Company intends to use these investments to maintain liquidity for the Company’s share repurchase program and to manage cash before investing subscriptions into directly originated, privately negotiated loans, while seeking attractive risk-adjusted investment returns. The Company also may invest in publicly traded debt securities of larger corporate issuers on an opportunistic basis when market conditions create compelling potential return opportunities, subject to compliance with BDC requirements to invest at least 70% of assets in “eligible portfolio companies.”

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

At the Initial Closing, the Company issued unregistered Common Shares in the Company, par value $0.01, to certain accredited investors in the Initial Closing of its Private Offering. The terms of the Private Offering required the Company to deposit all subscription proceeds in an escrow account with the Bank of New York Mellon, as escrow agent, until (i) the Company received subscriptions of at least $200.0 million; and (ii) the Company’s Board of Trustees (the “Board”) authorized the release of funds in the escrow account. On April 8, 2024, the Company’s Board authorized the release from escrow of the subscription proceeds of approximately $220.7 million and the Company issued and sold 8,827,880 Common Shares to such accredited investors. The offer and sale of the Common Shares was exempt from the registration provisions of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act, Regulation D thereunder, and/or Regulation S thereunder.

As of July 1, 2025, in reliance upon exemptive relief issued to the Company by the Securities and Exchange Commission (the “SEC”), all of the Company’s outstanding Common Shares were converted into three separate classes (the “Share Class Conversion”); Class I common shares (“Class I Common Shares”), Class D common shares (“Class D Common Shares”) and Class S common shares (“Class S Common Shares”). All outstanding Common Shares immediately prior to the Share Class Conversion were subject to the same shareholder servicing and/or distribution fee as that applicable to the Class D Common Shares. Accordingly, for all periods prior to July 1, 2025, all share class activity for the existing common shares are presented under Class D Common Shares. As of July 1, 2025 there were 7,953,606 Class I Common Shares, 30,401,941 Class D Common Shares and 515 of Class S Common Shares outstanding, respectively.

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

The Company consolidated the results of its wholly-owned subsidiaries HCAP Holdings, LLC, HCAP IDF Holdings, LLC, HCAP Lux Sarl, HCAP ALP Holdings, LLC, HCAP HWD Holdings, LLC, HCAP QS Lux Sarl and HCAP CLR Holdings, LLC. All intercompany transactions have been eliminated in consolidation.

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

Additionally, the Company uses interest rate swaps to mitigate interest rate risk associated with the Company's fixed rate liabilities. The fair value of the interest rate swaps is included as derivative assets at fair value or derivative liabilities at fair value, as applicable, on the Company's Consolidated Statements of Assets and Liabilities. The Company designated the interest rate swaps as the hedging instruments in a qualifying fair value hedge accounting relationship, and therefore the change in fair value of the hedging instrument and hedged item are recorded as components of interest expense in the Consolidated Statements of Operations. The change in fair value of the interest rate swap is offset by a change in the carrying value of the fixed rate debt.

The fair value of the Company’s derivatives is recorded on the Consolidated Statements of Assets and Liabilities by security type and counterparty on a net basis, if subject to an enforceable master netting agreement, not taking into account collateral posted which is recorded separately. As of September 30, 2025, there was $1.2 million of collateral received which is included in accrued expenses and other liabilities on the Consolidated Statements of Asset and Liabilities. As of September 30, 2025, $1.2 million of collateral was invested in a money market fund.

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
Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the three and nine months ended September 30, 2025, the Company recorded non-recurring interest income of $0.7 million and $2.2 million, respectively (e.g. prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts). For the three and nine months ended September 30, 2024, the

Company recorded non-recurring interest income of $0.9 million and $1.3 million, respectively (e.g. prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts).

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2025 and December 31, 2024, the Company had two and zero portfolio companies on non-accrual status, respectively.
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
Dividend Income
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies. To the extent a preferred equity security contains PIK provisions, PIK dividends, computed at the contractual rate specified in each applicable agreement, are accrued and recorded as dividend income and added to the principal balance of the preferred equity security. PIK dividends added to the principal balance are generally collected upon redemption of the equity. For the three and nine months ended September 30, 2025, the Company recorded $0.0 million and $1.2 million, respectively, of dividend income. For the three and nine months ended September 30, 2024, the Company did not record any dividend income.
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
Deferred Financing Costs and Debt Issuance Costs
Deferred financing costs and debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. These expenses are deferred and amortized into interest expense over the life of the related debt instrument using the straight-line method. Deferred financing costs related to revolving credit facilities are presented separately as an asset on the Company’s Consolidated Statements of Assets and Liabilities. Debt issuance costs related to any issuance of installment debt or notes are presented net against the outstanding debt balance of the related security.

Income Taxes

The Company has elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Code beginning with the tax year end of December 31, 2024, and intends to operate in a manner so as to continue to qualify as a RIC in each taxable year thereafter. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Rather, any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s shareholders and would not be reflected in the consolidated financial statements of the Company.

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

For the three and nine months ended September 30, 2025, the Company accrued $0.2 million and $1.0 million of U.S. federal excise tax, respectively. For the three and nine months ended September 30, 2024, the Company accrued $0.3 million and $0.3 million of U.S. federal excise tax, respectively.

Allocation of Income, Expenses, Gains and Losses
Income, expenses (other than those attributable to a specific class), gains and losses are allocated to each class of Common Shares based upon the aggregate net asset value of that class in relation to the aggregate net asset value of the Company. Expenses that are specific to a class of Common Shares are allocated to such class directly.

Distributions
To the extent that the Company has taxable income available, the Company intends to pay quarterly distributions to its shareholders. Distributions to shareholders are recorded on the record date. All distributions will be paid at the discretion of the Board and will depend on the Company’s earnings, financial condition, maintenance of the Company’s tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time. Although the gross distribution per share is generally equivalent for each share class, the net distribution for each share class is reduced for any class specific expenses, including shareholder servicing and/or distribution fees, if any.
The Company has adopted a distribution reinvestment plan pursuant to which shareholders will have their cash distributions (net of applicable withholding taxes) automatically reinvested in additional shares of the same class of the Company's Common Shares unless they elect to receive their distributions in cash.

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
Note 3. Fees, Expenses, Agreements and Related Party Transactions

As of September 30, 2025, the Company had payables due to affiliates of $3.8 million, comprised of $0.6 million of expenses reimbursable to the Administrator pursuant to the Administration Agreement and $3.2 million of other expenses paid on behalf of the Company, which includes $0.3 million due to the Board of Trustees. As of December 31, 2024, the Company had payables due to affiliates of $0.8 million, comprised of $0.8 million of other expenses paid on behalf of the Company.

Investment Advisory Agreement

On January 9, 2024, the Company entered into an investment advisory agreement (the “Prior Investment Advisory Agreement”) with the Adviser.

In connection with the closing of the HPS/BlackRock Transaction, effective July 1, 2025, the Prior Investment Advisory Agreement was automatically terminated. Prior thereto, the Board approved a new investment advisory agreement (the “Investment Advisory Agreement”) between the Company and the Adviser, subject to shareholder approval. At a special meeting of shareholders on April 16, 2025, shareholders approved the Investment Advisory Agreement, which became effective upon the closing of the HPS/BlackRock Transaction. The Adviser is responsible for determining the portfolio composition, making investment decisions, monitoring investments, performing due diligence on prospective portfolio companies and providing the Company with such other investment advisory and related services as may reasonably be required for the investment of capital.

The management and incentive fees payable by the Company are unchanged from the Prior Investment Advisory Agreement, and the Investment Advisory Agreement is otherwise substantively identical in all respects to the Prior Investment Advisory Agreement, except as described in the Company’s definitive proxy statement filed with the SEC on February 14, 2025. In addition, the Company’s investment strategy and team, including the Company’s executive officers, remains materially unchanged, and the HPS/BlackRock Transaction is not expected to have a material impact on the Company’s operations.

On July 1, 2025, Colbert Cannon and Grishma Parekh resigned from the Board upon the closing of the HPS/BlackRock Transaction in order to comply with the Section 15(f) safe harbor provisions of the 1940 Act. Mr. Cannon and Ms. Parekh continue to serve in their existing roles at HPS and the Adviser and, with respect to Mr. Cannon, as a member of the Investment Committee of the Company. Neither Mr. Cannon’s notice nor Ms. Parekh’s resignation from the Board of the Company were the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Under both the Prior Investment Advisory Agreement and the Investment Advisory Agreement, the Company pays the Adviser a fee for its services. The fee consists of two components: a management fee and an incentive fee. The cost of both the management fee and the incentive fee will ultimately be borne by the shareholders.

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

The Adviser agreed to waive its base management fee from the Initial Closing through June 30, 2025. For the three and nine months ended September 30, 2025, base management fees earned were $3.3 million and $8.6 million, respectively, of which $0.0 million and $5.2 million, respectively, were voluntarily waived by the Adviser. For the three and nine months ended September 30, 2024, base management fees earned were $1.6 million and $2.5 million, respectively, all of which were voluntarily waived by the Adviser. As of September 30, 2025, $3.3 million was payable to the Adviser relating to management fees. As of December 31, 2024, no amount was payable to the Adviser relating to management fees.
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

Income based incentive fee

The income based incentive fee will be based on the Company’s Pre-Incentive Fee Net Investment Income Returns, defined as: dividends, cash interest or other distributions or other cash income and any third-party fees received from portfolio companies (such as upfront fees, commitment fees, origination fee, amendment fees, ticking fees and break-up fees, as well as prepayments premiums, but excluding fees for providing managerial assistance) accrued during the quarter, minus Operating Expenses (as defined below) for the quarter (including the management fee, taxes, any expenses payable under the Investment Advisory Agreement and the Administration Agreement (as defined below) with the Administrator, any expense of securitizations, and interest expense or other financing fees and any dividends paid on preferred shares, but excluding incentive fees and shareholder servicing and/or distribution fees). Pre-Incentive Fee Net Investment Income Returns includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero-coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income Returns.

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

The Adviser agreed to waive its income based incentive fee from the Initial Closing through June 30, 2025. For the three and nine months ended September 30, 2025, income based incentive fees were $4.1 million and $10.8 million, respectively, of which $0.0 million and $6.7 million, respectively, were voluntarily waived by the Adviser. For the three and nine months ended September 30, 2024, income based incentive fees were $2.1 million and $3.4 million, respectively, all of which was voluntarily waived by the Adviser. As of September 30, 2025, $4.1 million was payable to the Adviser relating to income based incentive fees. As of December 31, 2024, no amount was payable to the Adviser relating to income based incentive fees.

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

For the three and nine months ended September 30, 2025, capital gains incentive fees were $1.8 million and $1.2 million, respectively. For the three and nine months ended September 30, 2024, capital gains incentive fees were $0.1 million and $0.4 million, respectively. As of September 30, 2025 and December 31, 2024, the Company accrued $2.1 million and $0.9 million, respectively, of capital gains incentive fees, none of which were payable under the Investment Advisory Agreement.

Administration Agreement

On January 9, 2024, the Company entered into an administration agreement with HPS (as in effect prior to its termination as of July 1, 2025, the "Prior Administration Agreement"). In connection with the closing of the HPS/BlackRock Transaction on July 1, 2025, the Company entered into a new administration agreement, dated as of July 1, 2025, with HPS (the "Administration Agreement") with the material terms unchanged from the Prior Administration Agreement. Under the Administration Agreement, HPS will provide, or oversee the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of the NAV, compliance monitoring (including diligence and oversight of other service providers), preparing reports to shareholders and reports filed with the SEC and other regulators, preparing materials and coordinating meetings of the Company’s Board, managing the payment of expenses, the payment and receipt of funds for investments and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. The Company will reimburse HPS for the costs and expenses incurred by HPS in performing its obligations under the Administration Agreement. Such reimbursement includes the Company’s allocable portion of compensation (including salaries, bonuses and benefits), overhead (including rent, office equipment and utilities) and other expenses incurred by HPS in performing its administrative obligations under the Administration Agreement, including but not limited to compensation paid to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for the Company; and (iii) any internal audit group personnel of HPS or any of its affiliates, subject to the limitations described in Advisory and Administration Agreements. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and the Company will reimburse the Administrator for any services performed for the Company by such affiliate or third party.

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

For the three and nine months ended September 30, 2025, the Company incurred $0.4 million and $1.4 million, respectively, in expenses under the Administration Agreement and the Prior Administration Agreement, which were recorded in “administrative service expenses” in the Company’s Consolidated Statements of Operations. For the three and nine months ended September 30, 2024, the Company incurred $0.4 million and $0.7 million, respectively, in expenses under the Prior Administration Agreement. As of September 30, 2025 there was $0.6 million of administration service expenses payable by the Company which are included in “due to affiliates” in the Consolidated Statements of Assets and Liabilities. As of December 31, 2024, all expenses under the Prior Administration Agreement were paid by the Adviser on behalf of the Company under the Expense Support Agreement, and as such, there were no amounts payable for such expenses included in “due to affiliates” in the Consolidated Statements of Assets and Liabilities.

Sub-Administration Agreement

HPS has hired Harmonic Fund Services (“Harmonic”) to assist in the provision of sub-administrative and fund accounting services. Harmonic will receive compensation for these services under a sub-administration agreement.

Certain Terms of the Investment Advisory Agreement and Administration Agreement

Each of the Investment Advisory Agreement and the Administration Agreement will remain in effect for a period of two years from the date it first becomes effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the Trustees of the Company who are not “interested persons” as defined in the 1940 Act (“Independent Trustees”). The Company may terminate the Investment Advisory Agreement upon 60 days’ written notice, and the Administration Agreement upon 120 days’ written notice, without payment of any penalty. The decision to terminate either agreement may be made by a majority of the Board or the shareholders holding a majority of the Company’s outstanding voting securities. In addition, without payment of any penalty, the Adviser may terminate the Investment Advisory Agreement upon 120 days’ written notice and the Administrator may terminate the Administration Agreement upon 60 days’ written notice. The Investment Advisory Agreement will automatically terminate in the event of its assignment within the meaning of the 1940 Act and related SEC guidance and interpretations. The Investment Advisory Agreement was most recently approved by the Board on January 7, 2025, for an initial two-year period effective upon the closing of the HPS/BlackRock Transaction. The Administration Agreement was most recently approved by the Board on January 7, 2025, for an initial two-year period effective upon the closing of the HPS/BlackRock Transaction. The HPS/BlackRock Transaction closed on July 1, 2025, and the initial two-year period of the Investment Advisory Agreement and the Administration Agreement, which ends on July 1, 2027, commenced.

Managing Dealer Agreement

In connection with the closing of the HPS/BlackRock Transaction on July 1, 2025, the Company’s prior managing dealer agreement (the “Prior Managing Dealer Agreement”) was terminated and the Company entered into a new managing dealer agreement with the Managing Dealer (the “Managing Dealer Agreement”), with the material terms unchanged from the Prior Managing Dealer Agreement. Under the Managing Dealer Agreement, the Managing Dealer is entitled to receive shareholder servicing and/or distribution fees in arrears on the same frequency with which the Company pays distributions (e.g. monthly or quarterly), commencing no later than the first full calendar quarter after the Initial Closing, at an annual rate of 0.25% of the value of the Company’s net assets attributable to the Common Shares as of the beginning of the first calendar day of the subscription period, whether monthly or quarterly. The shareholder servicing and/or distribution fees are payable to the Managing Dealer, but the Managing Dealer anticipates that all or a portion of the shareholder servicing and/or distribution fees will be retained by, or reallowed (paid) to, participating broker-dealers. The Managing Dealer agreed to waive the shareholder servicing and/or distribution fee from the Initial Closing through March 31, 2025.

As of July 1, 2025, in reliance upon exemptive relief issued to the Company by the SEC, all of the Company’s outstanding Common Shares were converted into three separate classes, Class I Common Shares, Class D Common Shares and Class S Common Shares. All outstanding Common Shares immediately prior to the Share Class Conversion were subject to the same shareholder servicing and/or distribution fee as that applicable to the Class D Common Shares. Accordingly, for all periods prior to July 1, 2025, all share class activity for the existing common shares are presented under Class D Common Shares. The following table shows the shareholder servicing and/or distribution fees the Company pays the Managing Dealer with respect to the Class I Common Shares, Class D Common Shares and Class S Common Shares on an annualized basis as a percentage of the Company’s NAV for such class.

Shareholder Servicing and/or Distribution Fee as a % of NAV
Class I Common Shares	—%
Class D Common Shares	0.25%
Class S Common Shares	0.85%

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
For the three and nine months ended September 30, 2025, the Company accrued shareholder servicing and/or distribution fees of $0.5 million and $1.5 million, respectively, attributable to Class D Common Shares, of which $0.0 million and $0.5 million, respectively, was waived during the periods. For the three and nine months ended September 30, 2025, the Company accrued shareholder servicing and/or distribution fees of $0.0 million and $0.0 million, respectively, attributable to Class S Common Shares. For the three and nine months ended September 30, 2024, the Company accrued shareholder servicing and/or distribution fees of $0.3 million and $0.5 million, respectively, attributable to Class D Common Shares, all of which were waived during the periods. As of September 30, 2025, there was a $0.5 million of shareholder servicing and/or distribution fees payable to the Managing Dealer. As of December 31, 2024, no amount was payable to the Managing Dealer relating to shareholder servicing and/or distribution fees.

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

The following table presents a summary of Expense Payments and the related Reimbursement Payments since the Company's commencement of operations:

For the Quarter Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
June 30, 2024(1)	$2,678	$—	$2,678
September 30, 2024	1,855	—	1,855
December 31, 2024	1,555	—	1,555
March 31, 2025	2,061	—	2,061
June 30, 2025	1,256	—	1,256
September 30, 2025	374	—	374
Total	$9,779	$—	$9,779

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

Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	September 30, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$1,676,953	$1,687,530	84.45%	$870,389	$870,467	88.38%
Second lien debt	4,882	4,895	0.25	5,329	5,329	0.54
Other secured debt	68,325	68,437	3.42	17,911	17,960	1.82
Unsecured debt	18,537	19,316	0.97	16,624	17,385	1.77
Structured finance investments	15,573	15,522	0.78	—	—	—
Preferred equity	145,315	158,495	7.93	26,650	28,588	2.90
Other equity investments	40,954	44,001	2.20	45,662	45,225	4.59
Total	$1,970,539	$1,998,196	100.00%	$982,565	$984,954	100.00%

The industry composition of investments at fair value was as follows:

	September 30, 2025		December 31, 2024
	Fair Value	Percentage of Total Investments at Fair Value	Fair Value	Percentage of Total Investments at Fair Value
Aerospace and Defense	$140,801	7.05%	$52,778	5.36%
Asset Based Lending and Fund Finance	18,372	0.92	16,198	1.66
Automobiles and Parts	31,054	1.55	4,802	0.49
Beverages	73,595	3.68	34,111	3.46
Chemicals	37,612	1.88	22,999	2.34
Construction and Materials	5,107	0.26	9,789	0.99
Consumer Services	18,907	0.95	17,468	1.77
Electricity	139,307	6.97	50,806	5.16
Finance and Credit Services	27,876	1.40	2,807	0.28
Food Producers	21,633	1.08	—	—
Gas, Water and Multi-utilities	8,368	0.42	4,742	0.48
General Industrials	48,228	2.41	40,719	4.13
Health Care Providers	196,316	9.82	96,799	9.83
Household Goods and Home Construction	2,055	0.10	2,407	0.24
Industrial Engineering	17,290	0.87	2,272	0.23
Industrial Metals and Mining	17,524	0.88	16,829	1.71
Industrial Support Services	123,055	6.16	77,682	7.89
Industrial Transportation	17,810	0.89	18,352	1.86
Investment Banking and Brokerage Services	88,977	4.45	37,519	3.81
Leisure Goods	19,454	0.97	—	—
Life Insurance	4,944	0.25	4,994	0.51
Media	45,730	2.29	47,722	4.85
Medical Equipment and Services	106,192	5.31	39,761	4.04
Non-Life Insurance	49,534	2.48	27,577	2.80
Personal Care, Drug and Grocery Stores	21,223	1.06	25,000	2.54
Personal Goods	31,338	1.57	26,110	2.65
Pharmaceuticals and Biotechnology	101,957	5.10	46,310	4.70
Real Estate Investment and Services	2,517	0.13	1,762	0.18
Retailers	73,256	3.67	58,888	5.98
Software and Computer Services	286,424	14.33	137,245	13.93
Structured Finance	15,522	0.78	—	—
Technology Hardware and Equipment	3,137	0.16	3,100	0.31
Telecommunications Equipment	15,743	0.79	20,823	2.11
Telecommunications Service Providers	57,042	2.85	—	—
Travel and Leisure	130,296	6.52	36,583	3.71
Total	$1,998,196	100.00%	$984,954	100.00%

The geographic composition of investments at cost and fair value was as follows:

	September 30, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,693,997	$1,705,894	85.36%	155.43%
United Kingdom	157,883	167,211	8.37	15.23
Austria	36,135	39,867	2.00	3.63
Canada	24,829	24,968	1.25	2.27
Spain	24,454	24,614	1.23	2.24
France	21,055	23,092	1.16	2.10
Australia	9,250	9,441	0.47	0.86
Taiwan	2,969	3,137	0.16	0.29
Belgium	148	152	0.01	0.01
Germany	(181)	(180)	(0.01)	(0.02)
Total	$1,970,539	$1,998,196	100.00%	182.04%

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$876,449	$880,032	89.36%	135.00%
United Kingdom	52,083	51,750	5.25	7.94
Austria	35,282	34,723	3.53	5.33
Spain	7,301	7,301	0.74	1.12
France	5,979	5,759	0.58	0.88
Taiwan	2,928	3,100	0.31	0.48
Australia	2,543	2,289	0.23	0.35
Total	$982,565	$984,954	100.00%	151.10%

As of September 30, 2025 and December 31, 2024, there were two and zero portfolio companies in the portfolio on non-accrual status, which represented 0.34% and 0.00% of total debt and income producing investments, at fair value, respectively.
As of September 30, 2025 and December 31, 2024, on a fair value basis, 94.9% and 94.4% of performing debt investments bore interest at a floating rate and 5.1% and 5.6% of performing debt investments bore interest at a fixed rate.
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

Derivative Instruments

Derivative instruments can be exchange-traded or privately negotiated over the-counter (“OTC”) and include forward currency contracts and swap contracts. Forwards currency contracts and swap contracts are valued by the Adviser using observable inputs, such as market-based quotations received from the counterparty, dealers or brokers, whenever available and considered reliable. In instances where models are used, the value of an OTC derivative depends upon the contractual terms of, and specific risks inherent in the contract, as well as the availability and reliability of observable inputs. Such inputs include market prices for reference securities, yield curves, volatility assumptions and correlations of such inputs. Certain OTC derivatives can generally be corroborated by market data and are therefore classified within Level 1 or Level 2 of the fair value hierarchy depending on whether or not they are deemed to be actively traded.

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

The following tables present the fair value hierarchy of investments and cash equivalents:

	September 30, 2025
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$320,962	$1,366,568	$1,687,530
Second lien debt	—	—	4,895	4,895
Other secured debt	—	—	68,437	68,437
Unsecured debt	—	—	19,316	19,316
Structured finance investments	—	—	15,522	15,522
Preferred equity	—	—	158,495	158,495
Other equity investments	—	35	43,966	44,001
Total Investments	$—	$320,997	$1,677,199	$1,998,196
Cash equivalents	$13,148	$—	$—	$13,148

	December 31, 2024
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$168,641	$701,826	$870,467
Second lien debt	—	—	5,329	5,329
Other secured debt	—	—	17,960	17,960
Unsecured debt	—	—	17,385	17,385
Preferred equity	—	—	28,588	28,588
Other equity investments	—	—	45,225	45,225
Total Investments	$—	$168,641	$816,313	$984,954
Cash equivalents	$9,782	$—	$—	$9,782

The following tables present the change in the fair value of investments for which Level 3 inputs were used to determine fair value:

	Three Months Ended September 30, 2025
	First Lien Debt	Second Lien Debt	Other Secured Debt	Unsecured Debt	Structured Finance Investments	Preferred Equity	Other Equity Investments	Total Investments
Fair value, beginning of period	$1,123,989	$4,373	$16,950	$18,271	$83	$124,026	$42,960	$1,330,652
Purchases of investments(1)	286,395	504	45,529	684	15,490	28,212	—	376,814
Proceeds from principal repayments and sales of investments	(38,288)	—	(1,666)	—	—	—	—	(39,954)
Accretion of discount/amortization of premium	1,547	3	83	12	—	1	—	1,646
Net realized gain (loss)	(3,443)	—	—	—	—	—	—	(3,443)
Net change in unrealized appreciation (depreciation)	5,366	15	101	349	(51)	6,256	1,006	13,042
Transfers into Level 3(2)	—	—	7,440	—	—	—	—	7,440
Transfers out of Level 3(2)	(8,998)	—	—	—	—	—	—	(8,998)
Fair value, end of period	$1,366,568	$4,895	$68,437	$19,316	$15,522	$158,495	$43,966	$1,677,199
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of September 30, 2025	$2,486	$15	$101	$349	$(51)	$6,256	$1,006	$10,162

	Nine Months Ended September 30, 2025
	First Lien Debt	Second Lien Debt	Other Secured Debt	Unsecured Debt	Structured Finance Investments	Preferred Equity	Other Equity Investments	Total Investments
Fair value, beginning of period	$701,826	$5,329	$17,960	$17,385	$—	$28,588	$45,225	$816,313
Purchases of investments(1)	757,785	619	50,465	1,876	15,573	118,587	299	945,204
Proceeds from principal repayments and sales of investments	(99,953)	—	(4,999)	—	—	—	(4,994)	(109,946)
Accretion of discount/amortization of premium	4,215	9	203	37	—	5	—	4,469
Net realized gain (loss)	(3,670)	—	—	—	—	—	—	(3,670)
Net change in unrealized appreciation (depreciation)	10,032	13	66	18	(51)	11,315	3,471	24,864
Transfers into Level 3(2)	1,075	—	4,742	—	—	—	—	5,817
Transfers out of Level 3(2)	(4,742)	(1,075)	—	—	—	—	(35)	(5,852)
Fair value, end of period	$1,366,568	$4,895	$68,437	$19,316	$15,522	$158,495	$43,966	$1,677,199
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of September 30, 2025	$10,125	$13	$66	$18	$(51)	$11,315	$3,471	$24,957
(1)Purchases include PIK interest, if applicable.
(2)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three and nine months ended September 30, 2025, transfers out of level 3 of $(1.6) million and $(0.0) million, respectively, were due to an increase in the number of market quotations and/or an increase in the reliability of such market quotations obtained by the Adviser. For the three and nine months ended September 30, 2025, transfers between investment types were $7.4 million and $5.8 million, respectively.

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

	September 30, 2025
				Range
	Fair Value(1)	Valuation Technique	Unobservable Input	Low	High	Weighted Average(2)
Investments in first lien debt	$912,619	Yield analysis	Discount rate	7.06%	24.23%	11.63%
	1,768	Discounted cash flow	Discount rate	10.50%	10.50%	10.50%
			Exit multiple	6.60x	6.60x	6.60x
Investments in second lien debt	4,895	Yield analysis	Discount rate	15.25%	16.29%	15.59%
Investments in other secured debt	16,147	Yield analysis	Discount rate	11.09%	12.83%	11.48%
Investment in unsecured debt	19,270	Yield analysis	Discount rate	13.12%	13.12%	13.12%
Investments in structured finance investments	83	Yield analysis	Discount rate	5.73%	11.28%	10.59%
Investments in preferred equity	130,254	Yield analysis	Discount rate	9.79%	14.18%	11.39%
Investments in other equity	21,223	Yield analysis	Discount rate	10.00%	10.00%	10.00%
	12,454	Discounted cash flow	Discount rate	6.98%	6.98%	6.98%
			Exit multiple	5.24x	5.24x	5.24x

	December 31, 2024
				Range
	Fair Value(1)	Valuation Technique	Unobservable Input	Low	High	Weighted Average(2)
Investments in first lien debt	$322,098	Yield analysis	Discount rate	9.43%	16.44%	12.05%
Investments in second lien debt	5,329	Yield analysis	Discount rate	13.50%	16.99%	14.41%
Investments in other secured debt	16,198	Yield analysis	Discount rate	11.55%	11.55%	11.55%
Investments in unsecured debt	17,385	Yield analysis	Discount rate	13.18%	13.18%	13.18%
Investments in preferred equity	28,588	Yield analysis	Discount rate	9.61%	13.89%	9.87%
(1)As of September 30, 2025, included within the fair value of Level 3 assets of $1,677,199 is an amount of $558,486 for which the Adviser did not develop the unobservable inputs (examples include third-party pricing and transaction prices). As of December 31, 2024, included within the fair value of Level 3 assets of $816,313 is an amount of $426,715 for which the Adviser did not develop the unobservable inputs (examples include third-party pricing and transaction prices).
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
Financial Instruments Not Carried at Fair Value

The following table presents fair value measurements of the Company’s debt obligations as of September 30, 2025 and December 31, 2024, had they been accounted for at fair value:
Debt

	September 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving Credit Facility	$542,552	$542,552	$289,761	$289,761
August 2028 Notes(1)	149,688	150,964	—	—
August 2030 Notes(1)	200,026	201,832	—	—
Total	$892,266	$895,348	$289,761	$289,761
(1)As of September 30, 2025, the carrying value of the Company's Unsecured Notes (each as defined below), are presented net of unamortized debt issuance costs, in the below table. Additionally, the carrying value of the Company's Unsecured Notes includes the increase (decrease) in the notes carrying value as a result of the qualifying fair value hedge relationship as disclosed in the below table, as applicable, and as further described in Note 6.

	September 30, 2025
	Unamortized Debt Issuance Costs	Change in the Notes Carrying Value as a Result of the Qualifying Fair Value Hedge Relationship
August 2028 Notes	$(811)	$499
August 2030 Notes	(1,101)	1,127
Total	$(1,912)	$1,626

The following table presents the fair value hierarchy of the Company’s debt obligations as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Level 1	$—	$—
Level 2	—	—
Level 3	895,348	289,761
Total	$895,348	$289,761

As of September 30, 2025 and December 31, 2024, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, if applicable, or market quotes, if available.
Note 6. Derivative Instruments

The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. The Company enters into swap contracts in the normal course of business to manage its interest rate risk exposure. For derivative contracts, the Company enters into netting arrangements with its counterparties. In accordance with authoritative guidance, the Company offsets fair value amounts recognized for derivative instruments with the same security type and counterparty under a master netting arrangement.

During the three and nine months ended September 30, 2025, the average notional exposure for foreign currency forward contracts were $169.2 million and $135.7 million, respectively, and the average notional exposure for interest rate swaps were $175.0 million and $70.0 million, respectively. During the three and nine months ended September 30, 2024, the average notional exposure for foreign currency forward contracts was $58.2 million and $52.7 million, respectively, and the average notional exposure for interest rate swaps were $0.0 million and $0.0 million, respectively.

The following tables summarize the aggregate notional amount and fair value of the Company’s derivative financial instruments as of September 30, 2025 and December 31, 2024.

	September 30, 2025
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contracts	$—	$567	$—	$567	$176,591
Interest rates swaps	—	1,626	—	1,626	350,000
Total derivative assets, at fair value	$—	$2,193	$—	$2,193	$526,591

Derivative Liabilities
Foreign currency forward contracts	$—	$(2,231)	$—	$(2,231)	$39,682
Interest rates swaps	—	—	—	—	—
Total derivative liabilities, at fair value	$—	$(2,231)	$—	$(2,231)	$39,682

	December 31, 2024
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contracts	$—	$2,579	$—	$2,579	$60,996
Total derivative assets, at fair value	$—	$2,579	$—	$2,579	$60,996

The effect of transactions in derivative instruments that are not designated in a qualifying hedge accounting relationship on the Consolidated Statements of Operations during the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,
	2025	2024
Net change in unrealized gain (loss) on foreign currency forward contracts	$5,637	$(2,099)
Realized gain (loss) on foreign currency forward contracts	$(2,896)	$—

	Nine Months Ended September 30,
	2025	2024
Net change in unrealized gain (loss) on foreign currency forward contracts	$(4,243)	$(1,523)
Realized gain (loss) on foreign currency forward contracts	$(6,905)	$35

The following tables present both gross and net information about derivative instruments eligible for offset in the Consolidated Statements of Assets and Liabilities as of September 30, 2025 and December 31, 2024.

			September 30, 2025
Counterparty	Instrument	Account in the Consolidated Statements of Asset and Liabilities	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Consolidated Statements of Assets and Liabilities	Collateral Received/Pledged(1)	Net Amounts(2)
SMBC Capital Markets, Inc.	Foreign currency forward contracts	Derivative liabilities, at fair value	$246	$(2,221)	$(1,975)	$—	$(1,975)
Morgan Stanley	Foreign currency forward contracts	Derivative assets, at fair value	$321	$(10)	$311	$—	$311
Morgan Stanley	Interest rate swaps	Derivative assets, at fair value	$1,626	$—	$1,626	$(1,190)	$436

			December 31, 2024
Counterparty	Instrument	Account in the Consolidated Statements of Asset and Liabilities	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Consolidated Statements of Assets and Liabilities	Collateral Received/Pledged(1)	Net Amounts(2)
SMBC Capital Markets, Inc.	Foreign currency forward contracts	Derivative assets, at fair value	$2,579	$—	$2,579	$—	$2,579
(1) Amount excludes excess cash collateral paid.
(2) Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts, if applicable.

Hedging

The Company designated certain interest rate swaps as the hedging instrument in a qualifying fair value hedge accounting relationship.

For derivative instruments designated in qualifying hedge relationships, the change in fair value of the hedging instrument and hedged item are recorded in interest expense and recognized as components of Interest expense in the Consolidated Statements of Operations.

The table below presents the carrying value of unsecured borrowings as of September 30, 2025 and December 31, 2024, that are designated in a qualifying hedging relationship and the related cumulative hedging adjustment increase (decrease) from current and prior hedging relationships included in such carrying values:

	September 30, 2025		December 31, 2024
Description	Carrying Value	Cumulative Hedging Adjustments	Carrying Value	Cumulative Hedging Adjustments
Unsecured Notes	$349,714	$1,256	$—	$—
Note 7. Borrowings
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2025 and December 31, 2024, the Company’s asset coverage was 223.0% and 325.0%, respectively.
Revolving Credit Facility

On April 8, 2024, the Company, as borrower, entered into a senior secured revolving credit facility (the “Revolving Credit Facility”) pursuant to a Senior Secured Revolving Credit Agreement (the “Revolving Credit Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, the lenders party thereto (the “Revolving Credit Facility Lenders”), and JPMorgan Chase Bank, N.A. and Sumitomo Mitsui Banking Corporation, as joint bookrunners and joint lead arrangers. On April 23, 2025, the Company, as borrower, entered into that certain Amendment No. 1 to Senior Secured Revolving Credit Agreement (the “Revolving Credit Agreement Amendment”) with JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and the lenders party thereto, amending the Revolving Credit Agreement. The following describes the terms of the Revolving Credit Facility as modified through the Revolving Credit Agreement Amendment.

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

The maximum principal amount of the Revolving Credit Facility is $1,075 million (increased from $650 million to $675 million on February 4, 2025, from $675 million to $725 million on February 21, 2025, from $725 million to $900 million on April 23, 2025, from $900 million to $950 million on August 7, 2025, and from $950 million to $1,075 million on September 26, 2025), subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness, with an accordion provision to permit increases to the total facility amount up to $1,350 million subject to the satisfaction of certain conditions.

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
Unsecured Notes

The Company issued unsecured notes, as further described below: August 2028 Notes and August 2030 Notes (each as defined below), which are collectively referred to herein as the “Unsecured Notes”.

Interest on the Unsecured Notes will be due semiannually. The interest rates are subject to increase (up to a maximum increase of 2.00% above the stated rate for each of the Unsecured Notes) in the event that, subject to certain exceptions, the Unsecured Notes cease to have an investment grade rating and the Company’s minimum secured debt ratio exceeds certain thresholds. In addition, the Company is obligated to offer to repay the Unsecured Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest if a certain change in control event occurs. The Unsecured Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured, unsubordinated indebtedness issued by the Company.

August 2028 Notes

On August 13, 2025, the Company entered into a Master Note Purchase Agreement (the “2025 Note Purchase Agreement”) governing the issuance of $150 million in aggregate principal amount of its Series A Senior Notes, Tranche A (the “August 2028 Notes”) to institutional investors in a private placement. The August 2028 Notes have a fixed interest rate of 5.86% per annum and are due on August 13, 2028.

In connection with the August 2028 Notes, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement related to the August 2028 Notes, the Company receives a fixed interest rate of 5.86% per annum and pays a floating interest rate of SOFR + 2.2735% per annum on $150 million of the August 2028 Notes. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

August 2030 Notes

On August 13, 2025, the Company entered into the 2025 Note Purchase Agreement governing the issuance of $200 million in aggregate principal amount of its Series A Senior Notes, Tranche B (the “August 2030 Notes”) to institutional investors in a private placement. The August 2030 Notes have a fixed interest rate of 6.20% per annum and are due on August 13, 2030.

In connection with the August 2030 Notes, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement related to the August 2030 Notes, the Company receives a fixed interest rate of 6.20% per annum and pays a floating interest rate of SOFR + 2.581% per annum on $200 million of the August 2030 Notes. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

As of September 30, 2025 and December 31, 2024, the Company was in compliance with all covenants and other requirements of the Revolving Credit Facility and the Unsecured Notes, as applicable.

The Company’s outstanding debt obligations were as follows:

	September 30, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion(1)	Amount Available(2)
Revolving Credit Facility(3)	$1,075,000	$542,552	$542,552	$532,448	$532,448
August 2028 Notes(4)	150,000	150,000	149,688	—	—
August 2030 Notes(4)	200,000	200,000	200,026	—	—
Total	$1,425,000	$892,552	$892,266	$532,448	$532,448

	December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion(1)	Amount Available(2)
Revolving Credit Facility(3)	$650,000	$289,761	$289,761	$360,239	$360,239
Total	$650,000	$289,761	$289,761	$360,239	$360,239
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to the Revolving Credit Facility’s borrowing base.
(3)The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of September 30, 2025 and December 31, 2024, the Company had outstanding borrowings denominated in the following non-USD currencies:

	September 30, 2025
	Australian Dollars (AUD)		Euros (EUR)	British Pounds (GBP)
Revolving Credit Facility	A$	10,203	€31,746	£9,299

	December 31, 2024
	Euros (EUR)	British Pounds (GBP)
Revolving Credit Facility	€8,078	£9,299

(4)As of September 30, 2025, the carrying value of the Company's Unsecured Notes are presented net of unamortized debt issuance costs, in the below table. Additionally, the carrying value of the Company's Unsecured Notes includes the increase (decrease) in the notes carrying value as a result of the qualifying fair value hedge relationship as disclosed in the below table, and as further described above.

	Unamortized Debt Issuance Costs	Change in the Notes Carrying Value as a Result of the Qualifying Fair Value Hedge Relationship
August 2028 Notes	$(811)	$499
August 2030 Notes	(1,101)	1,127
Total	$(1,912)	$1,626

As of September 30, 2025 and December 31, 2024, $4.0 million and $0.8 million, respectively, of interest expense and $0.3 million and $0.4 million, respectively, of unused commitment fees were included in interest payable. For the three months ended September 30, 2025 and 2024, the weighted average interest rate on all borrowings outstanding was 6.8% and 13.0% (including unused fees, amortization of deferred financing costs and debt issuance costs, the net interest on interest rate swaps accounted for as hedges and excluding costs incurred in connection with Warehousing Transactions), respectively, and the average principal debt outstanding was $726.0 million and $53.2 million, respectively. For the nine months ended September 30, 2025 and 2024, the weighted average interest rate on all borrowings outstanding was 6.9% and 13.1% (including unused fees, amortization of deferred financing costs and debt issuance costs, the net interest on interest rate swaps accounted for as hedges and excluding costs incurred in connection with Warehousing Transactions), respectively, and the average principal debt outstanding was $541.8 million and $52.4 million, respectively.
The components of interest expense were as follows:

	Three Months Ended September 30,
	2025	2024
Borrowing interest expense	$11,291	$1,039
Facility unused fees	337	500
Amortization of financing costs	307	203
Amortization of debt issuance costs	68	—
Financing fees (Note 8)	—	—
Backstop fees (Note 8)	—	—
Gain (loss) from interest rate swaps accounted for as hedges and the related hedged items:
Interest rate swaps	1,626	—
Hedged items	(1,256)	—
Total interest expense	$12,373	$1,742
Cash paid for interest expense	$9,379	$1,431

	Nine Months Ended September 30,
	2025	2024
Borrowing interest expense	$25,625	$1,982
Facility unused fees	914	940
Amortization of financing costs	808	379
Amortization of debt issuance costs	68	—
Financing fees (Note 8)	—	5,104
Backstop fees (Note 8)	—	532
Gain (loss) from interest rate swaps accounted for as hedges and the related hedged items:
Interest rate swaps	1,626	—
Hedged items	(1,256)	—
Total interest expense	$27,785	$8,937
Cash paid for interest expense	$24,608	$8,091
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

The Company’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2025 and December 31, 2024, the Company had unfunded delayed draw term loans, revolvers and preferred equity in the aggregate principal amount of $228.9 million and $85.4 million, respectively.
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2025, management is not aware of any material pending or threatened litigation.

The Adviser agreed to bear all of the Company’s expenses, including organization and offering expenses, through April 8, 2024, the date on which the Company broke escrow for the initial offering of its Common Shares, on which date the Company became obligated to reimburse the Adviser for such advanced expenses upon breaking escrow for the Private Offering and the Adviser requesting reimbursement of these expenses paid pursuant to the Expense Support Agreement. For the three and nine months ended September 30, 2025 and 2024, there were no reimbursement payments made to the Adviser.

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

Pursuant to the Macquarie Purchase Agreements, the Company could request that the Macquarie Financing Provider acquire such Macquarie Warehouse Investments as the Company may designate from time to time, which a Macquarie Financing Provider could approve or reject in its sole and absolute discretion. Prior to any sale to the Company, the Macquarie Warehouse Investments were owned and held solely for the account of the relevant Macquarie Financing Provider. Until such time as the Company satisfied the Macquarie Warehouse Conditions, which occurred on April 8, 2024, it had no obligation to purchase the Macquarie Warehouse Investments nor be entitled to any benefits or subject to any obligations under the Macquarie Purchase Agreements. During the year ended December 31, 2024, the Company recognized $242.4 million of investments at principal ($11.0 million of which was unfunded) from the Macquarie Financing Providers. As of September 30, 2025 and December 31, 2024, there were no forward obligations to settle the purchase of Macquarie Warehouse Investments from the Macquarie Financing Providers.

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

Until such time as the Company satisfied the Warehouse Conditions, which occurred on April 8, 2024, the Company had no obligation to purchase the Cliffwater Warehouse Investments nor be entitled to any benefits or subject to any obligations under the Cliffwater Facility Agreement. During the year ended December 31, 2024, the Company recognized $135.1 million of investments at principal ($4.7 million of which was unfunded) from the Cliffwater Financing Provider. As of September 30, 2025 and December 31, 2024, there are no forward obligations to settle the purchase of Cliffwater Warehouse Investments from the Cliffwater Financing Provider.

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
Note 9. Net Assets

In connection with its formation, the Company has the authority to issue an unlimited number of Common Shares at $0.01 per share par value. On December 18, 2023, HPS purchased 100 shares of the Company’s Common Shares at $25.00 per share, which were subsequently redeemed on June 30, 2025.
As of April, 8, 2024, the Company had satisfied the minimum offering requirement, and the Company’s Board had authorized the release of proceeds from escrow. As of such date, the Company issued and sold 8,827,880 shares at an offering price of $25.00 per share, and the Board authorized the release of $220.7 million to the Company as payment for such shares. As of September 30, 2025 and December 31, 2024, 0.51% and 0.83%, respectively, of shares outstanding were held by certain affiliates of the Adviser. Under the terms of the Company’s Declaration of Trust, all Common Shares have equal rights as to voting and, when they are issued, will be duly authorized, validly issued, fully paid and nonassessable.

As of July 1, 2025, in reliance upon exemptive relief issued to the Company by the SEC, all of the Company’s outstanding Common Shares were converted into three separate classes, Class I Common Shares, Class D Common Shares and Class S Common Shares. All outstanding Common Shares immediately prior to the Share Class Conversion were subject to the same shareholder servicing and/or distribution fee as that applicable to the Class D Common Shares. Accordingly, for all periods prior to July 1, 2025, all share class activity for the existing common shares are presented under Class D Common Shares.

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

The following table summarizes transactions in Common Shares during the three months ended September 30, 2025:

	Shares	Amount
CLASS I
Subscriptions	557,524	$14,838
Share transfers between classes	8,838,263	233,869
Distributions reinvested	—	—
Share repurchases	—	—
Early repurchase deduction	—	0
Net increase (decrease)	9,395,787	$248,707
CLASS D
Subscriptions	3,287,970	$87,312
Share transfers between classes	(8,838,778)	(233,883)
Distributions reinvested	467,051	12,349
Share repurchases	(105,214)	(2,817)
Early repurchase deduction	—	0
Net increase (decrease)	(5,188,971)	$(137,039)
CLASS S
Subscriptions	—	$—
Share transfers between classes	515	14
Distributions reinvested	—	—
Share repurchases	—	—
Early repurchase deduction	—	0
Net increase (decrease)	515	$14
Total net increase (decrease)	4,207,331	$111,682

The following table summarizes transactions in Common Shares during the nine months ended September 30, 2025:

	Shares	Amount
CLASS I
Subscriptions	557,524	$14,838
Share transfers between classes	8,838,263	233,869
Distributions reinvested	—	—
Share repurchases	—	—
Early repurchase deduction	—	0
Net increase (decrease)	9,395,787	$248,707
CLASS D
Subscriptions	14,389,133	$378,143
Share transfers between classes	(8,838,778)	(233,883)
Distributions reinvested	1,471,840	38,544
Share repurchases	(511,203)	(13,551)
Early repurchase deduction	—	0
Net increase (decrease)	6,510,992	$169,253
CLASS S
Subscriptions	—	$—
Share transfers between classes	515	14
Distributions reinvested	—	—
Share repurchases	—	—
Early repurchase deduction	—	0
Net increase (decrease)	515	$14
Total net increase (decrease)	15,907,294	$417,974

The following table summarizes transactions in Common Shares during the three months ended September 30, 2024:

	Shares	Amount
CLASS D
Subscriptions	5,676,677	$148,052
Share transfers between classes	—	—
Distributions reinvested	112,139	2,911
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	5,788,816	$150,963

The following table summarizes transactions in Common Shares during the nine months ended September 30, 2024:

	Shares	Amount
CLASS D
Subscriptions	21,278,045	$542,980
Share transfers between classes	—	—
Distributions reinvested	112,139	2,911
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	21,390,184	$545,891

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

Distributions

The Company declares monthly distribution amounts per share of Class I Common Shares, Class D Common Shares and Class S Common Shares payable quarterly in arrears. The record date for each distribution was the last calendar date of the month in which such distribution was declared. The following tables presents distributions that were declared during the nine months ended September 30, 2025:

		Class I
Declaration Date	Payment Date	Base Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
July 23, 2025	October 31, 2025	$0.1380	$—	$0.1380	$1,098
August 26, 2025	October 31, 2025	0.1380	—	0.1380	1,136
September 24, 2025	October 29, 2025	0.1380	—	0.1380	1,297
September 24, 2025	October 31, 2025	—	0.1000	0.1000	940
Total		$0.4140	$0.1000	$0.5140	$4,471

		Class D
Declaration Date	Payment Date	Base Distribution Per Share(1)	Special Distribution Per Share	Total Distribution Per Share(1)	Distribution Amount
January 29, 2025	April 30, 2025	$0.1340	$—	$0.1340	$3,620
February 26, 2025	April 30, 2025	0.1340	—	0.1340	3,777
March 27, 2025	April 28, 2025	0.1340	—	0.1340	4,142
March 27, 2025	April 30, 2025	—	0.1000	0.1000	3,091
April 25, 2025	July 31, 2025	0.1326	—	0.1326	4,562
May 28, 2025	July 31, 2025	0.1324	—	0.1324	4,814
June 24, 2025	July 29, 2025	0.1326	—	0.1326	4,931
June 24, 2025	July 31, 2025	—	0.1500	0.1500	5,579
July 23, 2025	October 31, 2025	0.1324	—	0.1324	4,025
August 26, 2025	October 31, 2025	0.1324	—	0.1324	4,178
September 24, 2025	October 29, 2025	0.1325	—	0.1325	4,200
September 24, 2025	October 31, 2025	—	0.1000	0.1000	3,170
Total		$1.1969	$0.3500	$1.5469	$50,089

		Class S
Declaration Date	Payment Date	Base Distribution Per Share(1)	Special Distribution Per Share	Total Distribution Per Share(1)	Distribution Amount
July 23, 2025	October 31, 2025	$0.1189	$—	$0.1189	$0
August 26, 2025	October 31, 2025	0.1188	—	0.1188	0
September 24, 2025	October 29, 2025	0.1194	—	0.1194	0
September 24, 2025	October 31, 2025	—	0.1000	0.1000	0
Total		$0.3571	$0.1000	$0.4571	$0
(1) Base distributions per share are net of shareholder servicing and/or distribution fees. The Managing Dealer agreed to waive the shareholder servicing and/or distribution fee from the Initial Closing through March 31, 2025.

The following table presents distributions that were declared during the nine months ended September 30, 2024:

		Class D
Declaration Date	Payment Date	Base Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
April 30, 2024	July 31, 2024	$0.1000	$—	$0.1000	$883
May 29, 2024	July 31, 2024	0.1310	—	0.1310	1,634
June 26, 2024	July 31, 2024	0.1320	—	0.1320	2,059
July 24, 2024	October 31, 2024	0.1320	—	0.1320	2,430
August 27, 2024	October 31, 2024	0.1330	—	0.1330	2,678
September 26, 2024	October 28, 2024	0.1330	—	0.1330	2,845
September 26, 2024	October 31, 2024	—	0.2000	0.2000	4,278
Total		$0.7610	$0.2000	$0.9610	$16,807

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
Through September 30, 2025, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement avoids distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its Common Shares during the nine months ended September 30, 2025:

	Class I		Class D		Class S
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.5140	$4,471	$1.5469	$50,089	$0.4571	$0
Net realized gains	—	—	—	—	—	—
Total	$0.5140	$4,471	$1.5469	$50,089	$0.4571	$0

The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its Common Shares during the nine months ended September 30, 2024:

	Class D
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

The following table summarizes the share repurchase completed during the nine months ended September 30, 2025:

Repurchase Deadline Request	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased(2)	Number of Shares Repurchased	Percentage of Outstanding Shares Purchased(1)
May 30, 2025	5.00%	June 30, 2025	$10,734	405,989	1.31%
August 29, 2025	5.00%	September 30, 2025	$2,817	105,214	0.29%
(1)Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.
(2)Amounts not inclusive of Early Repurchase Deduction, if applicable.

There were no share repurchases for the quarter ended March 31, 2025. There were no share repurchases during the nine months ended September 30, 2024.

Note 10. Financial Highlights and Senior Securities
The following are the financial highlights for the nine months ended September 30, 2025:

	Nine Months Ended September 30, 2025
	Class I (6)	Class D	Class S (6)
Per Share Data:
Net asset value, beginning of period	$26.44	$25.99	$26.44
Net investment income (1)	0.55	2.18	0.49
Net unrealized and realized gain (loss) (2)	0.30	0.16	0.31
Net increase (decrease) in net assets resulting from operations	0.85	2.34	0.80
Distributions from net investment income (3)	(0.51)	(1.55)	(0.46)
Distributions from net realized gains (3)	—	—	—
Net increase (decrease) in net assets from shareholders' distributions	(0.51)	(1.55)	(0.46)
Early repurchase deduction fees (7)	—	—	—
Total increase (decrease) in net assets	0.34	0.79	0.34
Net asset value, end of period	$26.78	$26.78	$26.78
Shares outstanding, end of period	9,395,787	31,595,277	515
Total return based on NAV (4)	3.23%	9.18%	3.01%
Ratios:
Ratio of net expenses to average net assets (5)	8.20%	6.08%	9.01%
Ratio of net investment income to average net assets (5)	8.73%	10.60%	7.87%
Portfolio turnover rate	4.81%	11.74%	4.81%
Supplemental Data:
Net assets, end of period	$251,595	$846,050	$14
Asset coverage ratio	223.0%	223.0%	223.0%
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
(5)For the nine months ended September 30, 2025, amounts are annualized except for the capital gains incentive fee, management fee and income based incentive fee waivers, shareholder servicing and/or distribution fee waiver and excise tax expense. For the nine months ended September 30, 2025, the ratio of total Operating Expenses to average net assets was 8.32%, 8.10% and 9.15% on an annualized basis, excluding the effect of expense support/(recoupment), shareholder servicing and/or distribution fees waiver, and management fee and income based incentive fee waivers by the Adviser which represented 0.12%, 2.02% and 0.14% of average net assets for Class I Common Shares, Class D Common Shares and Class S Common Shares, respectively.
(6)Class I Common Shares and Class S Common Shares commenced operations on July 1, 2025.
(7)The per share amount rounds to less than 0.01 per share.

The following are the financial highlights for the nine months ended September 30, 2024:

Nine Months Ended September 30, 2024
Class D
Per Share Data:
Net asset value, beginning of period	$25.00
Net investment income (1)	1.78
Net unrealized and realized gain (loss) (2)	0.41
Net increase (decrease) in net assets resulting from operations	2.19
Distributions from net investment income (3)	(0.96)
Distributions from net realized gains (3)	—
Net increase (decrease) in net assets from shareholders' distributions	(0.96)
Early repurchase deduction fees	—
Total increase (decrease) in net assets	1.23
Net asset value, end of period	$26.23
Shares outstanding, end of period	21,390,284
Total return based on NAV (4)	8.81%
Ratios:
Ratio of net expenses to average net assets (5)	3.09%
Ratio of net investment income to average net assets (5)	13.77%
Portfolio turnover rate	6.69%
Supplemental Data:
Net assets, end of period	$561,141
Asset coverage ratio	504.3%
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

The following is information about the Company’s senior securities as of the dates indicated in the table below (dollar amounts in thousands):

	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
September 30, 2025	$542,552	2,229.8	—	N/A
December 31, 2024	$289,761	3,249.7	—	N/A
August 2028 Notes
September 30, 2025	$150,000	2,229.8	—	N/A
August 2030 Notes
September 30, 2025	$200,000	2,229.8	—	N/A

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

Note 11. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no additional subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the consolidated financial statements as of September 30, 2025, except as discussed below.

Subscriptions
The Company received $43.9 million of net proceeds relating to the issuance of Class I Common Shares, Class D Common Shares, and Class S Common Shares for subscriptions effective October 1, 2025.

The Company received $35.9 million of net proceeds relating to the issuance of Class I Common Shares, Class D Common Shares, and Class S Common Shares for subscriptions effective November 1, 2025.

Distributions Declarations

On October 27, 2025, the Company declared net distributions of $0.1380 per Class I Common Share, $0.1323 per Class D Common Share, and $0.1187 per Class S Common Share, all of which are payable on or about January 30, 2026 to shareholders of record as of October 31, 2025.

Financing Transactions

On November 5, 2025, the Company entered into a Commitment Increase Agreement (the “Commitment Increase Agreement”) with Crédit Agricole Corporate and Investment Bank, as assuming lender (the “Assuming Lender”), JPMorgan Chase Bank, N.A., as administrative agent and as issuing bank and Sumitomo Mitsui Banking Corporation, as issuing bank, pursuant to the Revolving Credit Agreement. The Commitment Increase Agreement provides for the Assuming Lender’s multicurrency commitment, thereby bringing the aggregate commitments of the lenders under the Revolving Credit Facility from $1,075 million to $1,125 million through the accordion feature in the Revolving Credit Facility. The accordion feature in the Revolving Credit Facility allows the Company, under certain circumstances, to increase the total size of the facility to a maximum aggregate commitment of $1,350 million.

Other

The Board of Trustees of the Company appointed Eric Smith as Chief Compliance Officer of the Company, effective as of October 9, 2025. Mr. Smith’s appointment coincides with the resignation, effective as of October 9, 2025, of Gregory MacCordy as the Chief Compliance Officer of the Company. Mr. MacCordy’s decision to resign was not the result of any disagreement relating to the Company’s operations, policies or practices.

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
Overview and Investment Framework
We are an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. Formed as a Delaware statutory trust on August 10, 2023, we are externally managed by the Adviser, which is responsible for determining the portfolio composition, making investment decisions, monitoring investments, performing due diligence on prospective portfolio companies and providing us with such other investment advisory and related services as may reasonably be required for the investment of capital. We have elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Code beginning with our tax year ended December 31, 2024, and we intend to operate in a manner so as to continue to qualify as a RIC in each taxable year thereafter.

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

On May 13, 2025, the SEC issued an order (the “Multi-Class Order”) granting the Company’s application for exemptive relief from sections 18(a)(2), 18(c), 18(i) and 61(a) of the 1940 Act. Under the terms of the Multi-Class Order, the Company is permitted to offer multiple classes of its common shares with varying sales loads and/or asset-based service and/or distribution fees. As of July 1, 2025, in reliance upon exemptive relief issued to the Company by the SEC, all of the Company’s outstanding Common Shares were converted into three separate classes, Class I Common Shares, Class D Common Shares and Class S Common Shares. All outstanding Common Shares immediately prior to the Share Class Conversion were subject to the same shareholder servicing and/or distribution fee as that applicable to the Class D Common Shares. Accordingly, for all periods prior to July 1, 2025, all share class activity for the existing common shares are presented under Class D Common Shares.

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

On July 1, 2025, BlackRock acquired the business and assets of HPS, with 100% of consideration paid in BlackRock equity. The HPS/BlackRock Transaction brings together BlackRock’s corporate and asset owner relationships with HPS’s diversified origination and capital flexibility and creates an integrated private credit franchise with approximately $280 billion in client assets, including $190 billion of private credit assets. BlackRock and HPS have formed a new private financing solutions business unit (“PFS”) led by Scott Kapnick, Scot French, and Michael Patterson, founding partners of HPS. This combined platform, which has more than 520 investment professionals and approximately 1,200 employees globally, offers broad capabilities across senior and junior credit solutions, asset-based finance, real estate, CLOs and GP-LP solutions. As part of the HPS/BlackRock Transaction, Scott Kapnick, Scot French, and Michael Patterson have joined BlackRock’s Global Executive Committee, and Scott Kapnick has been appointed as an observer to the BlackRock Board. The Adviser remains responsible for the investment activities of the Company. Colbert Cannon and Grishma Parekh resigned from the Board effective upon the closing of the HPS/Blackrock Transaction to comply with the Section 15(f) safe harbor provisions of the 1940 Act. Mr. Cannon and Ms. Parekh continue to serve in their existing roles at HPS and the Adviser and, with respect to Mr. Cannon, as a member of the Investment Committee of the Company. See “Risk Factors—Risks Related to the HPS/BlackRock Transaction—The HPS/BlackRock Transaction” for further details.
Key Components of Our Results of Operations
Investments
We focus primarily on senior secured loans and securities of private U.S. companies. Our level of investment activity (both the number of investments and the size of each investment) can and will vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to private companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the types of investments we make.

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

Portfolio and Investment Activity
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	As of and for the three months ended September 30,
	2025	2024
Total investments, beginning of period	$1,632,151	$501,527
New investments purchased	427,796	224,661
Payment-in-kind interest capitalized	6,333	1,910
Net accretion of discount on investments	1,956	1,172
Net realized gain (loss) on investments	(3,481)	(8)
Investments sold or repaid	(94,216)	(25,391)
Total investments, end of period	$1,970,539	$703,871
The following table presents certain selected information regarding our investment portfolio:

	September 30, 2025	December 31, 2024
Weighted average yield on debt and income producing investments, at amortized cost(1)	10.8%	11.2%
Weighted average yield on debt and income producing investments, at fair value(1)	10.7%	11.2%
Weighted average yield on total portfolio, at amortized cost(2)	9.7%	10.4%
Weighted average yield on total portfolio, at fair value(2)	9.6%	10.4%
Number of portfolio companies	183	94
Weighted average EBITDA(3)	$245	$182
Weighted average loan-to-value (“LTV”)(4)	49%	51%
Percentage of performing debt investments bearing a floating rate, at fair value	94.9%	94.4%
Percentage of performing debt investments bearing a fixed rate, at fair value	5.1%	5.6%
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
(3)Calculated with respect to all level 3 investments in the investment portfolio for which fair value is determined by the Adviser (in its capacity as the investment adviser of the Company, with assistance, at least quarterly, from a third-party valuation firm, and overseen by the Company’s Board), and excludes quoted assets and investments with no reported EBITDA or where EBITDA, in the Adviser’s judgment made in its discretion, was not a material component of the original investment thesis, such as LTV-based loans, NAV-based loans or reorganized equity. Weighted average EBITDA is weighted based on the fair value of the total applicable level 3 investments. Excludes investments on non-accrual status. Figures are derived from the most recent financial statements from portfolio companies.
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

Our investments consisted of the following:

	September 30, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$1,676,953	$1,687,530	84.45%	$870,389	$870,467	88.38%
Second lien debt	4,882	4,895	0.25	5,329	5,329	0.54
Other secured debt	68,325	68,437	3.42	17,911	17,960	1.82
Unsecured debt	18,537	19,316	0.97	16,624	17,385	1.77
Structured finance investments	15,573	15,522	0.78	—	—	—
Preferred equity	145,315	158,495	7.93	26,650	28,588	2.90
Other equity investments	40,954	44,001	2.20	45,662	45,225	4.59
Total	$1,970,539	$1,998,196	100.00%	$982,565	$984,954	100.00%
As of September 30, 2025 and December 31, 2024, the Company had certain investments in two and zero portfolio companies on non-accrual status, respectively. The following table shows the fair value of our performing and non-accrual debt and other income producing investments as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
	Fair Value	Percentage	Fair Value	Percentage
Performing debt and income producing investments	$1,787,933	99.66%	$912,649	100.00%
Non-accrual(1)	6,082	0.34	—	—
Total	$1,794,015	100.00%	$912,649	100.00%
(1)Investments on non-accrual represented 0.34% and 0.00% of amortized cost of total debt and other income producing investments as of September 30, 2025 and December 31, 2024, respectively.

The table below describes investments by industry composition based on fair value:

	September 30, 2025	December 31, 2024
Aerospace and Defense	7.05%	5.36%
Asset Based Lending and Fund Finance	0.92	1.66
Automobiles and Parts	1.55	0.49
Beverages	3.68	3.46
Chemicals	1.88	2.34
Construction and Materials	0.26	0.99
Consumer Services	0.95	1.77
Electricity	6.97	5.16
Finance and Credit Services	1.40	0.28
Food Producers	1.08	—
Gas, Water and Multi-utilities	0.42	0.48
General Industrials	2.41	4.13
Health Care Providers	9.82	9.83
Household Goods and Home Construction	0.10	0.24
Industrial Engineering	0.87	0.23
Industrial Metals and Mining	0.88	1.71
Industrial Support Services	6.16	7.89
Industrial Transportation	0.89	1.86
Investment Banking and Brokerage Services	4.45	3.81
Leisure Goods	0.97	—
Life Insurance	0.25	0.51
Media	2.29	4.85
Medical Equipment and Services	5.31	4.04
Non-Life Insurance	2.48	2.80
Personal Care, Drug and Grocery Stores	1.06	2.54
Personal Goods	1.57	2.65
Pharmaceuticals and Biotechnology	5.10	4.70
Real Estate Investment and Services	0.13	0.18
Retailers	3.67	5.98
Software and Computer Services	14.33	13.93
Structured Finance	0.78	—
Technology Hardware and Equipment	0.16	0.31
Telecommunications Equipment	0.79	2.11
Telecommunications Service Providers	2.85	—
Travel and Leisure	6.52	3.71
Total	100.00%	100.00%

The table below describes investments by geographic composition based on fair value:

	September 30, 2025	December 31, 2024
United States	85.36%	89.36%
United Kingdom	8.37	5.25
Austria	2.00	3.53
Canada	1.25	—
Spain	1.23	0.74
France	1.16	0.58
Australia	0.47	0.23
Taiwan	0.16	0.31
Belgium	0.01	—
Germany	(0.01)	—
Total	100.00%	100.00%

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
•attendance at and participation in board meetings or presentations by portfolio companies; and
•review of monthly and quarterly financial statements and financial projections of portfolio companies.

Results of Operations
The following table represents our operating results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total investment income	$45,187	$18,891	$115,322	$38,605
Net expenses	23,685	1,455	39,719	9,021
Net investment income before excise tax	21,502	17,436	75,603	29,584
Excise tax expense	179	337	975	337
Net investment income after excise tax	21,323	17,099	74,628	29,247
Net realized gain (loss)	(6,411)	102	(11,003)	299
Net change in unrealized appreciation (depreciation)	18,540	232	18,746	2,508
Net increase (decrease) in net assets resulting from operations	$33,452	$17,433	$82,371	$32,054

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.
Investment Income
Investment income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income	$37,902	$16,364	$97,817	$32,950
Payment-in-kind interest income	6,900	2,514	15,738	5,638
Dividend income	—	—	1,195	—
Other income	385	13	572	17
Total investment income	$45,187	$18,891	$115,322	$38,605
Total investment income increased to $45.2 million for the three months ended September 30, 2025 from $18.9 million for the same period in the prior year, primarily driven by our deployment of capital and the increased balance of our investments. The size of our portfolio at fair value was $1,998.2 million and our weighted average yield on debt and income producing securities at fair value was 10.7%.
Total investment income increased to $115.3 million for the nine months ended September 30, 2025 from $38.6 million for the same period in the prior year, primarily driven by our deployment of capital, the increased balance of our investments and by increased dividend income.
For the three months ended September 30, 2025 and 2024, PIK income represented 15.3% and 13.3% of total investment income, respectively. We expect that PIK income will vary based on the elections of certain borrowers.

For the nine months ended September 30, 2025 and 2024, PIK income represented 13.6% and 14.6% of total investment income, respectively. We expect that PIK income will vary based on the elections of certain borrowers.

Expenses
Expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest expense	$12,373	$1,742	$27,785	$8,937
Management fees	3,311	1,629	8,554	2,540
Income based incentive fee	4,110	2,050	10,804	3,389
Capital gains incentive fee	1,818	50	1,161	421
Shareholder servicing and/or distribution fees
Class D	522	328	1,526	513
Class S	—	—	—	—
Professional fees	727	268	1,930	742
Board of Trustees’ fees	99	74	258	215
Administrative service expenses	371	363	1,362	706
Other general & administrative	640	361	1,805	871
Organization expenses	—	—	—	150
Amortization of continuous offering costs	88	452	624	833
Excise tax expense	179	337	975	337
Total expenses (including excise tax expense)	24,238	7,654	56,784	19,654
Expense Support	(374)	(1,855)	(3,691)	(3,854)
Shareholder servicing and/or distribution fees waived	—	(328)	(462)	(513)
Management fees waived	—	(1,629)	(5,243)	(2,540)
Income based incentive fees waived	—	(2,050)	(6,694)	(3,389)
Net expenses (including excise tax expense)	$23,864	$1,792	$40,694	$9,358
Interest Expense

Total interest expense (including unused fees and amortization of deferred financing costs and debt issuance costs) increased to $12.4 million for the three months ended September 30, 2025 from $1.7 million for the same period in the prior year, primarily driven by increased borrowings and issuance of unsecured notes. The average principal debt outstanding increased to $726.0 million for the three months ended September 30, 2025 from $53.2 million for the same period in the prior year.

Total interest expense (including unused fees and amortization of deferred financing costs and debt issuance costs) increased to $27.8 million for the nine months ended September 30, 2025 from $8.9 million for the same period in the prior year, primarily driven by increased borrowings and issuance of unsecured notes. The average principal debt outstanding increased to $541.8 million for the nine months ended September 30, 2025 from $52.4 million for the same period in the prior year.
Management Fees

Management fees increased to $3.3 million for the three months ended September 30, 2025 from $1.6 million for the same period in the prior year primarily due to an increase in net assets. Management fees increased to $8.6 million for the nine months ended September 30, 2025 from $2.5 million for the same period in the prior year primarily due to an increase in net assets. Management fees are payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month. The Adviser agreed to waive its base management fee from the Initial Closing through June 30, 2025.
Income Based Incentive Fees

Income based incentive fees increased to $4.1 million for the three months ended September 30, 2025 from $2.1 million for the same period in the prior year primarily due to our deployment of capital and an increase in Pre-Incentive Fee Net Investment Income Returns. Income based incentive fees increased to $10.8 million for the nine months ended September 30, 2025 from $3.4 million for the same period in the prior year primarily due to our deployment of capital and an increase in Pre-Incentive Fee Net Investment Income Returns. The Adviser agreed to waive its income based incentive fee from the Initial Closing through June 30, 2025.
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
Capital gains based incentive fees were $1.8 million for the three months ended September 30, 2025, as compared to $0.1 million for the same period in the prior year primarily due to net unrealized gains on investments, none of which were payable under the Investment Advisory Agreement. Capital gains based incentive fees were $1.2 million for the nine months ended September 30, 2025, as compared to $0.4 million for the same period in the prior year primarily due to net unrealized gains on investments, none of which were payable under the Investment Advisory Agreement. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.
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
Total other expenses increased to $1.9 million for the three months ended September 30, 2025, from $1.5 million for the same period in the prior year, primarily driven by an increase of professional fees and other general & administrative expenses due to servicing a growing portfolio.
Total other expenses increased to $6.0 million for the nine months ended September 30, 2025, from $3.5 million for the same period in the prior year primarily driven by an increase of professional fees, administrative service expenses and other general & administrative expenses due to servicing a growing portfolio.

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

Shareholder servicing and/or distributions fees increased to $0.5 million for the three months ended September 30, 2025 from $0.3 million for the same period in the prior year primarily due to an increase in shares outstanding. Shareholder servicing and/or distribution fees increased to $1.5 million for the nine months ended September 30, 2025 from $0.5 million for the same period in the prior year primarily due to an increase in shares outstanding.

Under the terms of the Prior Administration Agreement, the Administration Agreement, the Prior Investment Advisory Agreement and the Investment Advisory Agreement, we reimburse the Administrator and Adviser, respectively, for services performed for us. In addition, pursuant to the terms of these agreements, the Administrator and Adviser may delegate its obligations under these agreements to an affiliate or to a third party and we reimburse the Administrator and Adviser for any services performed for us by such affiliate or third party. For the three months ended September 30, 2025, the Administrator charged $0.4 million, as compared to $0.4 million for the same period in the prior year, for certain costs and expenses allocable to the Company under the terms of the Administration

Agreement. For the nine months ended September 30, 2025, the Administrator charged $1.4 million, an increase from $0.7 million for the same period in the prior year, for certain costs and expenses allocable to the Company under the terms of the Administration Agreement.

We entered into an Expense Support Agreement with the Adviser. For additional information see “Note 3. Fees, Expenses, Agreements and Related Party Transactions” to the consolidated financial statements.
Income Taxes, Including Excise Taxes
We have elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Code beginning with our tax year ended December 31, 2024, and we intend to operate in a manner so as to continue to qualify as a RIC in each taxable year thereafter. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income (if any) for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieve us from corporate-level U.S. federal income taxes.
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
For the three and nine months ended September 30, 2025, we incurred U.S. federal excise tax of $0.2 million and $1.0 million, respectively. For the three and nine months ended September 30, 2024, we incurred $0.3 million and $0.3 million of U.S. federal excise tax, respectively.

Net Realized Gain (Loss)

Net realized gains and losses were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Non-controlled/non-affiliated investments	$(3,481)	$(7)	$(4,061)	$(6)
Foreign currency forward contracts	(2,896)	—	(6,905)	35
Foreign currency transactions	(34)	109	(37)	270
Net realized gain (loss)	$(6,411)	$102	$(11,003)	$299

For the three months ended September 30, 2025, we generated net realized gains (losses) on investments of $(3.5) million, primarily driven by realized losses of $(3.4) million on the restructuring of a private debt investment (New Era Technology, Inc.). We generated realized losses of $(2.9) million on foreign currency forwards contracts, primarily as a result of fluctuations in the EUR exchange rate, which was largely offset by unrealized gains on foreign currency as described below.

For the nine months ended September 30, 2025, we generated net realized gains (losses) on investments of $(4.1) million, primarily driven by realized losses of $(3.7) million on the restructuring of private debt investments (realized loss of $(0.3) million on Lasko Operating Holdings, LLC and of $(3.4) million on New Era Technology, Inc.) and net realized losses of $(0.3) million primarily from the sale of syndicated loans. We generated realized losses of $(6.9) million on foreign currency forwards contracts, primarily as a result of fluctuations in the EUR and GBP exchange rates, which was largely offset by unrealized gains on foreign currency as described below.

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

Net Change in Unrealized Appreciation (Depreciation)

Net change in unrealized appreciation (depreciation) was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Non-controlled/non-affiliated investments	$12,831	$2,331	$25,250	$4,031
Non-controlled/affiliated investments	18	—	18	—
Foreign currency forward contracts	5,637	(2,099)	(4,243)	(1,523)
Translation of assets and liabilities in foreign currencies	54	—	(2,279)	—
Net change in unrealized appreciation (depreciation)	$18,540	$232	$18,746	$2,508

For the three months ended September 30, 2025, the change in unrealized appreciation (depreciation) on the investment portfolio was $14.8 million (excluding the impact of foreign currency) due to spread tightening in the private credit markets, which was offset by foreign currency unrealized losses of $(1.9) million on investments (included in unrealized gains on non-controlled/non-affiliated investments) primarily as a result of fluctuations in the EUR and GBP exchange rates. The remaining $5.7 million of the net unrealized appreciation (depreciation) represents the net unrealized gains as a result of foreign currency fluctuations impacting the value of our foreign currency forward contracts, foreign debt and cash balances.
For the nine months ended September 30, 2025, the change in unrealized appreciation (depreciation) on the investment portfolio was $11.8 million (excluding the impact of foreign currency) due to spread tightening in the private credit markets and foreign currency unrealized gains of $13.5 million on investments (included in unrealized gains on non-controlled/non-affiliated investments) primarily as a result of fluctuations in the EUR and GBP exchange rates. The remaining $(6.5) million of the net unrealized appreciation (depreciation) represents the net unrealized losses as a result of foreign currency fluctuations impacting the value of our foreign currency forward contracts, foreign debt and cash balances.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Realized gain/(losses) on:
Investments	$1	$2	$3	$3
Foreign currency forward contracts	(2,896)	—	(6,905)	35
Translation of assets and liabilities in foreign currencies	(34)	109	(37)	270
Net realized gains/(losses)	$(2,929)	$111	$(6,939)	$308

Unrealized gain/(losses) on:
Investments	$(1,942)	$2,078	$13,474	$1,474
Foreign currency forward contracts	5,637	(2,099)	(4,243)	(1,523)
Translation of assets and liabilities in foreign currencies	54	—	(2,279)	—
Net unrealized gains/(losses)	$3,749	$(21)	$6,952	$(49)
Net realized and unrealized gains/(losses):	$820	$90	$13	$259

For the three and nine months ended September 30, 2025, the net realized and unrealized gains/(losses) on foreign currency fluctuations impacting the value of the investment portfolio, foreign currency forward contracts, and foreign debt and cash balances was $0.8 million and $0.0 million, respectively. When we are hedging foreign currency exposure through forward contracts and the local currency base rate (i.e., funding cost) is lower or higher than our functional currency, there is positive or negative “carry” embedded in the forward contract. For the three and nine months ended September 30, 2025, the net gains on foreign currency were driven primarily by the positive carry from base rate differentials on forward contracts for local currencies versus the U.S. Dollar.
For the three and nine months ended September 30, 2024, the net realized and unrealized gains/(losses) on foreign currency fluctuations impacting the value of the investment portfolio, foreign currency forward contracts, and foreign debt and cash balances was $0.1 million and $0.3 million, respectively.

Interest Rate Swaps

We use interest rate swaps to mitigate interest rate risk associated with our fixed rate liabilities. We have designated certain interest rate swaps to be in a hedge accounting relationship. See “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements - Note 2. Significant Accounting Policies” for additional disclosure regarding our accounting for derivative instruments designated in a hedge accounting relationship. See our schedule of investments for additional disclosure regarding these derivative instruments. See “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 7. Borrowings” for additional disclosure regarding the carrying value of our debt.
Financial Condition, Liquidity and Capital Resources
We generate cash primarily from the net proceeds of our continuous offering of Common Shares, proceeds from net borrowings on our credit facility, unsecured note issuances, short-term borrowings, income earned and repayments on principal on our investments. The primary uses of our cash and cash equivalents are for (i) originating and purchasing investments, (ii) funding the costs of our operations (including fees paid to our Adviser and expense reimbursements paid to our Administrator), (iii) debt service, repayment and other financing costs of our borrowings, (iv) funding repurchases under our share repurchase program and (v) cash distributions to our shareholders.
As of September 30, 2025, we had one corporate-level revolving credit facility and unsecured note issuances. As of December 31, 2024, we had one corporate-level revolving credit facility. From time to time, we may enter into additional credit facilities, increase the size of our existing credit facilities and/or issue debt securities, including unsecured notes. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of September 30, 2025 and December 31, 2024, we had an aggregate amount of $892.6 million and $289.8 million, respectively, of debt outstanding and our asset coverage ratio was 223.0% and 325.0%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage.
Cash and cash equivalents as of September 30, 2025, taken together with our $532.4 million of available capacity under our credit facility (subject to borrowing base availability) and the continuous offering of our Common Shares is expected to be sufficient for our investing activities and to conduct our operations in the near term and for the foreseeable future. This determination is based in part on our expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of our Common Shares and the use of existing and future financing arrangements. As of September 30, 2025, we had significant amounts payable and commitments for existing and new investments, which we planned to fund using available borrowing capacity under our credit facility. Additionally, we held $321.0 million of Level 2 investments as of September 30, 2025, which could provide additional liquidity if necessary.
Although we have historically been able to obtain sufficient borrowing capacity, any disruption in the financial markets or any other negative economic development could restrict our access to financing in the future. We may not be able to find new financing for future investments or liquidity needs and, even if we are able to obtain such financing, such financing may not be on as favorable terms as we could have obtained in the past. These factors may limit our ability to make new investments and adversely impact our results of operations.

As of September 30, 2025, we had $27.3 million in cash and cash equivalents. During the nine months ended September 30, 2025, cash used in operating activities was $912.4 million, primarily as a result of funding portfolio investments of $1,146.3 million, partially offset by proceeds from sale of investments and principal repayments of $173.6 million and other operating uses of $60.3 million. Cash provided by financing activities was $929.4 million during the period, primarily as a result of new share issuances related to $393.0 million of subscriptions and net borrowings of $600.5 million.

Equity
The following table summarizes transactions in Common Shares during the three months ended September 30, 2025:

	Shares	Amount
CLASS I
Subscriptions	557,524	$14,838
Share transfers between classes	8,838,263	233,869
Distributions reinvested	—	—
Share repurchases	—	—
Early repurchase deduction	—	0
Net increase (decrease)	9,395,787	$248,707
CLASS D
Subscriptions	3,287,970	$87,312
Share transfers between classes	(8,838,778)	(233,883)
Distributions reinvested	467,051	12,349
Share repurchases	(105,214)	(2,817)
Early repurchase deduction	—	0
Net increase (decrease)	(5,188,971)	$(137,039)
CLASS S
Subscriptions	—	$—
Share transfers between classes	515	14
Distributions reinvested	—	—
Share repurchases	—	—
Early repurchase deduction	—	0
Net increase (decrease)	515	$14
Total net increase (decrease)	4,207,331	$111,682

The following table summarizes transactions in Common Shares during the nine months ended September 30, 2025:

	Shares	Amount
CLASS I
Subscriptions	557,524	$14,838
Share transfers between classes	8,838,263	233,869
Distributions reinvested	—	—
Share repurchases	—	—
Early repurchase deduction	—	0
Net increase (decrease)	9,395,787	$248,707
CLASS D
Subscriptions	14,389,133	$378,143
Share transfers between classes	(8,838,778)	(233,883)
Distributions reinvested	1,471,840	38,544
Share repurchases	(511,203)	(13,551)
Early repurchase deduction	—	0
Net increase (decrease)	6,510,992	$169,253
CLASS S
Subscriptions	—	$—
Share transfers between classes	515	14
Distributions reinvested	—	—
Share repurchases	—	—
Early repurchase deduction	—	0
Net increase (decrease)	515	$14
Total net increase (decrease)	15,907,294	$417,974

The following table summarizes transactions in Common Shares during the three months ended September 30, 2024:

	Shares	Amount
CLASS D
Subscriptions	5,676,677	$148,052
Share transfers between classes	—	—
Distributions reinvested	112,139	2,911
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	5,788,816	$150,963

The following table summarizes transactions in Common Shares during the nine months ended September 30, 2024:

	Shares	Amount
CLASS D
Subscriptions	21,278,045	$542,980
Share transfers between classes	—	—
Distributions reinvested	112,139	2,911
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	21,390,184	$545,891

Distributions and Distribution Reinvestment

The following table summarizes our distributions declared and payable for the nine months ended September 30, 2025 (dollar amounts in thousands, except per share amounts):

		Class I
Declaration Date	Payment Date	Base Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
July 23, 2025	October 31, 2025	$0.1380	$—	$0.1380	$1,098
August 26, 2025	October 31, 2025	0.1380	—	0.1380	1,136
September 24, 2025	October 29, 2025	0.1380	—	0.1380	1,297
September 24, 2025	October 31, 2025	—	0.1000	0.1000	940
Total		$0.4140	$0.1000	$0.5140	$4,471

		Class D
Declaration Date	Payment Date	Base Distribution Per Share(1)	Special Distribution Per Share	Total Distribution Per Share(1)	Distribution Amount
January 29, 2025	April 30, 2025	$0.1340	$—	$0.1340	$3,620
February 26, 2025	April 30, 2025	0.1340	—	0.1340	3,777
March 27, 2025	April 28, 2025	0.1340	—	0.1340	4,142
March 27, 2025	April 30, 2025	—	0.1000	0.1000	3,091
April 25, 2025	July 31, 2025	0.1326	—	0.1326	4,562
May 28, 2025	July 31, 2025	0.1324	—	0.1324	4,814
June 24, 2025	July 29, 2025	0.1326	—	0.1326	4,931
June 24, 2025	July 31, 2025	—	0.1500	0.1500	5,579
July 23, 2025	October 31, 2025	0.1324	—	0.1324	4,025
August 26, 2025	October 31, 2025	0.1324	—	0.1324	4,178
September 24, 2025	October 29, 2025	0.1325	—	0.1325	4,200
September 24, 2025	October 31, 2025	—	0.1000	0.1000	3,170
Total		$1.1969	$0.3500	$1.5469	$50,089

		Class S
Declaration Date	Payment Date	Base Distribution Per Share(1)	Special Distribution Per Share	Total Distribution Per Share(1)	Distribution Amount
July 23, 2025	October 31, 2025	$0.1189	$—	$0.1189	$0
August 26, 2025	October 31, 2025	0.1188	—	0.1188	0
September 24, 2025	October 29, 2025	0.1194	—	0.1194	0
September 24, 2025	October 31, 2025	—	0.1000	0.1000	0
Total		$0.3571	$0.1000	$0.4571	$0
(1) Base distributions per share are net of shareholder servicing and/or distribution fees. The Managing Dealer agreed to waive the shareholder servicing and/or distribution fee from the Initial Closing through March 31, 2025.

The following table summarizes our distributions declared and payable for the nine months ended September 30, 2024 (dollar amounts in thousands, except per share amounts):

		Class D
Declaration Date	Payment Date	Base Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
April 30, 2024	July 31, 2024	$0.1000	$—	$0.1000	$883
May 29, 2024	July 31, 2024	0.1310	—	0.1310	1,634
June 26, 2024	July 31, 2024	0.1320	—	0.1320	2,059
July 24, 2024	October 31, 2024	0.1320	—	0.1320	2,430
August 27, 2024	October 31, 2024	0.1330	—	0.1330	2,678
September 26, 2024	October 28, 2024	0.1330	—	0.1330	2,845
September 26, 2024	October 31, 2024	—	0.2000	0.2000	4,278
Total		$0.7610	$0.2000	$0.9610	$16,807
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
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that we declared on our Common Shares during the nine months ended September 30, 2025:

	Class I		Class D		Class S
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.5140	$4,471	$1.5469	$50,089	$0.4571	$0
Net realized gains	—	—	—	—	—	—
Total	$0.5140	$4,471	$1.5469	$50,089	$0.4571	$0
The following table reflects the sources of cash distributions on a U.S. GAAP basis that we declared on our Common Shares during the nine months ended September 30, 2024:

	Class D
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

The following table summarizes the share repurchase completed during the nine months ended September 30, 2025:

Repurchase Deadline Request	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Purchased(1)
May 30, 2025	5.00%	June 30, 2025	$10,734	405,989	1.31%
August 29, 2025	5.00%	September 30, 2025	$2,817	105,214	0.29%

(1)Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.
(2)Amounts not inclusive of Early Repurchase Deduction, if applicable.

There were no share repurchases for the quarter ended March 31, 2025. There were no share repurchases during the nine months ended September 30, 2024.

Borrowings
Our outstanding debt obligations were as follows:

	September 30, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion(1)	Amount Available(2)
Revolving Credit Facility(3)	$1,075,000	$542,552	$542,552	$532,448	$532,448
August 2028 Notes(4)	150,000	150,000	149,688	—	—
August 2030 Notes(4)	200,000	200,000	200,026	—	—
Total	$1,425,000	$892,552	$892,266	$532,448	$532,448

	December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion(1)	Amount Available(2)
Revolving Credit Facility(3)	$650,000	$289,761	$289,761	$360,239	$360,239
Total	$650,000	$289,761	$289,761	$360,239	$360,239
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to the Revolving Credit Facility’s borrowing base.
(3)The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of September 30, 2025 and December 31, 2024, the Company had outstanding borrowings denominated in the following non-USD currencies.

	September 30, 2025
	Australian Dollars (AUD)		Euros (EUR)	British Pounds (GBP)
Revolving Credit Facility	A$	10,203	€31,746	£9,299

	December 31, 2024
	Euros (EUR)	British Pounds (GBP)
Revolving Credit Facility	€8,078	£9,299

(4)As of September 30, 2025, the carrying value of the Company's Unsecured Notes are presented net of unamortized debt issuance costs, in the below table. Additionally, the carrying value of the Company's Unsecured Notes includes the increase (decrease) in the notes carrying value as a result of the qualifying fair value hedge relationship as disclosed in the below table, and as further described above.

	Unamortized Debt Issuance Costs	Change in the Notes Carrying Value as a Result of the Qualifying Fair Value Hedge Relationship
August 2028 Notes	$(811)	$499
August 2030 Notes	(1,101)	1,127
Total	$(1,912)	$1,626

A summary of our contractual payment obligations under our Revolving Credit Facility and unsecured notes as of September 30, 2025, is as follows:

	September 30, 2025
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$542,552	$—	$—	$542,552	$—
August 2028 Notes	150,000	—	150,000	—	—
August 2030 Notes	200,000	—	—	200,000	—
Total	$892,552	$—	$150,000	$742,552	$—
For additional information on our debt obligations see "Note 7. Borrowings” to the consolidated financial statements.
Off-Balance Sheet Arrangements
Portfolio Company Commitments
Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2025 and December 31, 2024, we had unfunded delayed draw term loans, revolvers and preferred equity with an aggregate principal amount of $228.9 million and $85.4 million, respectively.

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
Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At September 30, 2025, management is not aware of any material pending or threatened litigation.
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
Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ materially.

For a description of our critical accounting policies, see “Note 2. Significant Accounting Policies in our consolidated financial statements included in this report. We consider the most significant accounting policies to be those related to our Investments, Revenue Recognition, Distributions, and Income Taxes. We consider the most significant critical estimate to be the fair value measurement of investments. The critical accounting policies and estimates should be read in connection with our risk factors listed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2024.
Investments and Fair Value Measurements
Consistent with GAAP and the 1940 Act, we conduct a valuation of our investments, pursuant to which our NAV is determined. Our investments are valued on a quarterly basis, or more frequently if required under the 1940 Act. The determination of fair value involves subjective judgments and estimates. The majority of investments are not quoted or traded in an active market, and as such, their fair values are determined using valuation techniques, primarily discounted cash flows, and to a lesser extent, market multiples and recent comparable transactions. The most significant inputs in applying the discounted cash flow approach and the market multiples approach are the selected discount rates and multiples, respectively. The selection of these inputs is based on a combination of factors that are specific to the underlying portfolio companies such as financial performance and certain factors that are observable in the market, such as current interest rates. Accordingly, the notes to our consolidated financial statements express the uncertainty with respect to the possible effect of these valuations, and any change in these valuations on the consolidated financial statements. For further details of our investments and fair value measurement accounting policy, see “Note 2. Significant Accounting Policies—Investments” and “Note 5. Fair Value Measurements”.
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
As of September 30, 2025, 94.9% of our performing debt investments at fair value were at floating rates. Additionally, we entered into interest rate swaps with certain of our Unsecured Notes in order to align the interest rates of our liabilities with our investment portfolio. Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2025, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments) and assuming no changes in our investment and borrowing structure:

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$51,737	$(26,777)	$24,960
Up 200 basis points	$34,491	$(17,851)	$16,640
Up 100 basis points	$17,246	$(8,926)	$8,320
Down 100 basis points	$(17,213)	$8,926	$(8,287)
Down 200 basis points	$(33,163)	$17,851	$(15,312)
Down 300 basis points	$(47,292)	$26,777	$(20,515)
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
(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.

In addition to the other information set forth in this quarterly report on Form 10-Q and set forth below, you should carefully consider the risk factors set forth in “Item 1A Risk Factors” in our annual report on Form 10‑K for the year ended December 31, 2024 and our quarterly report on Form 10-Q for the period ended June 30, 2025, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes during the three months ended September 30, 2025 to the risk factors set forth in Part 1. Item 1A “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2024, and our quarterly report on Form 10-Q for the period ended June 30, 2025.

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

The following table sets forth information regarding repurchases of our common shares during the nine months ended September 30, 2025 (dollars in thousands):

Offer Date	Repurchase Deadline Request	Purchase Price per Share	Number of Shares Repurchased (all classes)	Amount Repurchased (all classes)
May 1, 2025	May 30, 2025	$26.44	405,989	1.31%
August 1, 2025	August 29, 2025	$26.78	105,214	0.29%

There were no share repurchases for the quarter ended March 31, 2025.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.
Item 5. Other Information.

During the fiscal quarter ended September 30, 2025, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 6. Exhibits.

Exhibit Number	Description of Exhibits
3.1	Second Amended and Restated Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 814-01715), filed on April 11, 2024).

10.1
Investment Advisory Agreement, dated as of July 1, 2025, by and between the Company, and the Adviser (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01715), filed on July 1, 2025).

10.2
Managing Dealer Agreement, dated as of July 1, 2025, by and between the Company, and the Managing Dealer (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 814-01715), filed on July 1, 2025).

10.3
Administration Agreement, dated as of July 1, 2025, by and between the Company, and the Administrator (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 814-01715), filed on July 1, 2025).

10.4
Commitment Increase Agreement, dated as of August 7, 2025, by and among the Company, Natixis, New York Branch, as increasing lender and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01715), filed on August 8, 2025).

10.5
Master Note Purchase Agreement, dated August 13, 2025, by and among the Company and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01715), filed on August 13, 2025).

10.6
Commitment Increase Agreement, dated as of September 26, 2025, by and among the Company, Wells Fargo Bank, National Association, as assuming lender, Goldman Sachs Bank USA, as increasing lender, JPMorgan Chase Bank, N.A., as administrative agent and as issuing bank and Sumitomo Mitsui Banking Corporation, as issuing bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01715), filed on September 26, 2025).

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

HPS Corporate Capital Solutions Fund

November 14, 2025	/s/ Michael Patterson
Michael Patterson
Chief Executive Officer

November 14, 2025	/s/ Robert Busch
Robert Busch
Chief Financial Officer