Form 10-K
period 2025-12-31
HPS Corporate Capital Solutions Fund
filed 2026-03-24
CIK 1989817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-K
_____________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

As of December 31, 2025, there was no established public market for the Registrant’s common shares of beneficial interest ("Common Shares").

The Registrant’s Common Shares, $0.01 par value per share, outstanding as of March 17, 2026, was 11,897,386, 36,222,639 and 515 of Class I, Class D and Class S common shares, respectively. Common Shares outstanding exclude March 1, 2026 subscriptions since the issuance price is not yet finalized at the date of this filing.

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
•risks associated with the demand for liquidity under our share repurchase program and the continued approval of quarterly tender offers by the Board of Trustees (the “Board” or the “Board of Trustees”);
•actual and potential conflicts of interest with HPS Advisors, LLC (the “Adviser”) or any of its affiliates;
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

Risks Related to Our Business and Structure
•We are Dependent on the Investment Team.
•An Investment in Us is Illiquid and There are Restrictions on Withdrawal.
•There Can be No Assurance We Will be Able to Obtain Leverage.
•We are Subject to Risks Relating to Use of Leverage.
•We are Subject to Risks Relating to Obtaining a Rating from One or More Credit Rating Agencies.
•The Adviser May be Required to Expedite Investment Decisions.
•We are Subject to Risks Relating to Portfolio Valuation.
•We are Subject to Risks Relating to Lack of Diversification.
•We are Subject to Risks Relating to the Timing of Realization of Investments.
•We are Subject to Risks Associated with Sourcing, Operating or Joint Venture Partners.
•We are Subject to Risks Relating to Distributions.
•The Board has the Discretion to Not Repurchase Common Shares, to Suspend the Share Repurchase Program, and to Cease Repurchases.
•We Face Risks Associated With the Deployment of Capital.
•We May Operate in Periods of Capital Markets Disruption, Significant Volatility and Economic Uncertainty.
•We are Exposed to Risks Associated With Changes in Interest Rates, Including the Current Elevated Interest Rate Environment.

Risks Relating to Our Investments
•Our NAV May Be Subject to Greater Volatility Than Other BDCs that Solely Focus on Current Income Generation.
•Our Portfolio Companies May be Highly Leveraged.
•We are Subject to Risks Due to Our Reliance on Portfolio Company Management.
•We May Be Subject to Risks Due to Not Holding Controlling Equity Interests in Portfolio Companies.
•We are Subject to Risks Relating to Defaults by Portfolio Companies.
•We are Subject to Risks Relating to Third Party Litigation.
•Economic Conditions May Have Adverse Effects on Us and the Portfolio Companies.
•We are Subject to Risks Associated with Investments in Original Issue Discount and Payment-In-Kind Instruments.
•We are Subject to Risks Relating to Senior Secured Debt and Unitranche Debt.
•We are Subject to Risks Relating to Subordinated Loans.
•We Invest in Loans with Limited Amortization Requirements.
•We are Subject to Risks Relating to Potential Early Redemption of Some Investments.
•We are Subject to Risks of Investments in Certain Countries.
•We are Subject to Risks Associated with Management of Distressed Investments.

Risks Related to Certain Regulatory and Tax Matters
•We are Subject to Risks Relating to Regulations Governing Our Operation as a BDC.
•We Must Invest a Sufficient Portion of Assets in Qualifying Assets.
•We Will Incur Significant Costs as a Result of Having Securities Registered under the Exchange Act.
•We are Subject to Risks Relating to General Data Protection Regulations.

Federal Income Tax Risks
•We are Subject to RIC Qualification Risks.
•We May Experience Difficulty with Paying Required Distributions.
•Some Investments May be Subject to Corporate-Level Income Tax.
Website Disclosure

We use our website (www.hcapbdc.com) as a channel of distribution of company information. The information we post through this channel may be deemed material. Accordingly, investors should monitor this channel, in addition to following our press releases, SEC filings and webcasts. The contents of our website are not, however, a part of this report.

PART I

Item 1. Business.

Our Company

HPS Corporate Capital Solutions Fund was formed on August 10, 2023, as a Delaware statutory trust. We seek to invest primarily in newly originated, privately negotiated senior secured debt and, to a lesser extent, junior capital of upper middle market or larger scale companies predominantly in the U.S. Our investment objective is to produce attractive, risk adjusted returns in the form of current income and long-term capital appreciation. We are a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). As a non-diversified investment company within the meaning of the 1940 Act, we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. We are externally managed by our adviser, HPS Advisors, LLC (the “Adviser”), a wholly-owned subsidiary of HPS Investment Partners, LLC (the “Administrator” or “HPS”). HPS is a part of BlackRock, one of the world’s leading providers of investment, advisory, and risk management solutions. We have elected to be treated for federal income tax purposes as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with our tax year ended December 31, 2024, and we intend to operate in a manner so as to continue to qualify as a RIC in each taxable year thereafter.

We are a privately placed, perpetual-life BDC, which is a BDC whose shares are not listed for trading on a stock exchange or other securities market. We use the term “perpetual-life BDC” to describe an investment vehicle of indefinite duration, whose common shares of beneficial ownership are intended to be sold on a continuous basis at regular frequency by the BDC at a price generally equal to the BDC’s net asset value (“NAV”) per share. Our common shares of beneficial ownership (the “Common Shares”) described herein have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), the securities laws of any other state or the securities laws of any other jurisdiction. Our Common Shares are being offered and sold under the exemptions from registration under the Securities Act under Regulation D and Regulation S. Each purchaser will be required to represent that it is (i) either an “accredited investor” as defined in Rule 501 of Regulation D under the Securities Act or, in the case of Common Shares sold outside the United States, not a “U.S. person” in accordance with Regulation S of the Securities Act and (ii) acquiring the Common Shares purchased by it for investment and not with a view to resale or distribution.

As of July 1, 2025, in reliance upon exemptive relief issued to us by the Securities and Exchange Commission (the “SEC”), all of our outstanding Common Shares were converted into three separate classes (the “Share Class Conversion”); Class I common shares (“Class I Common Shares”), Class D common shares (“Class D Common Shares”) and Class S common shares (“Class S Common Shares”). All outstanding Common Shares immediately prior to the Share Class Conversion were subject to the same shareholder servicing and/or distribution fee as those applicable to the Class D Common Shares. Accordingly, for all periods prior to July 1, 2025, all share class activities for the existing Common Shares are presented under Class D Common Shares.

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

We have and intend to continue to use leverage to seek to enhance our returns. Our leverage levels will vary over time in response to general market conditions, the size and composition of our investment portfolio and the views of our Adviser and the Board. We expect that our debt-to-equity ratio will generally range between 0.5x and 1.0x. While our leverage employed may be greater or less than these levels from time to time, we are subject to the limitations set forth in the 1940 Act, which currently allows us to borrow up to a 2:1 debt to equity ratio. Our leverage may take the form of revolving or term loans from financial institutions, secured or unsecured bonds, or securitization of portions of our investment portfolio via collateralized loan obligations or preferred shares. When determining whether to borrow money and assessing the various borrowing structure alternatives, we analyze the maturity, rate structure and covenant package of the proposed borrowings in the context of our investment portfolio, pre-existing borrowings and market outlook. The use of leverage magnifies returns, including losses. See “Risk Factors - We are Subject to Risks Relating to the Use of Leverage.”

Subscriptions to purchase our Common Shares may be made on an ongoing basis, but investors currently may only purchase our Common Shares pursuant to accepted monthly subscription orders effective as of the first calendar day of each month.

We are currently offering our Common Shares under the exemptions from registration under the Securities Act under Regulation D and Regulation S. We expect to offer to sell any combination of three classes of Common Shares: Class I Common Shares, Class D Common Shares and Class S Common Shares. The share classes have different ongoing shareholder servicing and/or distribution fees. The initial purchase price for our Common Shares was $25.00 per share. Thereafter, the purchase price per share for each class of Common Shares will equal the NAV per share, as of the last calendar day of the month immediately prior to the effective date of the share purchase. HPS Securities, LLC (the “Managing Dealer”) and the participating brokers will use their best efforts to sell the shares but are not obligated to purchase or sell any specific amount of shares. The Managing Dealer intends to enter into additional placement agreements with broker-dealers in connection with the private offering of our Common Shares (the “Private Offering”).

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

HPS Investment Partners, a part of BlackRock, is a leading global, credit-focused alternative investment manager that seeks to provide creative capital solutions and generate attractive risk-adjusted returns for its clients. HPS manages various strategies across the capital structure, including privately negotiated senior debt; privately negotiated junior capital solutions in debt, preferred equity and common equity formats; liquid credit including syndicated leveraged loans, collateralized loan obligations and high yield bonds; asset-based finance and real estate. The scale and breadth of the HPS platform offers the flexibility to invest in companies large and small, through standard or customized solutions.

HPS was established in 2007 as a unit of Highbridge Capital Management, LLC (“HCM”), a subsidiary of J.P. Morgan Asset Management (“JPMAM”). On March 31, 2016, the senior executives of HPS acquired HPS and its subsidiaries from JPMAM and HCM (the “Transaction”).1 Following the Transaction, JPMAM retained a passive minority investment in HPS, which was subsequently redeemed in April 2022. In June 2018, affiliates of Dyal Capital Partners made a passive minority investment in HPS. In February 2022, an affiliate of The Guardian Life Insurance Company of America made a passive minority investment in HPS, which was subsequently increased in August 2024.

1 Prior to the Transaction, HPS was a subsidiary of HCM, which is a subsidiary of JPMAM, which in turn is a subsidiary of JPMorgan Chase & Co. (together with its affiliates, “JPM”). Immediately following the closing of the Transaction, the portfolio managers and other HPS employees responsible for the investment activities of HPS separated from JPM and continued to be employees of HPS. HPS is no longer deemed affiliated with JPM.

On July 1, 2025, BlackRock, Inc. (“BlackRock”) acquired the business and assets of HPS, with 100% of consideration paid in BlackRock equity (the “HPS/BlackRock Transaction”). The HPS/BlackRock Transaction brings together BlackRock’s corporate and asset owner relationships with HPS’s diversified origination and capital flexibility. BlackRock and HPS have formed a new private financing solutions business unit (“PFS”) led by Scott Kapnick, Scot French, and Michael Patterson, creating an integrated franchise with approximately $381 billion in client assets, including $254 billion of private credit assets.2 This combined platform, which has more than 610 investment professionals and approximately 1,400 employees globally3, offers broad capabilities across senior and junior credit solutions, asset-based finance, real estate, CLOs and GP-LP solutions. As part of the HPS/BlackRock Transaction, Scott Kapnick, Scot French, and Michael Patterson have joined BlackRock’s Global Executive Committee, and Scott Kapnick has been appointed as an observer to the BlackRock Board of Directors. The Adviser remains responsible for our investment activities.

Market Opportunity

When HPS was founded in 2007, alternative credit was still a relatively small and emerging asset class. As the global financial crisis unfolded, a series of regulatory changes took hold, shifting a significant amount of non-investment grade risk from banks to private investment firms. This shift started a secular trend that continues to support the growth of today’s $1.8 trillion private credit industry as of December 31, 2025.4 More recently, elevated interest rates, slowing economic growth, and a sustained period of dampened high yield and leveraged loan issuance have set a number of transactional dynamics into motion that we believe we are well positioned to capitalize on, including:

•Regulatory Action and Public Market Volatility Likely to Continue to Drive Private Credit Demand. The global regulatory actions that followed the 2008 financial crisis significantly increased the cost of capital requirements for commercial banks, limiting their willingness to originate and retain illiquid, non-investment grade credit commitments on their balance sheets. In response, many commercial banks adopted an “underwrite and distribute” approach dependent on the health and stability of public credit markets, which HPS believes is often less attractive to corporate borrowers seeking certainty of capital. As a result, commercial banks’ share of the leveraged loan market declined from approximately 71% in 1994 to less than 25% in 2022.5 HPS believes that proposed regulatory action from the Basel Committee and U.S. bank regulators is likely to further limit commercial bank appetite for illiquid, non-investment grade debt. In HPS’s view, a potential further reduction in bank appetite taken in combination with the volatility exhibited by the public debt markets throughout a significant portion of 2023 and 2024, will drive an increased focus on private credit providers, like HPS, as an attractive alternative capital source.

•Increasingly Large Borrowers Are Finding Value in Private Solutions. HPS believes the opportunity set has subtly shifted towards larger borrowers in recent times. Private credit’s historical focus on the middle market was driven by smaller companies’ inefficient access to capital compared to the upper end of the middle market, where companies had the option to pursue broadly syndicated solutions. However, recent public debt market volatility has made obtaining new financing more difficult and appears to have increased the value larger companies are placing on the confidentiality, efficiency and relative execution certainty that is available in the private credit market. HPS views this as a positive development as we believe upper-middle market and larger companies are more established, resilient across cycles, and offer better downside protection. During 2024 there were 69 private credit transactions of $1 billion+ (approximately $126 billion of total value), almost double the 72 private credit transactions of $1 billion+ in 2022 and 2023 (approximately $144 billion of total value), and a significant increase from the 44 transactions (approximately $69 billion of total value) from 2019 through 2021 combined.6 Throughout this period, private credit demonstrated its capacity to consistently facilitate multi-billion-dollar financings across market environments. HPS believes that as borrowers and debt advisors become more aware of the depth in the private debt space that has been created by scaled providers, they will increasingly weigh this option against public market alternatives. HPS believes the benefits of this growing
2 Represents the US Dollar equivalent combined AUM of HPS funds (including ElmTree funds) and BlackRock funds that form Private Financing Solutions (“PFS”) as of December 31, 2025. The AUM of heritage HPS  funds is calculated as follows: (i) for private credit funds, related managed accounts and certain other closed-ended liquid credit funds: as capital commitments during such funds’ investment periods and, post such funds’ investment periods, as the cost of investment or latest available net asset value (including fund-level leverage but in all cases capped at capital commitments), (ii) for liquid credit open-ended funds and related managed accounts other than CLOs: as the latest available net asset value, (iii) for CLOs and warehouses: as the par value of collateral assets and cash in the portfolio and (iv) for business development companies: net asset value plus leverage (inclusive of drawn and undrawn amounts) as of the prior month-end. The AUM of ElmTree funds represents the gross asset value plus uncalled commitments over a fund’s life with the exception of the AUM of ElmTree Unity Debt Fund, LP, which represents total commitments of the fund. The AUM of heritage BlackRock funds represents: (i) for evergreen funds, closed-ended commingled funds and mandates in their investment period: the sum of fee-earning and any non-fee-earning client commitments and co-investments, and the effective leverage for any levered credit vehicles; (ii) for closed-ended commingled funds and mandates in runoff: the aggregate of each fund's fee-earning assets under management; (iii) for liquid and semi-liquid credit open-ended funds and related managed accounts other than CLOs: as the aggregate of each fund's net asset value; and (iv) for CLOs and warehouses: the par value of collateral assets and cash in the portfolio. In all cases, AUM is inclusive of internal BlackRock allocations.
3 Headcount as of December 31, 2025.
4 Source: Preqin, Preqin Special Report: The Future of Alternatives in 2030. Data as of December 31, 2025.
5 Source: S&P LCD Quarterly Leveraged Lending Review 4Q 2022, Primary Investor Market: Banks vs. Non-bank.
6 Source: KBRA DLD (Direct Lending Deals), as of December 31, 2024. Represents total volume of direct lending market transactions in the U.S. and Europe with a total tranche size greater than or equal to $1 billion. Note: KBRA DLD periodically restates historical values for accuracy.

opportunity set at the upper end of the market will accrue to the largest direct lending and junior capital players, like HPS, as scale is a prerequisite for providing certainty.

•Cash Flow Pressures May Drive Opportunities for Junior Capital Solutions. Following the fastest Federal Reserve tightening cycle in decades, many corporate issuers are having to deal with the cash flow implications of heightened interest expenses. This has especially impacted those issuers with a significant portion of their capital structure comprised of floating rate debt. Facilities structured with payment-in-kind (“PIK”) interest or PIK flexibility through a PIK toggle can help alleviate the higher interest expense burden on unlevered free cash flow generation and allow companies to continue investing in and growing their businesses. However, these types of features are not typically available in high yield or syndicated first and second lien leveraged loan markets. HPS believes this represents a growing opportunity, in both senior and junior capital investment strategies. HPS further believes that flexible capital structures that can pay-in-kind interest on a portion or all of the loan for a defined period or through maturity in exchange for a spread premium can be attractive solutions that have the potential to earn compelling risk-adjusted returns in this environment.

•Significant Uninvested Private Equity Capital May Drive Junior Capital Demand as LBO Activity Increases. HPS estimates that the $1.13 trillion of uninvested private equity buyout capital as of December 31, 20257 may require approximately $340 billion of associated subordinated debt financing.8 There are a limited number of scaled junior capital providers across the industry, and the current amount of available mezzanine capital is estimated to be approximately $50 billion,9 or less than 15% of the total estimated financing need. While the macro environment has stifled the general anticipation of significant M&A and LBO activity, we believe there are constructive greenshoots, and when this activity emerges, the resulting financing demand and relatively limited supply of available capital should create a junior capital investment environment with attractive risk-adjusted return potential. As one of the largest global providers of junior capital solutions, HPS believes it would be well positioned to compete in such an environment.

•Rising Uncertainty, Elevated Volatility, Deteriorating CEO and Consumer Confidence and a Wide Dispersion in Corporate Access to Capital May Create Special Situations Opportunities. The volatility introduced by trade policy uncertainty and escalated geopolitical tensions could prove to be disruptive to both corporate profit dynamics and the ability for certain companies to access the public financing markets. We have anecdotally seen businesses that have readily identifiable supply chain exposures to countries under tariff threat struggle to complete near-term refinancings, with some processes pushed back or put on hold indefinitely. Some of these same businesses as well as others continue to be pressured by the impact of the higher rate environment, while the path of future macroeconomic policy remains uncertain given the potential for potential inflationary implications to certain trade policy action. Additionally, we anticipate that borrowers with significant exposure to consumer spending may struggle to secure regular-way financing. We believe these combined pressure points can potentially offer private credit investment opportunities including providing capital to companies with near-term maturities that are facing higher all-in borrowing costs than when their capital structures were originally put in place, private “bridge” financing to longer-term capital solutions and/or the ability to take advantage of existing weak documentation (particularly in public credit markets) to lend at more senior levels, effectively “priming” existing debt holders.

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

HPS believes that its diversified sourcing approach, flexible capital solutions, ability to successfully navigate complexity and willingness to execute at scale are key differentiators that help it to maximize the investment opportunity set while limiting competitive dynamics. HPS then seeks to apply its analytically rigorous investment process to make thoughtful decisions about relative risk-adjusted return potential and mitigate potential downside risk. We believe that we benefit from the following key competitive strengths of HPS in pursuing our investment strategy:

•Breadth of HPS’s Credit Investment Platform. HPS is a global alternative investment firm with strategies that seek to capitalize on non-investment grade credit opportunities across the capital structure. As a multi-strategy credit platform, seeking opportunities
7 Source: Preqin as of December 31, 2025.
8 Source: HPS estimates as of December 31, 2025. Represents a hypothetical financing structure that assumes average sponsor equity contribution of 50%, with the remainder being debt financed of which junior is 30% of total debt financing. Commentary represents HPS’s subjective opinions and views as of the date hereof and is subject to change depending on market environment.
9 Source: Preqin as of December 31, 2025.

across both private and liquid credit. HPS’s team of over 290 investment professionals managed approximately $177 billion as of December 31, 2025. HPS believes that its multi-strategy approach may provide a distinctive vantage point to evaluate relative value and better positions the firm to provide borrowers with a comprehensive and diverse set of potential financing solutions, which may enable us to see more investment opportunities. In addition, HPS believes that its global footprint enables us to view and potentially benefit from relative value opportunities across geographies.

•Diversified Sourcing Approach. HPS believes its diversified sourcing approach sets its platform apart from many of its peers. While the vast majority of peers focus their sourcing almost exclusively on financial sponsors and lending to businesses controlled by them, HPS has built an extensive sourcing network, inclusive of non-sponsor channels such as of direct relationships with management teams across a breadth of private and public companies, investment and commercial banks, debt advisory firms, other financial intermediaries, and formal partnerships and strategic arrangements with select financial institutions, as well as private equity sponsors. HPS has also developed the deep industry expertise, legal, and forensic capabilities necessary to perform detailed business, financial and legal due diligence in house. As a result, since HPS’s inception, it has sourced approximately 55% of its private investments from non-sponsor channels and less than half of its private investments have been made in conjunction with financing leveraged buyout (“LBO”) activity undertaken by private equity sponsors.10

While this multi-pronged sourcing approach is resource and effort intensive, HPS believes that it generates a significant pipeline of investment opportunities, enables greater consistency of deal flow across various market environments, and offers the potential for more compelling risk-adjusted returns.

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

•Scaled, Durable Capital. Scaled capital has been a key factor in capturing investment opportunities in prior funds managed by HPS and HPS seeks to use its scaled and durable capital base as a competitive advantage. The scale of the HPS lending platform enables it to invest in and hold loans in excess of $1 billion as the sole lender. HPS believes that there is a finite set of competitors who can provide and solely hold investments of this size and service these larger scale borrowers. HPS believes it is further differentiated by its ability to commit and hold positions of this size across both the senior and junior portions of the capital stack. Lastly, HPS believes that its largely institutional capital base enables it to consistently deploy capital across market cycles, particularly in periods of dislocation when firms that are more dependent on retail flows may be less active.

HPS seeks to use its scale to access significant ($400mm +) tranche size investment opportunities in upper-middle market and larger companies. HPS feels that these opportunities offer compelling risk-adjusted return potential. With fewer capital providers having the ability to transact at this size, HPS believes these opportunities offer favorable competitive dynamics that can lead to
10 As of September 30, 2025. Based on the total face value committed to private credit investments that are part of the Specialty Direct Lending strategy, Core Senior Lending strategy, and any additional private credit investments made by one or more business development companies, private credit CLOs, separately managed funds or accounts, or private credit-focused joint ventures, excluding investments that are solely part of the Strategic Investment Partners, Special Situations Opportunities (private special situations investments), High Grade Corporate-Focused, High Grade Asset-Based, Real Estate, Asset Value, or Sustainability & Energy Transition strategies. We had a lower percentage of private credit investments sourced from channels other than financial sponsors as of September 30, 2025. There is no guarantee that we will be able to source a similar or higher percentage of private credit investments from channels other than financial sponsors.

attractive economics and more lender friendly structural terms. In addition, HPS believes that this segment of the market can offer greater potential downside protection, as it believes larger businesses tend to be better positioned to manage economic pressures given more diversified customer and supplier bases, greater brand awareness, and more strategic importance within their industry.

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

HPS believes that scale is becoming increasingly important as the number of very large direct lending transactions occurring in the market accelerates. From 2019 to 2020, there were 15 $1 billion+ transactions totaling more than $19 billion. From 2021 to 2022 there were over 67 $1 billion+ transactions totaling more than $124 billion. From 2023 to 2024, there were 105 $1 billion + transactions totaling more than $197 billion. Through September 30, 2025, there were 42 $1 billion+ transactions totaling more than $92 billion.11 The HPS platform has led or co-led 71 $1 billion+ deals since 2019.12

•Navigating Complexity. HPS believes its willingness to embrace complexity, such as complicated business models, esoteric underlying collateral, strained capital structures, and/or timing pressures, is a key differentiating factor relative to many competitors. HPS finds that other market participants often misprice risk in these situations because the borrower’s business or collateral metrics do not fit neatly into pre-defined underwriting models. HPS believes that these types of opportunities may offer disproportionate risk-adjusted return potential as there may be fewer willing lenders with the requisite expertise to underwrite these investments and borrowers with this type of profile may be more willing to pay premium economics and agree to more robust lender protections in exchange for execution certainty.

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

•Global Reach. HPS was built with global capabilities and has approximately 21% of its investment professionals13 and more than 25% of its private capital invested outside North America.14 HPS launched its European operations in 2007 and Asian operations in 2015 and believes it is well established and has strong brand awareness in each of these geographies. HPS seeks to leverage its strong global positioning to dynamically deploy capital to the opportunities that it feels represent the most attractive risk-adjusted returns on a relative basis globally at any point in time.

•Emphasis on Capital Preservation. Capital preservation is a core component of HPS’s investment philosophy. In addition to its focus on established upper middle market and larger companies, HPS employs a highly selective and rigorous due diligence and investment evaluation process focused on identification of potential risks, when evaluating its directly originated private investments. HPS believes tight credit structuring is a fundamental part of the risk and recovery calculus, as the illiquidity in private credit means that secondary market liquidity is not a reliable risk mitigant. HPS has also built a deep bench of restructuring, workout and value enhancement professionals with an average of 30 years of workout experience,15 who work on an integrated basis to actively risk manage each investment throughout its life.

11 Source: KBRA DLD (Direct Lending Deals), as of September 30, 2024. Represents total volume of direct lending market transactions in the U.S. and Europe with a total tranche size greater than or equal to $1 billion. Note: KBRA DLD periodically restates historical values for accuracy.
12 As of September 30, 2025. Based on the total face value committed to private credit investments that are part of the Strategic Investment Partners strategy, Special Situations Opportunities strategy (private special situations investments), Specialty Direct Lending strategy, Core Senior Lending strategy, and any additional private credit investments made by one or more business development companies, private credit CLOs, separately managed funds or accounts, or private credit-focused joint ventures, excluding investments that are solely part of the High Grade Corporate-Focused, High Grade Asset-Based, Real Estate, Asset Value, or Sustainability & Energy Transition strategies Based on total tranche size including incremental investments that may have occurred after the closing date of the initial investment.
13 As of December 31, 2025.
14 Private credit invested capital as of September 30, 2025.
15 As of December 31, 2025.

The Board

Overall responsibility for the Company’s oversight rests with the Board. We have entered into the Investment Advisory Agreement with the Adviser, pursuant to which the Adviser manages the Company on a day-to-day basis. The Board is responsible for overseeing the Adviser and other service providers in our operations in accordance with the provisions of the 1940 Act, our Bylaws and applicable provisions of other laws. The Adviser will keep the Board well informed as to the Adviser’s activities on our behalf and our investment operations and provide the Board with additional information as the Board may, from time to time, request. The Board is currently composed of five members, four of whom are Trustees who are not “interested persons” of the Company or the Adviser as defined in the 1940 Act (“Independent Trustees”).

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

Maximization of Opportunity Set

HPS seeks to build a strong pipeline of investment opportunities by pursuing a highly diversified sourcing approach designed to maximize the number of investment opportunities that enter its investment evaluation and selection process. HPS maintains relationships across a breadth of public and private companies, investment and commercial banks, debt advisory firms, and other financial intermediaries, as well as private equity sponsors. Since its inception, HPS has sourced more than 55% of its private investments from non-sponsor channels.16 HPS believes this approach enables it to see and evaluate a larger number of potential opportunities relative to its peers, access more consistent deal flow across market environments, and flex its capital allocation towards what it believes are the most compelling risk-adjusted return opportunities at any given time.

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

16 As of September 30, 2025. Based on the total face value committed to private credit investments that are part of the Specialty Direct Lending strategy, Core Senior Lending strategy, and any additional private credit investments made by one or more business development companies, private credit CLOs, separately managed funds or accounts, or private credit-focused joint ventures, excluding investments that are solely part of the Strategic Investment Partners, Special Situations Opportunities (private special situations investments), High Grade Corporate-Focused, High Grade Asset-Based, Real Estate, Asset Value, or Sustainability & Energy Transition strategies. We had a lower percentage of private credit investments sourced from channels other than financial sponsors as of September 30, 2025. There is no guarantee that we will be able to source a similar or higher percentage of private credit investments from channels other than financial sponsors.

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

Ongoing Monitoring Process

The Investment Team seeks to actively monitor the activities and the financial condition of portfolio companies, including through meetings with management and/or access to monthly or quarterly operating and financial information. In select instances (often related to junior capital investments), HPS may also seek positions on or observation rights of the board of directors of portfolio companies. Taken together, this monitoring is designed to allow the Adviser to better evaluate investments’ performance versus plan and attempt to address any underperforming investments proactively. Once underperformance has been identified, the Investment Team generally seeks to proactively work with the portfolio company’s management team and/or equity owner to better understand the issue and, where possible, to identify the best path to address the issues driving underperformance. In most instances, the Investment Team believes that this proactive approach will assist in mitigating the potential impact of underperformance, particularly in the case of our junior capital investments.

The Investment Team, Team Consistency and Disciplined Approach

The HPS Investment Team is comprised of more than 290 investment professionals, including more than 251 professionals focused on private credit and over 39 liquid credit investment professionals.17 The collective Team has extensive experience investing across market environments. Senior Team members have 25 years of experience on average, and over 75% of the Senior Team was active in the industry during the Global Financial Crisis.18

The private credit Investment Team includes industry and regional specialists, as well as restructuring and value enhancement experts to manage underperforming assets and optimize positions post work out. HPS generally seeks to employ a “cradle to grave” approach with respect to its investments such that the Investment Team is responsible for sourcing the investment, investment due diligence, structuring, and monitoring the investment until the investment is exited. HPS believes that this is a distinctive approach that can lead to (i) greater connectivity between HPS and a borrower’s management team, (ii) enhanced access to borrower details and (iii) increased accountability to help reduce the inherent risk of knowledge loss in circumstances where the sourcing, diligence and monitoring roles are fragmented.

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

Investments
17 As of September 30, 2025
18 Based on HPS investment professionals with a Managing Director title that joined the financial sector in 2007 or prior. Data as of December 31, 2025.

As of December 31, 2025, the fair value of our investments was approximately $2,177.8 million in 188 portfolio companies.

The composition of our investment portfolio at cost and fair value is as follows (dollar amounts in thousands):

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$1,781,224	$1,795,053	82.42%
Second lien debt	7,894	7,906	0.36
Other secured debt	63,601	64,380	2.96
Unsecured debt	47,040	48,111	2.21
Structured finance investments	17,013	17,206	0.79
Preferred equity	179,845	196,010	9.00
Other equity investments	41,587	49,155	2.26
Total	$2,138,204	$2,177,821	100.00%

The industry composition of investments at fair value was as follows:

December 31, 2025
Percentage of Total Investments at Fair Value
Aerospace & Defense	7.02%
Asset Based Lending and Fund Finance	1.01
Automobile Components	1.41
Beverages	3.40
Capital Markets	1.33
Chemicals	1.23
Commercial Services & Supplies	3.96
Communications Equipment	0.63
Construction & Engineering	0.12
Consumer Staples Distribution & Retail	1.93
Containers & Packaging	1.96
Distributors	0.62
Diversified Consumer Services	1.08
Diversified Telecommunication Services	0.14
Electric Utilities	0.47
Electrical Equipment	0.39
Electronic Equipment, Instruments & Components	0.26
Entertainment	2.29
Financial Services	3.85
Food Products	0.03
Health Care Equipment & Supplies	4.16
Health Care Providers & Services	10.17
Health Care Technology	0.85
Hotels, Restaurants & Leisure	6.06
Household Durables	0.09
Independent Power and Renewable Electricity Producers	9.80
Insurance	2.97
IT Services	0.61
Leisure Products	0.54
Life Sciences Tools & Services	0.14
Machinery	0.41
Media	1.11
Metals & Mining	0.78
Multi-Utilities	0.12
Pharmaceuticals	4.98
Professional Services	0.68
Real Estate Management & Development	0.12
Software	13.87
Specialty Retail	2.73
Structured Finance	0.79
Textiles, Apparel & Luxury Goods	1.52
Trading Companies & Distributors	0.98
Transportation Infrastructure	0.80
Wireless Telecommunication Services	2.59
Total	100.00%

The geographic composition of our investments is as follows:

December 31, 2025
United States	84.53%
United Kingdom	7.94
Austria	1.85
Australia	1.55
Spain	1.36
Canada	1.15
France	1.07
Germany	0.41
Taiwan	0.14
Total	100.00%

See the Consolidated Schedule of Investments as of December 31, 2025, in our consolidated financial statements in “Item 8. Consolidated Financial Statements and Supplementary Data—Consolidated Schedule of Investments” for more information on these investments.

As of December 31, 2025, we had outstanding commitments to fund delayed draw term loans, revolvers, and structured finance obligations totaling $247.4 million.

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

Allocation of Investment Opportunities

General

Our Adviser, HPS and/or certain of their affiliates provide investment management services to registered investment companies, investment funds, client accounts and proprietary accounts that the Adviser, HPS and/or such affiliates may establish. Our Adviser shares any investment and sale opportunities with its, HPS’s and such affiliates’ other clients and us in accordance the Advisers Act and firm-wide allocation policies (any such policy that covers the Adviser, HPS and such affiliates, a “firm-wide” policy). Subject to the Advisers Act, certain other clients of the Adviser or certain clients of HPS and/or their affiliates may receive certain priority or other allocation rights with respect to certain investments, subject to various conditions set forth in such other clients’ respective governing agreements.

In addition, as a BDC regulated under the 1940 Act, we are subject to certain limitations relating to co-investments and joint transactions with affiliates, which, in certain circumstances, limit our ability to make investments or enter into transactions alongside other clients.

Co-Investment Relief

We and certain affiliates of the Adviser have received an exemptive order from the SEC that permits us to co-invest with certain other persons, including, but not limited to, certain affiliates of the Adviser and certain funds and accounts managed and controlled by the Adviser or its affiliates. Subject to the 1940 Act and the conditions of any such co-investment order issued by the SEC, we may, under certain circumstances, co-invest with certain affiliated accounts in investments that are suitable for us and one or more of such affiliated accounts. Even though we and any such affiliated account co-invest in the same securities, any of these co-investment opportunities may give rise to conflicts of interest or perceived conflicts of interest among us and the other participating funds and/or accounts. To mitigate these conflicts, the Adviser and its affiliates managing other funds and accounts participating in transactions under the order will seek to allocate such transactions for all of the participating investment accounts, including us, on a fair and equitable basis and in accordance with their respective allocation policies, and the other applicable conditions of the co-investment relief.

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

We are and we will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of the commencement of the Private Offering, (ii) in which we have total annual gross revenue of at least $1.235 billion, or (iii) the date on which we are deemed to be a “large accelerated filer” as defined under Rule 12b-2 under the Exchange Act, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Employees

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Adviser or its affiliates pursuant to the terms of the Investment Advisory Agreement and the Administrator or its affiliates pursuant to the Administration Agreement, as applicable. Each of our executive officers described in “Part III, Item 10. Directors, Executive Officers and Corporate Governance” in this Form 10-K is employed by the Adviser or its affiliates. Our day-to-day investment operations are managed by the Adviser. Most of the services necessary for the originating and administration of our investment portfolio are provided by investment professionals employed by the Adviser or its affiliates. The Investment Team will focus on origination, non-originated investments and transaction development and the ongoing monitoring of our investments. In addition, we reimburse the Administrator for its costs, expenses and allocable portion of overhead, including compensation (including salaries, bonuses and benefits) paid by the Administrator (or its affiliates) to our chief compliance officer and chief financial officer and their respective staffs as well as other administrative personnel (based on the percentage of time such individuals devote, on an estimated basis, to our business and affairs).

Regulation as a BDC

The following discussion is a general summary of the material prohibitions and descriptions governing BDCs generally. It does not purport to be a complete description of all of the laws and regulations affecting BDCs.

Qualifying Assets. Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “Qualifying Assets,” unless, at the time the acquisition is made, Qualifying Assets represent at least 70% of our total assets. The principal categories of Qualifying Assets relevant to our business are any of the following:

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

We have entered into credit facilities and unsecured notes to facilitate our investment objectives. Such credit facilities typically bear interest at floating rates spreads over secured overnight financing rate (“SOFR”) or other applicable reference rates. Shareholders will bear the costs associated with any borrowings under our financing arrangements. In connection with a credit facility or other borrowings, lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof) and may ask to comply with positive or negative covenants that could have an effect on our operations. In addition, from time to time, our losses on leveraged investments may result in the liquidation of other investments held by us and may result in additional drawdowns to repay such amounts.

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

We may also create leverage by securitizing our assets (including in CLOs) and retaining the equity portion of, and/or the subordinated notes issued by, the securitized vehicle. See “Risk Factors—We are Subject to Risks Associated with Forming CLOs.” We may also from time to time make secured loans of our marginable securities to brokers, dealers and other financial institutions.

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

Affiliated Transactions. We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our Trustees who are not interested persons and, in some cases, the prior approval of the SEC. We and certain affiliates of the Adviser have received an exemptive order from the SEC that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds and accounts managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions.

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

Financial Condition, Liquidity and Capital Resources

We generate cash primarily from the net proceeds of our continuous offering of Common Shares, proceeds from net borrowings on our credit facility, unsecured debt issuances, short-term borrowings, income earned and repayments on principal on our debt investments.

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

Investment Advisory Agreement

On January 9, 2024, we entered into an investment advisory agreement (the “Prior Investment Advisory Agreement”) with the Adviser.

In connection with the closing of the HPS/BlackRock Transaction, effective July 1, 2025, the Prior Investment Advisory Agreement was automatically terminated. Prior thereto, the Board approved a new investment advisory agreement (the “Investment Advisory Agreement”) between us and the Adviser, subject to shareholder approval. At a special meeting of shareholders on April 16, 2025, shareholders approved the Investment Advisory Agreement, which became effective upon the closing of the HPS/BlackRock Transaction. The Adviser is responsible for determining the portfolio composition, making investment decisions, monitoring investments, performing due diligence on prospective portfolio companies and providing us with such other investment advisory and related services as may reasonably be required for the investment of capital.

The management and incentive fees payable by us are unchanged from the Prior Investment Advisory Agreement, and the Investment Advisory Agreement is otherwise substantively identical in all respects to the Prior Investment Advisory Agreement, except as described in our definitive proxy statement filed with the SEC on February 14, 2025. In addition, our investment strategy and team, including our executive officers, remains materially unchanged, and the HPS/BlackRock Transaction is not expected to have a material impact on our operations.

On July 1, 2025, Colbert Cannon and Grishma Parekh resigned from the Board upon the closing of the HPS/BlackRock Transaction in order to comply with the Section 15(f) safe harbor provisions of the 1940 Act. Mr. Cannon and Ms. Parekh continue to serve in their existing roles at HPS and the Adviser and, with respect to Mr. Cannon, as our President and a member of our Investment Committee. Neither Mr. Cannon’s notice nor Ms. Parekh’s resignation from the Board were the result of any disagreement with us on any matter relating to our operations, policies or practices.

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

Compensation of Adviser

Under the Investment Advisory Agreement, we pay the Adviser a fee for its services consisting of two components: a management fee and an incentive fee. The cost of both the management fee and the incentive fee is ultimately borne by the shareholders.

Management Fee

The management fee is payable quarterly in arrears at an annual rate of 1.25% of the value of our net assets as of the first calendar day of the applicable quarter, as adjusted for any share issuances or repurchases during the quarter that do not occur on the first calendar day of the quarter. For purposes of the Investment Advisory Agreement, net assets means our total assets less the carrying value of liabilities, determined on a consolidated basis in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The payment and calculation of the management fee will be pro-rated for any period of less than three months. For the first calendar quarter in which we had operations, net assets were measured as the beginning net assets as of April 8, 2024 (the “Initial Closing”). In addition, the Adviser has agreed to waive its management fee from the Initial Closing through June 30, 2025.

Incentive Fee

The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of our income and a portion is based on a percentage of our capital gains, each as described below.

Incentive Fee Based on Income

The income based incentive fee will be based on our Pre-Incentive Fee Net Investment Income Returns, defined as: dividends, cash interest or other distributions or other cash income and any third-party fees received from portfolio companies (such as upfront fees, commitment fees, origination fee, amendment fees, ticking fees and break-up fees, as well as prepayments premiums, but excluding fees for providing managerial assistance) accrued during the quarter, minus operating expenses for the quarter (including the management fee, taxes, any expenses payable under the Investment Advisory Agreement and the Administration Agreement with our administrator, any expense of securitizations, and interest expense or other financing fees and any dividends paid on preferred shares, but excluding the incentive fees and shareholder servicing and/or distribution fees). Pre-Incentive Fee Net Investment Income Returns includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero-coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income Returns.

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

The Adviser has agreed to waive the incentive fee on income from the Initial Closing through June 30, 2025.

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

Administration Agreement

On January 9, 2024, we entered into an administration agreement with HPS (as in effect prior to its termination as of July 1, 2025, the “Prior Administration Agreement”). In connection with the closing of the HPS/BlackRock Transaction on July 1, 2025, we entered into a new administration agreement, dated as of July 1, 2025, with HPS (the “Administration Agreement”) with the material terms unchanged from the Prior Administration Agreement. Under the Administration Agreement, HPS will provide, or oversee the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of the NAV, compliance monitoring (including diligence and oversight of other service providers), preparing reports to shareholders and reports filed with the SEC and other regulators, preparing materials and coordinating meetings of our Board, managing the payment of expenses, the payment and receipt of funds for investments and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. We will reimburse HPS for the costs and expenses incurred by HPS in performing its obligations under the Administration Agreement. Such reimbursement includes our allocable portion of compensation (including salaries, bonuses and benefits), overhead (including rent, office equipment and utilities) and other expenses incurred by HPS in performing its administrative obligations under the Administration Agreement, including but not limited to compensation paid to: (i) our chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for us; and (iii) any internal audit group personnel of HPS or any of its affiliates, subject to the limitations described in Advisory and Administration Agreements. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we will reimburse the Administrator for any services performed for us by such affiliate or third party.

The amount of the reimbursement payable to HPS for administrative services will be the lesser of (1) HPS’s actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. HPS will be required to allocate the cost of such services to us based on factors such as assets, revenues, time allocations and/or other reasonable metrics. We will not reimburse HPS for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of HPS.

Sub-Administration Agreement

The Administrator hired Harmonic Fund Services (“Sub-Administrator”) to assist in the provision of sub-administrative and fund accounting services to us. The Sub-Administrator receives compensation from us (which compensation may be paid by the Administrator, subject to reimbursement by us) for these services under the sub-administration agreement.

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

Each of the Adviser and the Administrator shall not be liable for any error of judgment or mistake of law or for any act or omission or any loss suffered by us in connection with the matters to which the Investment Advisory Agreement and Administration Agreement, respectively, relate, provided that each of the Adviser and the Administrator shall not be protected against any liability to us or our shareholders to which it would otherwise be subject by reason of willful misfeasance, bad faith or gross negligence on its part in the performance of its duties or by reason of the reckless disregard of its duties and obligations (“disabling conduct”). Each of the Investment Advisory Agreement and the Administration Agreement provide that, absent disabling conduct, the Adviser, the Administrator and their officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it (collectively, the “Indemnified Parties”) will be entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Adviser’s services under the Investment Advisory Agreement and the Administrator’s services under the Administration Agreement or otherwise as adviser or administrator for us. Each of the Adviser and the Administrator shall not be liable under their respective agreements with us or otherwise for any loss due to the mistake, action, inaction, negligence, dishonesty, fraud or bad faith of any broker or other agent; provided, that such broker or other agent shall have been selected, engaged or retained and monitored by the Adviser and/or the Administrator in good faith, unless such action or inaction was made by reason of disabling conduct, or in the case of a criminal action or proceeding, where the Adviser and/or the Administrator had reasonable cause to believe its conduct was unlawful. In addition, we will not provide for indemnification of an

Indemnified Party for any liability or loss suffered by such Indemnified Party, nor will we provide that an Indemnified Party be held harmless for any loss or liability suffered by us, unless: (1) we have determined, in good faith, that the course of conduct that caused the loss or liability was in our best interest; (2) the Indemnified Party was acting on our behalf or performing services for us; (3) such liability or loss was not the result of willful misfeasance, bad faith or gross negligence or reckless disregard of the duties of the Indemnified Party to us, in the case that the Indemnified Party is the Adviser or an Affiliate (as defined in our Second Amended and Restated Agreement and Declaration of Trust (the “Declaration of Trust”)) of the Adviser or a trustee, officer, employee, or agent of us or the Adviser or an Affiliate of the Adviser; and (4) the indemnification or agreement to hold harmless is recoverable only out of our net assets and not from our shareholders.

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

No Reimbursement Payment for any quarter shall be made if: (1) the Effective Rate of Distributions Per Share declared by us at the time of such Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Reimbursement Payment relates, or (2) our Operating Expense Ratio at the time of such Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relates. “Effective Rate of Distributions Per Share” means the annualized rate (based on a 12-month year) of regular cash distributions per share exclusive of returns of capital, distribution rate reductions due to shareholder servicing and/or distribution fees, and declared special dividends or special distributions, if any. The “Operating Expense Ratio” is calculated by dividing Operating Expenses, less organizational and offering expenses, base management and incentive fees owed to the Adviser, shareholder servicing and/or distribution fees, and interest expense, by our net assets. “Operating Expenses” means all of our operating costs and expenses incurred, as determined in accordance with U.S. GAAP for investment companies.

Our obligation to make a Reimbursement Payment shall automatically become our liability on the last Business Day of the applicable calendar quarter, except to the extent the Adviser has waived its right to receive such payment for the applicable calendar quarter.

Distributions

We have previously paid distributions each quarter, with record dates at the end of each month. As of January 2026, we have been paying, and expect to continue to pay, distributions on a monthly basis. Any distributions we make will be at the discretion of our Board, considering factors such as our earnings, cash flow, capital needs and general financial condition and the requirements of Delaware law. As a result, our distribution rates and payment frequency may vary from time to time.

Our Board’s discretion as to the payment of distributions will be directed, in substantial part, by its determination to cause us to comply with the RIC requirements. To maintain our treatment as a RIC, we generally are required to make aggregate annual distributions to our shareholders of at least 90% of investment company taxable income. See “Material U.S. Federal Income Tax Considerations.”

There is no assurance we will pay distributions in any particular amount, if at all, and if we do we may fund such distributions from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings or return of capital, and we have no limits on the amounts we may pay from such sources. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, how quickly we invest the proceeds from the Private Offering and any future offering and the performance of our investments. Funding distributions from the sales of assets, borrowings, return of capital or proceeds of the Private Offering will result in us having less funds available to acquire investments. As a result, the return you realize on your investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute your interest in us on a percentage basis and may impact the value of your investment especially if we sell these securities at prices less than the price you paid for your shares. We cannot guarantee that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. If we are unable to satisfy the asset coverage test applicable to us as a BDC, or if we violate certain debt financing agreements, our ability to pay distributions to shareholders could be limited. All distributions will be paid at the discretion of the Adviser, under delegated authority of our Board, and will depend on our earnings, financial condition, maintenance of RIC status, compliance with applicable BDC regulations, compliance with debt financing agreements and such other factors as the Board may deem relevant from time to time. The distributions we pay to shareholders in a year may exceed our current and accumulated earnings and profits (as determined for U.S. federal income tax purposes), accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes.

From time to time, we may also pay special distributions in the form of cash or Common Shares at the discretion of our Board.

Distribution and Servicing Plan

As of July 1, 2025, in reliance upon exemptive relief issued to us by the SEC, all of our outstanding Common Shares were converted into three separate classes: Class I Common Shares, Class D Common Shares and Class S Common Shares. All outstanding Common Shares immediately prior to the Share Class Conversion were subject to the same shareholder servicing and/or distribution fee as that applicable to the Class D Common Shares. Accordingly, for all periods prior to July 1, 2025, all share class activity for the existing common shares are presented under Class D Common Shares. The following table shows the shareholder servicing and/or distribution fees we pay the Managing Dealer with respect to the Class I Common Shares, Class D Common Shares and Class S Common Shares on an annualized basis as a percentage of our NAV for such class.

Shareholder Servicing and/or Distribution Fee as a % of NAV
Class I Common Shares	—%
Class D Common Shares	0.25%
Class S Common Shares	0.85%

The shareholder servicing and/or distribution fees will be paid on the same frequency with which we pay distributions (i.e. monthly) in arrears, and calculated at an annual rate of (i) with respect to the Class D Shares, a fee equal to 0.25% per annum of the aggregate NAV of Class D Shares (including any Class D Shares issued pursuant to our distribution reinvestment plan) (ii) with respect to Class S Shares, a fee equal to 0.85% per annum of aggregate NAV of Class S Shares (including any Class S Shares issued pursuant to our distribution reinvestment plan), in each case, as of the first calendar day of the applicable subscription period, and subject to FINRA and other limitations on underwriting compensation. We accrue the shareholder servicing and/or distribution fee on the same frequency with which we accept subscriptions (i.e. monthly). No shareholder servicing and/or distribution fees are paid with respect to the Class I Shares.

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

Valuation Procedures

We determine our NAV on the last day of the calendar period on the same frequency as our subscription frequency (i.e. monthly). The NAV per share is determined by dividing the value of total assets attributable to the class minus the carrying value of liabilities attributable to the class by the total number of Common Shares outstanding of the class at the date as of which the determination is made. We conduct the valuation of our investments, upon which our NAV is based, at all times consistent with U.S. GAAP and the 1940 Act. We value our investments in accordance with ASC 820, which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date. ASC 820 prioritizes the use of observable market prices or values derived from such prices over entity-specific inputs. Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material.

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
•The Valuation Committee then determines fair value marks for each of our portfolio investments; and
•The Board and Audit Committee periodically review the valuation process and provide oversight in accordance with the requirements of Rule 2a-5 under the 1940 Act.

When we determine our NAV as of the last day of a month that is not also the last day of a calendar quarter, the Adviser’s valuation team will prepare preliminary fair value estimates for each investment consistent with the methodologies set forth in the valuation policy. If an individual asset for which reliable market quotations are not readily available is known by the Adviser’s valuation team to have experienced a significant observable event since the most recent quarter end, an independent valuation firm may from time-to-time be asked by the Adviser’s valuation team to provide an independent fair value range for such asset. The independent valuation firm will provide a final range of values for each such investment to the Valuation Committee, along with analyses to support its valuation methodology and calculations.

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

We expect to report our NAV per share as of the last day of each subscription period within approximately 20 Business Days of the last day of such period.

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

Decisions on how to vote a proxy generally are made by the Adviser. The Investment Committee and the members of the Investment Team covering the applicable security often have the most intimate knowledge of both a company’s operations and the potential impact of a proxy vote’s outcome. Decisions are based on a number of factors which may vary depending on a proxy’s subject matter, but are guided by the general policies described in the proxy policy. In addition, the Adviser may determine not to vote a proxy after consideration of the vote’s expected benefit to clients and the cost of voting the proxy. To ensure that its vote is not the product of a conflict of interest, the Adviser will require the members of the Investment Committee to disclose any personal conflicts of interest they may have with respect to overseeing our investment in a particular company, subject to information barriers.

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

Taxation as a Regulated Investment Company

We have elected to be treated, and intend to qualify each taxable year, for federal income tax purposes as a RIC under Subchapter M of the Code.

To qualify for the favorable tax treatment accorded to RICs under Subchapter M of the Code, we must, among other things: (1) have an election in effect to be treated as a BDC under the 1940 Act at all times during each taxable year; (2) have filed with our return for the taxable year an election to be a RIC or have made such election for a previous taxable year; (3) derive in each taxable year at least 90%

of our gross income from (a) dividends, interest, payments with respect to certain securities loans, and gains from the sale or other disposition of stock or securities or foreign currencies, or other income (including but not limited to gains from options, futures or forward contracts) derived with respect to our business of investing in such stock, securities, or currencies; and (b) net income derived from an interest in certain publicly-traded partnerships that are treated as partnerships for U.S. federal income tax purposes and that derive less than 90% of their gross income from the items described in (a) above (each, a “Qualified Publicly-Traded Partnership”); (4) diversify our holdings so that, at the end of each quarter of each taxable year of the Company (a) at least 50% of the value of our total assets is represented by cash and cash items (including receivables), U.S. government securities and securities of other RICs, and other securities for purposes of this calculation limited, in respect of any one issuer to an amount not greater in value than 5% of the value of our total assets, and to not more than 10% of the outstanding voting securities of such issuer, and (b) not more than 25% of the value of our total assets is invested in the securities (other than U.S. government securities or securities of other RICs) of (I) any one issuer, (II) any two or more issuers which we control and which are determined to be engaged in the same or similar trades or businesses or related trades or businesses or (III) any one or more Qualified Publicly-Traded Partnerships (described in 3(b) above); and (5) distribute to our shareholders in each taxable year at least 90% of our investment company taxable income (which is generally our net ordinary taxable income plus the excess, if any, of our realized net short-term capital gains in excess of our realized net long-term capital losses), determined without regard to any deduction for dividends paid.

As a RIC, we generally will not be subject to U.S. federal income tax on our investment company taxable income and net capital gain (the excess of net long-term capital gain over net short-term capital loss), if any, that we distribute in each taxable year to our shareholders, provided that we distribute at least 90% of the sum of our investment company taxable income and our net tax-exempt income (if any) for such taxable year. Generally, we intend to distribute to our shareholders, at least annually, substantially all of our investment company taxable income and net tax-exempt income and net capital gains, if any.

Amounts not distributed on a timely basis in accordance with a calendar year distribution requirement are subject to a nondeductible 4% U.S. federal excise tax. To prevent imposition of the excise tax, we must distribute during each calendar year an amount at least equal to the sum of (i) 98% of our ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of our capital gains in excess of our capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 of the calendar year and (iii) any ordinary income and capital gains for previous years that were not distributed during those years. For these purposes, we will be deemed to have distributed any income or gains on which we paid U.S. federal income tax.

While we generally intend to qualify for taxation as a RIC for each taxable year, it is possible that we may not satisfy the requirements described above, and thus may not qualify for taxation as a RIC. If we failed to qualify for taxation as a RIC or failed to satisfy the 90% distribution requirement in any taxable year, we would be subject to U.S. federal income tax at regular corporate rates on our taxable income (including distributions of net capital gain), even if such income were distributed to our shareholders, and all distributions out of earnings and profits would be taxed to shareholders as ordinary dividend income. Subject to certain limitations under the Code, such distributions generally would be eligible (i) to be treated as “qualified dividend income” in the case of individual and other non-corporate shareholders and (ii) for the dividends received deduction in the case of corporate shareholders. In addition, we could be required to recognize unrealized gains, pay taxes and make distributions (which could be subject to interest charges) before requalifying for taxation as a RIC. The Code provides certain relief from RIC disqualification due to inadvertent failures to comply with the 90% gross income test and the diversification tests described above, although there could be additional taxes due in such cases. However, there can be no assurance that we would qualify for any such relief should we fail the 90% gross income test or the diversification tests described above.

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

A. Risks Relating to Our Business and Structure

We Have Limited Operating History.

We are a non-diversified, closed-end management investment company that has elected to be regulated as a BDC with limited operating history. As a result, prospective investors have a limited track record or history on which to base their investment decision. There can be no assurance that the results achieved by similar strategies managed by HPS or its affiliates will be achieved for us. Our operating results, and in turn our performance, will depend in part upon the availability of suitable investments and the performance of our investments. Although potential investments of the Company may have been identified, not all of those investments may close, and those that close may not be representative of future investments made by us. There can be no assurance that any similar investment opportunities we make will be available or pursued by us in the future. Past performance should not be relied upon as an indication of future results. Moreover, we are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective and that the value of a shareholder’s investment could decline substantially or that the shareholder will suffer a complete loss of its investment in us.

Prior to the commencement of our operations, the Adviser and the members of the Investment Team had limited prior experience managing a BDC, and the investment philosophy and techniques used by the Adviser to manage the Company may differ from the investment philosophy and techniques previously employed by the Adviser, its affiliates, and the members of the Investment Team in identifying and managing past investments. In addition, the 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to the other types of investment vehicles. For example, under the 1940 Act, BDCs are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private companies or thinly traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less from the time of investment. The Adviser’s and the members of the Investment Team’s limited experience in managing a portfolio of assets under such constraints may hinder their respective ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objective.

We May Not Be Able to Meet Our Investment Objective.

The Adviser cannot provide assurances that it will be able to identify, choose, make or realize investments of the type targeted for us. There is also no guarantee that the Adviser will be able to source attractive investments for us within a reasonable period of time. There can be no assurance that we will be able to generate returns for the shareholders or that returns will be commensurate with the risks of the investments. We may not be able to achieve our investment objective and shareholders may lose some or all of their invested capital. The failure by the Company to obtain indebtedness on favorable terms or in the desired amount will adversely affect the returns realized by the Company and impair our ability to achieve our investment objective.

We are Dependent on the Investment Team.

Our success depends in substantial part on the skill and expertise of the Investment Team. Although the Adviser believes our the success is not dependent upon any particular individual, there can be no assurance that the members of the Investment Team will continue to be affiliated with the Adviser and/or HPS throughout the life of the Company or will continue to be available to manage the Company. The unavailability of members of the Investment Team to manage our investment program could have a material adverse effect on us.

An Investment in Us is Illiquid and There are Restrictions on Withdrawal.

An investment in us is suitable only for certain sophisticated investors that have no need for immediate liquidity in respect of their investment and who can accept the risks associated with investing in illiquid investments.

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

To the extent a meaningful portion of our Common Shares are held by or through a relatively small number of shareholders, including affiliates of us, institutional investors, feeder funds or other shareholders, including shareholders who collectively, and directly or indirectly, hold a meaningful portion of our Common Shares on the basis of allocations based on model portfolios, we are subject to the risk that these shareholders may seek to sell their Common Shares pursuant to our share repurchase program in large amounts rapidly or unexpectedly and/or that such shareholders may act in a coordinated or systemic manner and/or on a sustained basis, which may result in the total amount of shares tendered in a given quarter or across multiple quarters exceeding, at times significantly, our quarterly repurchase offer amount. Shareholders have and may continue to seek, and certain financial intermediaries have and may continue to recommend to their clients that they seek, to repurchase some or all of our Common Shares that they hold. Economic or other external events may also result in a significant volume of repurchase requests in a given period or on a sustained basis across periods. Most of our assets consist of instruments that cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have sufficient liquid resources to make repurchase offers. If we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time or held such assets to their maturity, and our results of operations and financial condition could be materially adversely affected.

Significant repurchase requests, whether for a single period or for a sustained period, by shareholders could adversely affect our ability to conduct our investment program, strain our capacity to source investment opportunities and/or deploy capital promptly on attractive terms and/or increase operational complexity and/or expenses. In addition, shareholders seeking liquidity may experience delays in fully liquidating their investments and will remain subject to NAV fluctuations during such periods. Additionally, the presence of large shareholders or platform concentrations may increase the likelihood of oversubscription in future repurchase offers, further constraining liquidity available to other shareholders.

Shareholders Have No Right to Control Our Operations.

We are managed exclusively by the Adviser. Shareholders will not make decisions with respect to the management, disposition or other realization of any investment, our day-to-day operations, or any other decisions regarding our business and affairs, except for limited circumstances. Specifically, shareholders will not have an opportunity to evaluate for themselves the relevant economic, financial and other information regarding our investments or receive any financial information issued directly by the portfolio companies that is available to the Adviser. Shareholders should expect to rely solely on the ability of the Adviser with respect to our operations.

Our Assets are Subject to Recourse.

Our assets, including any investments made by and any capital held by us are available to satisfy all of our liabilities and other obligations, as applicable. If we become subject to a liability, parties seeking to have the liability satisfied may have recourse to our assets generally and may not be limited to any particular asset, such as the investment giving rise to the liability.

We Borrow Money, Which Magnifies the Potential for Gain or Loss on Amounts and May Increase the Risk of Investing With Us.

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. We currently borrow under the Revolving Credit Facility (as defined below), and have issued or assumed other senior securities, including the Unsecured Notes (as defined below). In the future, we may borrow from, or issue additional senior securities to, banks, insurance companies, funds, institutional investors and other lenders and investors. Lenders and holders of such senior securities have fixed dollar claims on our consolidated assets that are superior to the claims of our common shareholders or any preferred shareholders. If the value of our consolidated assets increases, then leveraging would cause the net asset value per share of our Common Shares to increase more sharply than it would have had we not incurred leverage.

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

As of December 31, 2025, we had approximately $578.7 million of outstanding borrowings under the Revolving Credit Facility, and $350.0 million in aggregate principal amount outstanding of unsecured notes comprised of $150.0 million in aggregate principal amount of our Series A Senior Notes, Tranche A (the “August 2028 Notes”), and $200.0 million in aggregate principal amount of our Series A Senior Notes, Tranche B (the “August 2030 Notes”, together with the August 2028 Notes, the “Unsecured Notes”). The weighted average stated interest rate on our principal amount of outstanding indebtedness as of December 31, 2025 was 6.12% (including deferred financing costs, deferred issuance costs and unused fees). We intend to continue borrowing under the Revolving Credit Facility in the future and we may increase the size of the Revolving Credit Facility or issue additional debt securities or other evidences of indebtedness (although there can be no assurance that we will be successful in doing so). For more information on our indebtedness, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources.” Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. The amount of leverage that we employ at any particular time will depend on our Adviser’s and our Board’s assessments of market and other factors at the time of any proposed borrowing. We are currently allowed to borrow amounts such that our asset coverage, as calculated pursuant to the 1940 Act, equals at least 150% after such borrowing (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us).

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

The following table illustrates the effect on return to a holder of our Common Shares of the leverage created by our use of borrowing at the weighted average stated interest rate of 6.12% (including deferred financing costs, deferred issuance costs and unused fees) as of December 31, 2025, together with (a) our total value of net assets as of December 31, 2025; (b) approximately $928.7 million in aggregate principal amount of indebtedness outstanding as of December 31, 2025 and (c) hypothetical annual returns on our portfolio of minus 10% to plus 10%.

	Assumed Return on Portfolio (Net of Expenses)(1)
	-10%	-5%	0%	5%	10%
Corresponding Return to Common Shareholders(2)	(22.51)%	(13.53)%	(4.55)%	4.43%	13.41%

(1)The assumed portfolio return is required by SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table. Pursuant to SEC regulations, this table is calculated as of December 31, 2025. As a result, it has not been updated to take into account any changes in assets or leverage since December 31, 2025.
(2)In order to compute the “Corresponding Return to Common Shareholders,” the “Assumed Return on Portfolio” is multiplied by the total value of our assets at December 31, 2025 to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the weighted average stated interest rate of 6.12% by the approximately $928.7 million of principal debt outstanding) is subtracted to determine the return available to shareholders. The return available to shareholders is then divided by the total value of our net assets as of December 31, 2025 to determine the “Corresponding Return to Common Shareholders.”

Based on our outstanding indebtedness of $928.7 million as of December 31, 2025 and the effective weighted average annual interest rate of 6.12% as of that date (including deferred financing costs, deferred issuance costs and unused fees), our investment portfolio would have been required to experience an annual return of at least 2.61% to cover annual interest payments on the outstanding debt.

There Can be No Assurance We Will be Able to Obtain Leverage.

We have and will continue to seek to regularly employ a significant amount of direct or indirect leverage in a variety of forms through borrowings, derivatives and other financial instruments as part of our investment program. However, there can be no assurance that we will be able to obtain indebtedness at all or to the desired degree or that indebtedness will be accessible by us at any time or in connection with any particular investment. If indebtedness is available to us, there can be no assurance that such indebtedness will be available in the desired amount or on terms favorable to us and/or terms comparable to terms obtained by competitors. The terms of any indebtedness are expected to vary based on the counterparty, timing, size, market interest rates, other fees and costs, duration, advance rates, eligible investments, and the ability to borrow in currencies other than the U.S. dollar. Moreover, market conditions or other factors may cause or permit the amount of leverage employed by us to fluctuate over the Company’s life. Furthermore, we may seek to obtain indebtedness on an investment-by-investment basis, and leverage may not be available or may be available on less desirable terms in connection with particular investments. The instruments and borrowing utilized by us to leverage our investments may be collateralized by our other assets.

We have incurred and expect in the future that we will continue to incur indebtedness collateralized by our assets. As a BDC, with certain limited exceptions, we will only be permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 150% (equivalent to $2 of debt outstanding for each $1 of equity) after such borrowing. If we are unable to obtain and maintain the desired amount of borrowings on favorable terms, the Adviser may seek to realize our investments earlier than originally expected.

We are Subject to Risks Relating to the Availability of Asset-Based Leverage.

We have incurred and expect in the future that we will continue to utilize asset-based leverage in acquiring investments on a deal-by-deal basis. However, there can be no assurance that we will be able to obtain indebtedness with respect to any particular investment. If indebtedness is available in connection with a particular investment, there can be no assurance that such indebtedness will be on terms favorable to us and/or terms comparable to terms obtained by competitors, including with respect to costs, duration, size, advance rates and interest rates. Moreover, market conditions or other factors may cause or permit the amount of leverage we employ to fluctuate over the lifetime of the Company. For example, if leverage is obtained later in the Company’s life, we may immediately deploy such leverage in order to achieve the desired borrowing ratio, which may involve making distributions of borrowed funds. If we are unable to, or not expected to be able to, obtain indebtedness in connection with a particular investment, we may determine not to make the investment or may invest a different proportion of our available capital in such investment. This may affect our ability to make investments, could adversely affect our returns and may impair our ability to achieve our investment objective. In addition, the lender may impose certain diversification or other requirements in connection with asset-based leverage, and these restrictions are expected to impact our ability to participate in certain investments or the amount of our participation in certain investments.

We are Subject to Risks Relating to the Use of Leverage.

We have sought and will continue to seek to employ direct or indirect leverage in a variety of forms, including through borrowings, derivatives, and other financial instruments as part of our investment program, which leverage has been and is expected to be secured by our assets. The greater our total leverage relative to our assets, the greater the risk of loss and possibility of gain due to changes in the values of our investments. The extent to which we use leverage may have other significant consequences to shareholders, including, the following: (i) greater fluctuations in our net assets; (ii) use of cash flow (including capital contributions) for debt service and related costs and expenses, rather than for additional investments, distributions, or other purposes; (iii) to the extent that our cash proceeds are required to meet principal payments, the shareholders may be allocated income (and therefore incur tax liability) in excess of cash available for distribution; (iv) in certain circumstances we may be required to harvest investments prematurely or in unfavorable market conditions to service our debt obligations, and in such circumstances the recovery we receive from such harvests may be significantly diminished as compared to our expected return on such investments; (v) limitation on our flexibility to make distributions to shareholders or result in the sale of assets that are pledged to secure the indebtedness; (vi) increased interest expense if interest rate levels were to increase significantly; (vii) during the term of any borrowing, our returns may be materially reduced by increased costs attributable to regulatory changes; and (viii) banks and dealers that provide financing to us may apply discretionary margin, haircut, financing and collateral valuation policies. Changes by banks and dealers in any of the foregoing may result in large margin calls, loss of financing and forced liquidations of positions at disadvantageous prices. There can also be no assurance that we will have sufficient cash flow or be able to liquidate sufficient assets to meet our debt service obligations. Further, our portfolio companies will include companies that incur debt. Such portfolio companies will be subject to the inherent risks of debt, including economic downturns and rising interest rates, which in turn may negatively affect us. As a result, our exposure to losses, including a potential loss of principal, as a result of which shareholders could potentially lose all or a portion of their investments in us, may be increased due to the use of leverage and the illiquidity of the investments generally. Similar risks and consequences apply with respect to indebtedness related to a particular asset or portfolio of assets.

To the extent that we enter into multiple financing arrangements, such arrangements may contain cross-default provisions that could magnify the effect of a default. If a cross-default provision were exercised, this could result in a substantial loss for us.

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

Although our borrowings have the potential to enhance overall returns that exceed our cost of funds, they will further diminish returns (or increase losses on capital) to the extent overall returns are less than our cost of funds. In addition, our borrowings may be secured by the shareholders’ investments as well as by our assets and the documentation relating to such borrowing may provide that during the continuance of a default under such borrowing, the interests of the shareholder may be subordinated to such borrowing.

We are Subject to Risks Relating to Seller Financing.

We may utilize seller financing (i.e., make investments that are financed, in whole or in part, by us borrowing from the sellers of said investments or their affiliates) and other one-off financing solutions on a case-by-case basis. Providers of seller financing may be motivated to sell a particular asset, and may be willing to provide a prospective purchaser of such asset with more favorable pricing and/or greater amounts of leverage than would otherwise be the case if such purchaser sought financing from unrelated, third-party providers of leverage. To the extent that we are able to obtain seller financing in connection with a particular investment, we may seek to employ more leverage than would otherwise be the case in the absence of such seller financing. While our use of seller financing could increase the potential return to shareholders to the extent that there are gains associated with such investment, such use of seller financing will increase risks associated with the use of leverage generally, including the risks associated with such investment and the exposure of such investment to adverse economic factors such as deteriorations in overall conditions in the economy or in the condition of the particular issuer.

We are Subject to Risks Relating to Obtaining a Rating from One or More Credit Rating Agencies.

We have applied and may continue to apply to one or more credit rating agencies to rate us and/or our assets in order to provide us access to different sources of indebtedness or capital as well as to help meet our risk/return objectives, our overall target indebtedness ratio or other considerations as determined by the Adviser. In connection with such rating or ratings, the credit rating agency or credit rating agencies may review and analyze our counterparties, the Adviser, the Administrator, our investments and expected investments, our the legal structure, the historical and current shareholders and Company performance data. There can be no assurance that we will apply for any additional rating or ratings, that a credit rating agency will provide a rating or that such a rating will be beneficial to us. In addition, when making investment decisions for us (including establishing our investment portfolio), the Adviser may consider the implications of the investment portfolio on a credit rating agency or credit rating agencies’ rating or ratings of us and tailor our investment portfolio taking into account such considerations. There is a risk that a rating agency could incorrectly rate, or downgrade ratings which could have a material effect on us, including our assets and our ability to acquire indebtedness.

The Adviser May be Required to Expedite Investment Decisions.

Investment analyses and decisions by the Adviser may be required to be undertaken on an expedited basis to take advantage of investment opportunities. In such cases, the information available to the Adviser at the time of making an investment decision may be limited. Therefore, no assurance can be given that the Adviser will have knowledge of all circumstances that may adversely affect an investment. In addition, the Adviser may rely upon independent consultants and other sources in connection with its evaluation of proposed investments, and no assurance can be given as to the accuracy or completeness of the information provided by such independent consultants or other sources or to our right of recourse against them in the event errors or omissions do occur.

We are Subject to Risks Relating to Insurance.

HPS and/or the Adviser have purchased and are maintaining an omnibus insurance policy which includes coverage in respect of us and one or more other clients of the Adviser and its affiliates, including certain of their respective indemnified persons (which omnibus insurance policy or policies may provide coverage to the Adviser and such indemnified persons for events unrelated to us). The pro rata portion of the premiums for such shared insurance policies generally will be borne by us, and such shared insurance policies are expected to have overall caps on coverage. To the extent an insurable event results in claims in excess of such a cap, we may not receive as much in insurance proceeds as it would have received if separate insurance policies had been purchased for each insured party. Similarly, insurable events may occur sequentially in time while subject to a single overall cap. To the extent insurance proceeds for one such event are applied towards a cap and we experience an insurable loss after such event, our receipts from such insurance policy may also be diminished. Insurance policies covering us may provide insurance coverage to indemnified persons for conduct that would not be covered by indemnification. In addition, we may need to initiate litigation in order to collect from an insurance provider, which may be lengthy and expensive for us and which ultimately may not result in a financial award.

While HPS and the Adviser expect to allocate insurance expenses in a manner they determine to be fair and equitable, taking into account any factors they deem relevant to the allocation of such expenses, because of the uncertainty of whether claims will arise in the future and the timing and the amount that may be involved in any such claim, the determination of how to allocate such expenses may require HPS and the Adviser to take into consideration facts and circumstances that are subjective in nature. It is unlikely that HPS or the Adviser will be able to accurately allocate the expenses of any such insurance policies based on the actual claims related to a particular client, including us.

We are Subject to Risks Relating to Indemnification.

We are required to indemnify the Adviser, the members of the Board and each other person indemnified under our Declaration of Trust and the Bylaws (as amended or restated from time to time, the “Bylaws”) for liabilities incurred in connection with the Declaration of Trust, the Bylaws, the Investment Advisory Agreement and our activities, except in certain circumstances. Subject to the limits on indemnification under Section 17(h) of the 1940 Act, the Declaration of Trust provides that we shall not indemnify such persons to the extent liability and losses are the result of willful misfeasance, bad faith or gross negligence or reckless disregard of the duties of our indemnitee in the case that the indemnitee is a Trustee, officer, employee, or agent of ours. Subject to the limits on indemnification under Section 17(i) of the 1940 Act, the Investment Advisory Agreement provides that the Adviser shall not be protected against any liability to us or our shareholders by reason of willful misfeasance, bad faith or gross negligence on the Adviser’s part in the performance of its duties or by reason of the reckless disregard of its duties and obligations. We also indemnify certain service providers, including the Administrator and our auditors, as well as consultants and sourcing, operating and joint venture partners. Such liabilities may be material and may have an adverse effect on the returns to the shareholders. Our indemnification obligation would be payable from our assets . The application of the indemnification and exculpation standards may result in shareholders bearing a broader indemnification obligation in certain cases than they would in the absence of such standards. As a result of these considerations, even though such provisions will not act as a waiver on the part of any shareholder of any of its rights which are not permitted to be waived under applicable law, we may bear significant financial losses even where such losses were caused by the negligence or other conduct of such indemnified persons.

We are Subject to Risks Relating to Certain Proceedings and Investigations.

We and/or the Adviser and its affiliates may be subject to claims (or threats of claims), and governmental investigations, examinations, requests for information, audits, inquiries, subpoenas and other regulatory or civil proceedings. The outcome of any investigation, action or proceeding may materially adversely affect our value , including by virtue of reputational damage to the Adviser and may be impossible to anticipate. Any such investigation, action or proceeding may continue without resolution for long periods of time and may consume substantial amounts of the Adviser’s time and attention, and that time and the devotion of these resources to any investigation, action or proceeding may, at times, be disproportionate to the amounts at stake in such investigation, action or proceeding. The unfavorable resolution of such items could result in criminal or civil liability, fines, settlements, charges, penalties or other monetary or non-monetary remedies or sanctions that could negatively impact us, the Adviser and/or its affiliates. In addition, such actions and proceedings may involve claims of strict liability or similar risks against us in certain jurisdictions or in connection with certain types of activities. In some cases, the expense of such investigations, actions or proceedings and paying any amounts pursuant to settlements or judgments would be borne by us.

We are Not Registered as an Investment Company Under the 1940 Act.

While we are not registered as an investment company under the 1940 Act, we are subject to regulation as a BDC under the 1940 Act and are required to adhere to the provisions of the 1940 Act applicable to BDCs. The Common Shares have not been recommended by any U.S. federal or state, or any non-U.S., securities commission or regulatory authority. Furthermore, the foregoing authorities have not confirmed the accuracy or determined the adequacy of our disclosures. Any representation to the contrary is a criminal offense.

We are Subject to Risks Relating to Portfolio Valuation.

The Adviser, subject at all times to the oversight of the Board, determines the valuation of our investments. It is expected that the Adviser will have a limited ability to obtain accurate market quotations for purposes of valuing most of our investments, which may require the Adviser to estimate, in accordance with valuation policies established by the Board, the value of our debt and other investments on a valuation date. Further, because of the overall size and concentrations in particular markets, the maturities of positions that may be held by us from time to time and other factors, the liquidation values of our investments may differ significantly from the interim valuations of these investments derived from the valuation methods described herein. If the Adviser’s valuation should prove to be incorrect, the stated value of our investments could be adversely affected. Absent bad faith or manifest error, valuation determinations of the Adviser will be conclusive and binding on the shareholders.

Valuation of the types of assets in which we invest are inherently subjective. In addition, the Adviser may have an interest in determining higher valuations in order to be able to present better performance to prospective investors. In certain cases, we may hold an investment in an issuer experiencing distress or going through bankruptcy. In such a situation, the Adviser may continue to place a favorable valuation on such investment due to the Adviser’s determination that the investment is sufficiently secured despite the distressed state or bankruptcy of the issuer. However, no assurances can be given that this assumption is justified or that such valuations will be accurate in the long term. In addition, an investment in a portfolio company may not be permanently written-off or permanently written down despite its distressed state or covenant breach until such portfolio company experiences a material corporate event (e.g., bankruptcy or partial sale) which establishes an objective basis for such revised valuation. In these circumstances, the Adviser has an interest in delaying any such write-offs or write-downs to maintain a higher management fee base and thus, management fees paid to the Adviser.

In addition, the Adviser relies on third-party valuation agents to verify the value of certain investments. An investment may not have a readily ascertainable market value and accordingly, could potentially make it difficult to determine a fair value of an investment and may yield an inaccurate valuation. Further, because of the Adviser’s knowledge of the investment, the valuation agent may defer to the Adviser’s valuation even where such valuation may not be accurate or the determination thereof involved a conflict of interest. An inaccurate valuation of one or more investments could have a substantial impact on us.

We are Subject to Risks Relating to Rights Against Third Parties, Including Third-Party Service Providers.

We are reliant on the performance of third-party service providers, including the Adviser, the Administrator, auditors, legal advisors, lenders, bankers, brokers, consultants, sourcing, operating and joint venture partners and other service providers (collectively, “Service Providers”). Further information regarding the duties and roles of certain of these Service Providers is provided in this annual report and our other publicly available reports. We may bear the risk of any errors or omissions by such Service Providers. In addition, misconduct by such Service Providers may result in reputational damage, litigation, business disruption and/or financial losses to us. Each shareholder’s contractual relationship in respect of its investment in our Common Shares is with us only and shareholders are not in contractual privity with the Service Providers. Therefore, generally, no shareholder will have any contractual claim against any Service Provider with respect to such Service Provider’s default or breach. Accordingly, shareholders must generally rely upon the Adviser and/or Administrator to enforce our rights against Service Providers. In certain circumstances, which are generally not expected to prevail, shareholders may have limited rights to enforce our rights on a derivative basis or may have rights against Service Providers if they can establish that such Service Providers owe duties to the shareholders. In addition, shareholders will have no right to participate in our day-to-day operation and decisions regarding the selection of Service Providers. Rather, the Adviser and/or Administrator will select our Service Providers and determine the retention and compensation of such providers without the review by or consent of the shareholders. The shareholders must therefore rely on the ability of the Adviser and/or Administrator to select and compensate Service Providers and to make investments and manage and dispose of investments.

The Adviser and Administrator will have an incentive to contract certain services to third parties due to a number of factors, including because the fees, costs and expenses of such service providers will be borne by us as Company expenses and will reduce the Adviser’s and/or Administrator’s internal overhead and compensation and benefits costs for employees who might otherwise perform such services. Moreover, the involvement of service providers may present a number of risks due to, among other factors, the Adviser’s and/or Administrator’s reduced control over the functions that are contracted. There can be no assurances that the Adviser and/or Administrator, through conducting oversight of the service providers, will be able to identify, prevent or mitigate the risks of engaging service providers. We may suffer adverse consequences from actions, errors or failures to act by such third parties, and will have obligations, including indemnity obligations, toward and limited recourse against them as discussed above.

In certain circumstances, service providers may sub-delegate particular duties to additional third-party service providers, and there is no guarantee that the Adviser and/or Administrator will have consent rights to such sub-delegation in all cases. Such sub-delegation of services by service providers exacerbates the risks described above as none of the Adviser, the Administrator or us would be in contractual privity with sub-delegates. Further, we, our investors, the Adviser and the Administrator will have to rely on the service providers for appropriate selection and oversight of such sub-delegates.

Contracting certain services may not occur uniformly for us and other clients of the Adviser and/or its affiliates, and the expenses that may be borne by such vehicles and accounts vary. Accordingly, certain costs may be incurred by (or allocated to) us through the use of third-party service providers that are not incurred by (or allocated to) certain other clients of the Adviser and/or its affiliates for similar services.

We are Subject to Risks Relating to Lack of Diversification.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our asset diversification requirements as a RIC under the Code, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies, or in investments similar in geographic region or asset type. Although we are classified as a non-diversified investment company within the meaning of the 1940 Act, we maintain the flexibility to operate as a diversified investment company. To the extent we operate as a non-diversified investment company, we may be subject to greater risk.

We do not have fixed guidelines for diversification by industry or type of security, and investments may be concentrated in only a few industries or types of securities. Further, if the expected amount of leverage is not obtained or deployed, we may be more concentrated in an investment than originally anticipated. As a result, our investments may be concentrated and the poor performance of a single investment may have pronounced negative consequences to us and the aggregate returns realized by our shareholders. Additionally, a downturn in any particular industry in which we are invested could significantly affect our aggregate returns. Further, any industry in which we are meaningfully concentrated at any given time could be subject to significant risks that could adversely impact our aggregate returns. For example, as of December 31, 2025, our investments in software represented 13.87% of our portfolio at fair value. Our investments in software are subject to substantial risks, including, but not limited to, intense competition, changing technology, shifting user needs, frequent introductions of new products and services, competitors in different industries and ranging from large established companies to emerging startups, decreasing average selling prices of products and services resulting from rapid technological changes, cybersecurity risks and cyber incidents and various legal and regulatory risks. In addition, as of December 31, 2025, our investments in health care providers & services represented 10.17% of our portfolio at fair value. The U.S. healthcare industry is heavily regulated and our investments in healthcare providers and services are subject to a variety of risks, including, but not limited to, additional or changing government regulations that could increase compliance and other costs of doing business, which may impact the business of such portfolio companies.

We are Subject to Risks Relating to Consultation with Sourcing and Operating Partners.

In certain circumstances, sourcing and operating partners may be aware of and consulted in advance in relation to certain investments made by us. While sourcing and operating partners will be subject to confidentiality obligations, they are not restricted from engaging in any activities or businesses that may be similar to our business or competitive with us. In particular, sourcing and operating partners may use information available to them as sourcing and operating partners of HPS or its affiliates in a manner that conflicts with our interests . Except in limited circumstances, the sourcing and operating partners are generally not obligated to account to HPS or its affiliates for any profits or income earned or derived from their activities or businesses or inform HPS or its affiliates of any business opportunity that may be appropriate for us.

We are Subject to Risks Relating to the Timing of Realization of Investments.

The Adviser, in its discretion, may seek to realize our investments earlier than originally expected, which may be accomplished through one or more transactions, including, to the extent permitted by applicable law, transactions with another investment fund or account sponsored or managed by the Adviser, HPS or certain of their affiliates (collectively, “Other HPS Investors”), which will be for a price equal to the fair value of such investment. The value of such investment, subject to approval by the Board, will be determined by the Adviser and verified by one or more third-party valuation agents. The Adviser may seek such realizations in order to support our target risk/return profile with respect to our unrealized investments, taking into account such factors as our expense ratio relative to such assets and the availability of, or repayment obligations with respect to, any credit facilities.

We May be Required to Disclose Information Regarding Shareholders.

We, the Adviser or our respective affiliates, Service Providers, or agents may from time to time be required or may, in their discretion, determine that it is advisable to disclose certain information about us and the shareholders, including investments held directly or indirectly by us and the names and level of beneficial ownership of certain of the shareholders, to regulatory or taxing authorities of certain jurisdictions, which have or assert jurisdiction over the disclosing party or in which we directly or indirectly invest. Disclosure of confidential information under such circumstances will not be regarded as a breach of any duty of confidentiality and, in certain circumstances, we, the Adviser or any of our respective affiliates, Service Providers or agents, may be prohibited from disclosing to any shareholder that any such disclosure has been made.

We are Subject to Operational Risks.

We are subject to operational risk, including the possibility that errors may be made by the Adviser or its affiliates and Service Providers in certain transactions, calculations or valuations on behalf of, or otherwise relating to us. Shareholders may not be notified of the occurrence of an error or the resolution of any error. Generally, the Adviser, its affiliates and Service Providers will not be held accountable for such errors, and we may bear losses resulting from such errors.

We are Subject to Risks Relating to Exposure to Material Non-Public Information.

HPS conducts a broad range of private and public debt investment businesses. As a result, from time to time, HPS (in its capacity as investment manager of investment vehicles, funds or accounts or in connection with investment activities on its own behalf) receives material non-public information with respect to issuers of publicly-traded securities or other securities in connection with, among other examples, acquisitions, refinancings, restructurings of such issuers which HPS reviews or participates in, oftentimes unrelated to its affiliate’s management of the Company. In such circumstances, we may be prohibited, by law, contract or by virtue of HPS’s policies and procedures, from (i) selling all or a portion of a position in such issuer, thereby potentially incurring trading losses as a result, (ii) establishing an initial position or taking any greater position in such issuer, and (iii) pursuing other investment opportunities related to such issuer.

We are Subject to Risks Relating to Technology Systems.

We depend on the Adviser and HPS to develop and implement appropriate systems for our activities. We may rely on computer programs to evaluate certain securities and other investments, to monitor their portfolios, to trade, clear and settle securities transactions and to generate asset, risk management and other reports that are utilized in the oversight of our activities. In addition, certain of our and the Adviser’s operations interface with or depend on systems operated by third parties, including loan servicers, custodians and administrators, and the Adviser and HPS may not always be in a position to verify the risks or reliability of such third-party systems. For example, we and the Adviser generally expect to provide statements, reports, notices, updates, requests and any other communications in electronic form, such as e-mail or posting on a web-based reporting site or other internet service, in lieu of or in addition to sending such communications as hard copies via fax or mail. These programs or systems may be subject to certain defects, failures or interruptions, including, but not limited to, those caused by ‘hacking’ or other security breaches, computer ‘worms,’ viruses and power failures. Such failures could cause settlement of trades to fail, lead to inaccurate accounting, recording or processing of trades and cause inaccurate reports, which may affect our ability to monitor our investment portfolio and its risks. Any such defect or failure could cause us to suffer financial loss, disruption of our business, liability to clients or third parties, regulatory intervention or reputational damage.

We are Subject to Risks Relating to Cybersecurity.

We, the Adviser and our Service Providers are subject to risks associated with a breach in cybersecurity. Cybersecurity is a generic term used to describe the technology, processes and practices designed to protect networks, systems, computers, programs and data from both intentional cyber-attacks and hacking by other computer users as well as unintentional damage or interruption that, in either case, can result in damage and disruption to hardware and software systems, loss or corruption of data and/or misappropriation of confidential information. For example, information and technology systems are vulnerable to damage or interruption from computer viruses, network failures, computer and telecommunication failures, infiltration by unauthorized persons and security breaches, usage errors by their respective professionals, power outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. Such damage or interruptions to information technology systems may cause losses to a shareholder by interfering with the processing of shareholder transactions, affecting our ability to calculate NAV or impeding or sabotaging the investment process. We may also incur substantial costs as the result of a cybersecurity breach, including those associated with forensic analysis of the origin and scope of the breach, increased and upgraded cybersecurity, identity theft, unauthorized use of proprietary information, litigation, adverse shareholder reaction, the dissemination of confidential and proprietary information and reputational damage. Any such breach could expose us and the Adviser to civil liability as well as regulatory inquiry and/or action (and the Adviser may be indemnified by us in connection with any such liability, inquiry or action). In addition, any such breach could cause substantial withdrawals from us. Shareholders could also be exposed to losses resulting from unauthorized use of their personal information.

Moreover, the increased use of mobile and cloud technologies due to the proliferation of remote work could heighten these and other operational risks as certain aspects of the security of such technologies may be complex and unpredictable. Reliance on mobile or cloud technology or any failure by mobile technology and cloud service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt our operations, the operations of a portfolio company or the operations of our or their service providers and result in misappropriation, corruption or loss of personal, confidential or proprietary information or the inability to conduct ordinary business operations. In addition, there is a risk that encryption and other protective measures may be circumvented, particularly to the extent that new computing technologies increase the speed and computing power available. Extended periods of remote working, whether by us, our portfolio companies, or our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts. Accordingly, the risks described above are heightened under the current conditions.

While the Adviser and HPS have implemented various measures to manage risks associated with cybersecurity breaches, including establishing a business continuity plan and systems designed to prevent cyber-attacks, there are inherent limitations in such plans and systems, including the possibility that certain risks (including any ongoing breaches) have not been identified. Similar types of cybersecurity risks also are present for portfolio companies in which we invest, which could affect their business and financial performance, resulting in material adverse consequences for such issuers, and causing our investments in such portfolio companies to lose value.

In addition, cybersecurity has become a top priority for global lawmakers and regulators around the world, and some jurisdictions have proposed or enacted laws requiring companies to notify regulators and individuals of data security breaches involving certain types of personal data. Compliance with such laws and regulations may result in cost increases due to system changes and the development of new administrative processes. If we or the Adviser or certain of our respective affiliates fail to comply with the relevant and increasing laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to shareholders, regulatory intervention or reputational damage.

Further, the potential utilization of artificial intelligence, machine learning technology, data analytics or similar technology (collectively, “AI Tools”) as described further below, may expose investors to enhanced cybersecurity and data privacy risks, including risks that cannot yet be predicted given the rapid development of such technologies and uncertain legal and regulatory climate. Similar types of cybersecurity risks also are present for portfolio companies in which we invest, which could affect their business and financial performance, resulting in material adverse consequences for such issuers, and causing our investments in such portfolio companies to lose value.

We are Subject to Risks Associated with Use of Artificial Intelligence and Machine Learning Technology.

From time to time, the Adviser and/or its affiliates, we, the Board, and our respective service providers may utilize AI Tools in connection with their business activities, including management and review of the Company and our investment portfolio. There are significant risks involved in utilizing AI Tools and no assurance can be provided that the usage of such AI Tools will enhance our portfolio or assist us or our investments in being more efficient or profitable. For example, certain AI Tools may utilize historical market or sector data in their analytics. To the extent that such historical data are not indicative of the current or future conditions in the applicable market or sector, or the AI Tools fail to filter biases in the underlying data or collection methods, the usage of AI Tools may lead the Adviser and/or its affiliates, and their service providers, to make determinations on our behalf, including potential investment decisions, that have an adverse effect on our investments. Similarly, AI Tools are generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that AI Tools utilize to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error – potentially materially so – and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of AI Tools. While AI Tools may improve the efficiency of data analytics and reduce investment costs, there is no assurance that returns from investments utilizing AI Tools will be higher than they would be if investment decisions were made solely using human analytics or that the expenses related to AI Tools directly or indirectly borne by us will outweigh such reduced investment costs or outweigh such risks. AI Tools may also be subject to data herding and interconnectedness (i.e., multiple market participants utilizing the same data), which may adversely impact the markets in which we invest, and in turn, our investments. In addition, the Adviser, its affiliates, we, and the Board (as applicable) will not be in a position to control the manner in which service providers utilize AI Tools. The foregoing risks with respect to AI Tools may similarly apply with respect to our portfolio companies. The Adviser, its affiliates, we, and the Board (as applicable) will not be in a position to control the manner in which the portfolio companies or their third-party service providers utilize AI Tools. Further, AI Tools and their applications, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments. AI Tools will likely also be competitive with certain business activities or increase the obsolescence of certain organizations’ products or services, particularly as AI Tools improve. This could also have an adverse impact on us and our portfolio companies, as well as HPS, the Adviser and their affiliates.

In addition, the use of AI Tools may enhance cybersecurity risks and operational and technological risks. The technologies underlying AI Tools and their use cases are rapidly developing, and remain subject to existing laws, including privacy, consumer protection and federal equal opportunity laws. As a result, it is not possible to predict all of the legal, operational or technological risks related to the use of AI Tools. Moreover, AI Tools are the subject of evolving review by various regulatory agencies, including the SEC and the U.S. Federal Trade Commission, and changes in the regulation of the use of AI Tools may adversely affect the ability of the Adviser, its affiliates, and their respective service providers to use AI Tools to manage us and our investments.

We are Subject to Risks Associated with Technological Innovation.

As technological innovation continues to advance rapidly, it could adversely impact one or more of our investments. Moreover, given the pace of innovation in recent years, the impact of such innovation on a particular investment may not have been foreseeable at the time we made the investment. Furthermore, in making investment decisions, we could factor in views about the direction or degree of innovation that prove inaccurate and lead to losses.

We are Subject to Risks Associated with Sourcing, Operating or Joint Venture Partners.

HPS has historically, and expects in the future to, work with sourcing, operating and/or joint venture partners, including with respect to particular types of investments or particular sectors or regions. These arrangements may be structured as joint ventures or contractual service provider relationships. Where such a partner is engaged, the Adviser may not have the opportunity to diligence the individual investments in which we participate and, instead, will be relying on its contractual relationship with, and ongoing diligence of, the sourcing or joint venture partner whose interests may differ from ours. In certain circumstances, the Adviser may commit to invest in a pre-agreed amount of investments negotiated by the sourcing partner and/or joint venture partner and/or the Adviser may commit to invest in one or more transactions for which the sourcing partner and/or joint venture partner led the due diligence and negotiation processes and the Adviser may not be given an opportunity (or given only a limited opportunity) to perform due diligence and participate in negotiation of transactional terms. Shareholders should be aware that sourcing, operating and joint venture partners are not expected to owe any fiduciary duties to us or the shareholders.

We may pay retainers, closing, monitoring, performance or other fees to sourcing, operating and joint venture partners. Such retainer fees may be netted against a closing fee, if applicable, in connection with the related investment. However, if no such investment is consummated, we will bear any retainer amounts as an expense. In addition, to the extent the compensation of a sourcing, operating or joint venture partner is based on the performance of the relevant investments, the sourcing, operating or joint venture partner may have an incentive to seek riskier investments than it would have under a different compensation structure. In this regard, a sourcing, operating or joint venture partner may receive incentive compensation at our expense. The expenses of sourcing, operating and joint venture partners may be substantial. In certain circumstances, we or a portfolio company in which we invest may pay fees to sourcing, operating and/or joint venture partners in consideration for services, including where the Adviser may have otherwise provided those services without charge. In other circumstances, sourcing, operating and/or joint venture partners may receive certain third-party fees (such as upfront fees, commitment fees, origination fees, amendment fees, ticking fees and break-up fees as well as prepayment premiums) in respect of an investment, and no such fees will offset or otherwise reduce the management fee payable by the shareholders. In certain cases, the Adviser or its affiliates may have an ownership interest in one or more sourcing partners, in order to incentivize such sourcing partners to direct the deal flow to the Adviser and/or its affiliates or otherwise, and therefore may indirectly benefit from the compensation received from us by such sourcing partners. Our share of such fees will not offset or otherwise reduce the management fees payable by our investors. In all circumstances, fees received by the Adviser will be consistent with applicable laws. The existence of any such fees may result in us paying fees twice, once to the Adviser in the form of management fees and once to the sourcing, operating or joint venture partners to service or manage the same assets.

Sourcing, operating and/or joint venture partners may invest in us. Joint venture investments involve various risks, including the risk that we will not be able to implement investment decisions or exit strategies because of limitations on our control under applicable agreements with joint venture partners, the risk that a joint venture partner may become bankrupt or may at any time have economic or business interests or goals that are inconsistent with ours, the risk that a joint venture partner may be in a position to take action contrary to our objectives, the risk of liability based upon the actions of a joint venture partner and the risk of disputes or litigation with such partner and the inability to enforce fully all rights (or the incurrence of additional risk in connection with enforcement of rights) one partner may have against the other, including in connection with foreclosure on partner loans, because of risks arising under applicable law, and tax and regulatory risks related to the joint venture’s structure, which may adversely affect our pre-tax returns. In addition, we may, in certain cases, be liable for actions of our joint venture partners. The joint ventures in which we participate may sometimes be allocated investment opportunities that might have otherwise gone entirely to us, which may reduce our return on equity. Additionally, our joint venture investments may be held on an unconsolidated basis and at times may be highly leveraged. Such leverage would not count toward the investment limits imposed on us by the 1940 Act.

Investors should be aware that sourcing, operating and joint venture partners are not expected to owe any fiduciary duties to us or our investors.

We are Subject to Risks Relating to Electronic Delivery of Certain Documents.

The shareholders will be deemed to consent to electronic delivery or posting to the Administrator’s website or other service of: (i) certain closing documents such as the Declaration of Trust, the Bylaws and the Subscription Agreements; (ii) any notices or communications required or contemplated to be delivered to the shareholders by us, the Adviser, or any of our respective affiliates, pursuant to applicable law or regulation; (iii) certain tax-related information and documents; and (iv) drawdown notices and other notices, requests, demands, consents or other communications and any financial statements, reports, schedules, certificates or opinions required to be provided to the shareholders under any agreements. There are certain costs and possible risks associated with electronic delivery.

Moreover, the Adviser cannot provide any assurance that these communication methods are secure and will not be responsible for any computer viruses, problems or malfunctions resulting from the use of such communication methods. See “We are Subject to Risks Relating to Technology Systems” and “We are Subject to Risks Relating to Cybersecurity” above.

We are Subject to Risks Relating to Handling of Mail.

Mail addressed to us and received at our registered office will be forwarded unopened to the forwarding address supplied by us to be processed. None of us, the Adviser or any of our respective trustees, officers, advisors or Service Providers will bear any responsibility for any delay howsoever caused in mail reaching the forwarding address.

We are Subject to General Credit Risks.

We may be exposed to losses resulting from default and foreclosure of any such loans or interests in loans in which we have invested. Therefore, the value of underlying collateral, the creditworthiness of borrowers and the priority of liens are each of great importance in determining the value of our investments. In the event of foreclosure, we or an affiliate thereof may assume direct ownership of any assets collateralizing such foreclosed loans. The liquidation proceeds upon the sale of such assets may not satisfy the entire outstanding balance of principal and interest on such foreclosed loans, resulting in a loss us. Any costs or delays involved in the effectuation of loan foreclosures or liquidation of the assets collateralizing such foreclosed loans will further reduce proceeds associated therewith and, consequently, increase possible losses to us. In addition, no assurances can be made that borrowers or third parties will not assert claims in connection with foreclosure proceedings or otherwise, or that such claims will not interfere with the enforcement of our rights.

The Prices of Our Investments Can be Volatile.

The prices of our investments can be volatile. In addition, price movements may also be influenced by, among other things, changing supply and demand relationships, trade, fiscal, monetary and exchange control programs and national and international political and economic events and policies. In addition, governments from time to time intervene in certain markets. Such intervention often is intended directly to influence prices and may cause or contribute to rapid fluctuations in asset prices, which may adversely affect our returns.

We are Subject to Risks Relating to Syndication and/or Transfer of Investments.

We, directly or through the use of one or more subsidiary investment vehicles, have and expect to continue to originate and/or purchase certain debt assets, including ancillary equity assets (“Assets”). We will treat the assets of any entity that is primarily controlled us and that primarily engages in investment activities in securities or other assets (a “Primarily Controlled Subsidiary”) as assets of ours for purposes of determining compliance with various provisions of the 1940 Act applicable to us, including those relating to capital structure and leverage (Sections 18 and 61) and affiliated transactions and custody (Sections 17 and 57). In addition, the Adviser and the Board will comply with the provisions of Section 15 of the 1940 Act with respect to a Primarily Controlled Subsidiary’s investment advisory contract. We may also purchase certain Assets (including, participation interests or other indirect economic interests) that have been originated by other affiliated or unaffiliated parties and/or trading on the secondary market. We may, in certain circumstances, originate or purchase such Assets with the intent of syndicating and/or otherwise transferring a significant portion thereof. In such instances, we will bear the risk of any decline in value prior to such syndication and/or other transfer. In addition, we will also bear the risk of any inability to syndicate or otherwise transfer such Assets or such amount thereof as originally intended, which could result in us owning a greater interest therein than anticipated.

We May Need to Raise Additional Capital.

We may need additional capital to fund new investments and grow our portfolio of investments once we have fully invested the net proceeds of the Private Offering. Unfavorable economic conditions could increase our funding costs or limit our access to the capital. A reduction in the availability of new capital could limit our ability to grow. In addition, we are required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to shareholders to maintain our qualification as a RIC. As a result, these earnings will not be available to fund new investments. An inability on our part to access the capital successfully could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings, if any, which would have an adverse effect on the value of our securities.

We are Subject to Counterparty Risks.

To the extent that contracts for investment will be entered into between us and a market counterparty as principal (and not as agent), we are exposed to the risk that the market counterparty may, in an insolvency or similar event, be unable to meet its contractual obligations to us. We may have a limited number of potential counterparties for certain of our investments, which may significantly impair our ability to reduce our exposure to counterparty risk. In addition, difficulty reaching an agreement with any single counterparty could limit or eliminate our ability to execute such investments altogether. Because certain purchases, sales, hedging, financing arrangements and other instruments in which we will engage are not traded on an exchange but are instead traded between counterparties based on contractual relationships, we are subject to the risk that a counterparty will not perform its obligations under the related contracts. Although we intend to pursue our remedies under any such contracts, there can be no assurance that a counterparty will not default and that we will not sustain a loss on a transaction as a result.

We are Dependent on Key Personnel.

We depend on the continued services of our Investment Team and other key management personnel. If we were to lose any of these officers or other management personnel, such a loss could result in operating inefficiencies and lost business opportunities, which could have a negative effect on our operating performance. Further, we do not intend to separately maintain key person life insurance on any of these individuals.

Investors May be Required to Return Distributions to Satisfy Our Unpaid Debts.

Under Delaware law, the investors could, under certain circumstances, be required to return distributions made by us to satisfy our unpaid debts that were in existence at the time the distributions were made.

The Board May Make Certain Changes in Our Investment Objective, Operating Policies or Strategies Without Prior Notice or Shareholder Approval.

The Board has the authority to modify or waive certain of our operating policies and strategies without prior notice (except as required by the 1940 Act) and without shareholder approval. However, absent shareholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. Under Delaware law, we also cannot be dissolved without prior shareholder approval. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and value of our shares. Nevertheless, the effects may adversely affect our business and impact our ability to make distributions.

The Board May Make Certain Changes to Our Declaration of Trust Without Prior Shareholder Approval.

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

We are Subject to Risks Relating to Allocation of Investment Opportunities and Related Conflicts.

We are generally prohibited under the 1940 Act from participating in certain transactions with our affiliates without prior approval of the Independent Trustees and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is an affiliate of ours for purposes of the 1940 Act, and we are generally prohibited from buying or selling any security from or to such affiliate, absent the prior approval of the Independent Trustees. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same issuers (whether at the same or different times), without prior approval, in certain cases, of the Independent Trustees and, in certain other cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or Trustees or their affiliates. These prohibitions will affect the manner in which investment opportunities are allocated between us and other funds and accounts managed by HPS or its affiliates. Most importantly, we are generally prohibited from co-investing with Other HPS Investors or affiliates of the Adviser in loans and financings originated by HPS and/or its affiliates except for pursuant to the co-investment exemptive relief granted by the SEC which delineates the requirements the Adviser must comply with for us to invest with Other HPS Investors.

Any such co-investments are subject to certain conditions, including that the Adviser and its affiliates managing other funds and accounts participating in co-investment transactions will seek to allocate such transactions for all of the participating investment accounts, including us, on a fair and equitable basis, in accordance with their respective allocation policies, and the other applicable conditions of the co-investment exemptive relief. Under the terms of the relief, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our Independent Trustees must reach certain conclusions in connection with certain co-investment transactions (e.g., in the case of follow-on investments in an existing issuer in which affiliates, but not us, have an existing investment, and non-pro rata follow-on investments in, and dispositions of, securities of an existing issuer), including that: (i) the terms of the proposed transaction are reasonable and fair to us and our shareholders and do not involve overreaching in respect of us or our shareholders on the part of any person concerned; and (ii) the transaction is consistent with the interests of our shareholders and is consistent with our then-current investment objectives and strategies.

As a result of the relief, there could be significant overlap in our investment portfolio and the investment portfolios of Other HPS Investors, including, in some cases, proprietary accounts of HPS or its affiliates. Because investments are allocated across multiple Other HPS Investors, we will at times receive a lower allocation to an investment than desired; likewise, we may also be limited in the degree to which we are able to participate in selling opportunities that we may otherwise wish to pursue due to allocations, including non-pro rata allocations, to Other HPS Investors.

If the Adviser identifies a co-investment opportunity and we are unable to rely on the co-investment relief or other no-action positions of the SEC staff for that particular co-investment opportunity, the Adviser will be required to determine which of its and its affiliates’ accounts should make the investment at the potential exclusion of other accounts. In such circumstances, the Adviser will adhere to firm-wide investment allocation policies in order to determine the account to which to allocate investment opportunities. Accordingly, it is possible that we may not be given the opportunity to participate in investments made by other accounts.

We are Subject to Risks Relating to Distributions.

Beginning in April 2024 through December 2025, we paid regular distributions on a quarterly basis. Commencing January 2026, we have been paying, and we expect to continue to pay distributions on a monthly basis to shareholders out of assets legally available for distribution. We cannot guarantee that we will continue to make distributions, and if we do, we may fund such distributions from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings or return of capital, and although we generally expect to fund distributions from cash flow from operations, we have not established limits on the amounts we may pay from such sources. We cannot guarantee that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. If we are unable to satisfy the asset coverage test applicable to us as a BDC, or if we violate certain debt financing agreements, our ability to pay distributions to shareholders could be limited. All distributions will be paid at the discretion of the Adviser, under delegated authority of our Board, and will depend on our earnings, financial condition, maintenance of RIC status, compliance with applicable BDC regulations, compliance with debt financing agreements and such other factors as the Board may deem relevant from time to time. The distributions we pay to shareholders in a year may exceed our current and accumulated earnings and profits (as determined for U.S. federal income tax purposes) and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes.

Shareholders who periodically receive the payment of a distribution from a RIC consisting of a return of capital for U.S. federal income tax purposes may be under the impression that they are receiving a distribution of the RIC’s net ordinary income or capital gains when they are not. Accordingly, shareholders should read carefully any written disclosure accompanying a distribution from us and the information about the specific tax characteristics of our distributions provided to shareholders after the end of each calendar year, and should not assume that the source of any distribution is our net ordinary income or capital gains. To the extent that our distributions contain a return of capital, such distributions should not be considered the dividend yield or total return of an investment in the Common Shares. The amount treated as a tax-free return of capital will reduce a shareholder’s adjusted tax basis in the Common Shares, thereby increasing the shareholder’s potential taxable gain or reducing the potential loss on the sale of Common Shares.

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

We Face Risks Associated With the Deployment of Capital.

In light of the nature of our continuous Private Offering in relation to our investment strategy and the need to be able to deploy potentially large amounts of capital quickly to capitalize on potential investment opportunities, if we have difficulty identifying investments on attractive terms, there could be a delay between the time we receive net proceeds from the sale of shares of our Common Shares in the Private Offering and the time we invest the net proceeds. Our proportion of privately-negotiated investments may be lower than expected. We may also from time to time hold cash pending deployment into investments or have less than our targeted leverage, which cash or shortfall in target leverage may at times be significant, particularly at times when we are receiving high amounts of offering proceeds and/or times when there are few attractive investment opportunities. Such cash may be held in an account for the benefit of our shareholders that may be invested in money market accounts or other similar temporary investments.

In the event we are unable to find suitable investments such cash may be maintained for longer periods which would be dilutive to overall investment returns. This could cause a substantial delay in the time it takes for your investment to realize its full potential return and could adversely affect our ability to pay regular distributions of cash flow from operations to shareholders. Significant and rapid inflows of capital from large investors (including institutional accounts, feeder funds and model portfolio programs) could exacerbate such capital deployment and other risks. It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending deployment into investments will generate significant interest, and investors should understand that such low interest payments on the temporarily invested cash may adversely affect overall returns. In the event we fail to timely invest the net proceeds of sales of our Common Shares or do not deploy sufficient capital to meet our targeted leverage, our results of operations and financial condition may be adversely affected.

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

We May Operate in Periods of Capital Markets Disruption, Significant Volatility and Economic Uncertainty.

From time to time, capital markets may experience periods of disruption and instability. Such disruptions may result in, amongst other things, write-offs, the re-pricing of credit risk, the failure of financial institutions or worsening general economic conditions, any of which could materially and adversely impact the broader financial and credit markets and reduce the availability of debt and equity capital for the market as a whole and financial services firms in particular. There can be no assurance these market conditions will not occur or worsen in the future, including as a result of the Russia-Ukraine war and conflicts in Iran and others parts of the Middle East, health epidemics and pandemics, volatility in interest rates or renewed inflationary pressure.

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

We are Exposed to Risks Associated With Changes in Interest Rates, Including the Current Elevated Interest Rate Environment.

General interest rate fluctuations may have a substantial negative impact on our investments and our investment returns and, accordingly, may have a material adverse effect on our investment objective and our net investment income.

Because we borrow money and may issue debt securities or preferred shares to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred shares and the rate at which we invest these funds. In this period of rising interest rates, our interest income will increase as the majority of our portfolio bears interest at variable rates while our cost of funds will also increase, to a lesser extent, with the net impact being an increase to our net investment income, see “Item 7A. Qualitative and Quantitative Disclosures About Market Risk.” Conversely, if interest rates decrease, we may earn less interest income from investments and our cost of funds will also decrease, potentially resulting in lower net investment income. In addition, in a low interest rate environment, borrowers may be less likely to prepay their debts and loans may therefore remain outstanding for a longer period of time. We may take on fixed rate liabilities, which will remain at the elevated interest rate even if interest rates decrease. Thus, the decrease in our investment income would not be offset by decreased borrowing costs, potentially affecting our future distributions to shareholders. From time to time, we may also enter into certain hedging transactions to mitigate our exposure to changes in interest rates and to more closely align the interest rates of our liabilities with our investment portfolio. We may enter into certain hedging transactions, such as interest rate swap agreements, to mitigate our exposure to adverse fluctuations in interest rates. However, we cannot assure you that such transactions will be successful in mitigating our exposure to interest rate risk. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

Rising interest rates may also increase the cost of debt for our underlying portfolio companies, which could adversely impact their financial performance and ability to meet ongoing obligations to us. Also, an increase in interest rates available to investors could make an investment in our Common Shares less attractive if we are not able to pay distributions at a level that provides a similar return, which could reduce the value of our Common Shares.

We are Subject to Risks Relating to Volatility in the Banking Sector.

If the banking institutions used by us fail or are impacted by such volatility, such events could have a material adverse effect on us and our shareholders (including loss of capital held at such banking institutions and/or an inability to meet our obligations to other counterparties). A large percentage of our assets may be held by a limited number of banking institutions (or even a single banking institution). If a banking institution at which we maintain deposit accounts or securities accounts fails, any cash or other assets in such accounts may be temporarily inaccessible or permanently lost by us. Generally, we would be an unsecured creditor with respect to cash balances in excess of $250,000 held at a single banking institution insured by the FDIC, and therefore we may not ultimately recover any such excess amounts. In addition, FDIC deposit insurance does not extend to certain other assets held by a banking institution (e.g., bond investments, U.S. Treasury bills or notes).

If a banking institution that provides all or a part of a credit facility, other borrowings and/or other services to us fails, we could be unable to draw funds under such credit facilities and may not be able to obtain replacement credit facilities or other services from other lending institutions with similar terms. If our credit facilities and accounts are provided by the same banking institution, and such banking institution fails, we could face significant difficulties in funding any near-term obligations we have in respect of our investments or otherwise. Even if the banking institutions used by us remain solvent, continued volatility in the banking sector could cause or intensify an economic recession and make it more difficult for us to obtain or refinance our credit facilities and other indebtedness at all or on as favorable terms as could otherwise have been obtained, and/or have other material adverse effects on us.

Similarly, the banking institutions that the portfolio companies in which we may invest have depositor or lending arrangements may fail. This would have a material adverse effect on such portfolio companies, us and our shareholders, including by preventing such portfolio companies from making principal and interest payments or other applicable payments owed with respect to our investments. Generally, neither the Adviser nor the Administrator have a meaningful role in selecting the banking institutions used by the portfolio companies in which we invest. Instead, the Adviser and the Administrator generally rely on the management team of the portfolio companies to select appropriate banking services.

B. Risks Relating to Our Investments

Our investments may be risky and, subject to compliance with our 80% test, there is no limit on the amount of any such investments in which we may invest.

We are Subject to General Risks.

A fundamental risk associated with our investment strategy is that the companies in whose debt we invest will be unable to make regular payments (e.g., principal and interest payments) when due, or at all, or otherwise fail to perform. Portfolio companies could deteriorate as a result of, among other factors, an adverse development in their business, poor performance by their management teams, a change in the competitive environment, an economic downturn or legal, tax or regulatory changes. Portfolio companies that the Adviser expects to remain stable may in fact operate at a loss or have significant variations in operating results, may require substantial additional capital to support their operations or to maintain their competitive position, or may otherwise have a weak financial condition or be experiencing financial distress.

Our NAV May Be Subject to Greater Volatility Than Other BDCs that Solely Focus on Current Income Generation.

Given our investment objective and strategy and expected investments, including focusing on capital appreciation as well as current income generation and potentially allocating a greater percentage of our portfolio to junior capital investments, special situation opportunities and equity-related investments than other BDCs that solely focus on current income generation, our NAV may be more volatile over a given period of time than such other BDCs. Our NAV may decrease due to a number of factors affecting markets generally or particular industries or companies. The value of an investment may decline due to general market conditions that are not specifically related to a particular company, such as real or perceived adverse economic conditions, changes in the general outlook for earnings, changes in interest or currency rates, adverse changes to credit markets or adverse shareholder sentiment generally.

The value of an investment may decline for a number of reasons that directly relate to the issuer, such as management performance, major litigation, investigations or other controversies, changes in financial condition or credit rating, changes in government regulations affecting the issuer or its competitive environment and strategic initiatives such as mergers, acquisitions or dispositions and the market response to any such initiatives, financial leverage, reputation or reduced demand for the issuer’s goods or services, as well as the historical and prospective earnings of the issuer and the value of its assets. Even when markets perform well, there is no assurance that the investments held by us will increase in value along with the broader market. Conversely, the value of one or more investments may increase, thereby increasing our NAV, and such increase in our NAV may represent unrealized gains embedded in the applicable underlying investments pending their realization. Upon a share repurchase request, subject to the Board’s discretion to limit such repurchase, we will be obligated to pay out the NAV of the repurchased shares (including the portion represented by unrealized gains) in cash, which will cause us to source the cash without matching realized gains – by using borrowings or cash on hand or liquidating other investments. If eventually the applicable investments are realized but at a lower valuation than used for repurchase, the investors remaining invested in us will experience a detriment.

Our Portfolio Companies May be Highly Leveraged.

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

If a portfolio company is unable to generate sufficient cash flow to meet principal and interest payments to its lenders, it may be forced to take other actions to satisfy such obligations under its indebtedness. These alternative measures may include reducing or delaying capital expenditures, selling assets, seeking additional capital, or restructuring or refinancing indebtedness. Any of these actions could significantly reduce the value of our investment(s) in such portfolio company. If such strategies are not successful and do not permit the portfolio company to meet its scheduled debt service obligations, the portfolio company may also be forced into liquidation, dissolution or insolvency, and the value of our investment in such portfolio company could be significantly reduced or even eliminated. Where we receive payment in kind or “PIK” interest with respect to an investment, over time such investment’s principal balance will increase, making such investment more highly leveraged.

We are Subject to Risks Relating to Issuer/Borrower Fraud.

Of paramount concern in originating loans is the possibility of material misrepresentation or omission on the part of borrowers or guarantors. Such inaccuracy or incompleteness may adversely affect the valuation of the collateral underlying the loans or may adversely affect our ability or the ability of our affiliates to perfect or effectuate a lien on the collateral securing the loan. We or our affiliates will rely upon the accuracy and completeness of representations made by borrowers to the extent reasonable, but cannot guarantee such accuracy or completeness.

We are Subject to Risks Due to Our Reliance on Portfolio Company Management.

The Adviser generally will seek to monitor the performance of investments in operating companies either through interaction with the board of the applicable company and/or by maintaining an ongoing dialogue with the portfolio company’s management and/or sponsor team. However, we generally will not be in a position to control any borrower by virtue of investing in its debt and the portfolio company’s management will be primarily responsible for the operations of the portfolio company on a day-to-day basis. Although it is our intent to invest in companies with strong management teams, there can be no assurance that the existing management team, or any new one, will be able to operate the portfolio company successfully. In addition, we are subject to the risk that a borrower in which we invest may make business decisions with which we disagree and the management of such borrower, as representatives of the common equity holders, may take risks or otherwise act in ways that do not serve the interests of the debt shareholders, including us. Furthermore, in exercising its investment discretion, the Adviser may in certain circumstances commit our funds to other entities that will be given a mandate to make certain investments consistent with our investment objective and that may earn a performance-based fee on those investments. Once such a commitment is made, such entities will have full control over the investment of such funds, and the Adviser will cease to have such control.

We are Subject to Risks Relating to Environmental Matters.

Ordinary operation or the occurrence of an accident with respect to the portfolio companies in which we invest could cause major environmental damage, which may result in significant financial distress to our investments and any portfolio company holding such assets, even if covered by insurance. Certain environmental laws and regulations may require that an owner or operator of an asset address prior environmental contamination, which could involve substantial cost and other liabilities. We (and the shareholders) may therefore be exposed to substantial risk of loss from environmental claims arising in respect of our investments. Furthermore, changes in environmental laws or regulations or the environmental condition of an investment may create liabilities that did not exist at the time of its acquisition and that could not have been foreseen. Even in cases where we are indemnified by the seller with respect to an investment against liabilities arising out of violations of environmental laws and regulations, there can be no assurance as to the financial viability of the seller to satisfy such indemnities or our ability to achieve enforcement of such indemnities. See also “—We are Subject to Risks from Provision of Managerial Assistance and Control Person Liability” below.

The Value of Certain Portfolio Investments May Not be Readily Determinable.

We expect that many of our portfolio investments will take the form of securities that are not publicly traded. The fair value of loans, securities and other investments that are not publicly traded may not be readily determinable, and will be valued at fair value as determined in good faith by the Adviser, including to reflect significant events affecting the value of our investments. Most, if not all, of our investments (other than cash and cash equivalents) will be classified as Level 3 assets under Topic 820 of the U.S. Financial Accounting Standards Board’s Accounting Standards Codification, as amended, Fair Value Measurements and Disclosures (“ASC Topic 820”). This means that our portfolio valuations will be based on unobservable inputs and our assumptions about how market participants would price the asset or liability in question. We expect that inputs into the determination of fair value of portfolio investments will require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We expect to retain the services of one or more independent service providers to review the valuation of these loans and securities. The types of factors that may be taken into account in determining the fair value of investments generally include, as appropriate, comparison to publicly-traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, determinations of fair value may differ materially from the values that would have been used if a ready market for these loans and securities existed. Our NAV could be adversely affected if determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such loans and securities. In addition, the method of calculating the management fee and incentive fee may result in conflicts of interest between the Adviser, on the one hand, and shareholders on the other hand, with respect to the valuation of investments.

We May Elect Not to or May be Unable to Make Follow-On Investments in Portfolio Companies.

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in order to:

• increase or maintain in whole or in part our voting percentage;
• exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or
• attempt to preserve or enhance the value of our investment.

We may elect not to make follow-on investments or otherwise lack sufficient funds to make those investments.

We have the discretion to make any follow-on investments, subject to the availability of capital resources. The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities or because we are inhibited by compliance with BDC requirements, or compliance with the requirements for maintenance of our RIC status.

We May Be Subject to Risks Due to Not Holding Controlling Equity Interests in Portfolio Companies.

We do not generally intend to take controlling equity positions in our portfolio companies. To the extent that we do not hold a controlling equity interest in a portfolio company, we will be subject to the risk that such portfolio company may make business decisions with which we disagree, and the shareholders and management of such portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity for the debt and equity investments that we typically hold in portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company, and may therefore suffer a decrease in the value of our investments.

We are Subject to Risks Relating to Defaults by Portfolio Companies.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on the portfolio company’s assets representing collateral for its obligations. This could trigger cross defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations under the debt that we hold and the value of any equity securities we own. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company.

We are Subject to Risks Relating to Third Party Litigation.

Our investment activities subject us to the normal risks of becoming involved in litigation initiated by third parties. This risk is somewhat greater where we exercise control or influence over a company’s direction. The expense of defending against claims by third parties and paying any amounts pursuant to settlements or judgments would generally be borne by us (to the extent not borne by the portfolio companies) and would reduce net assets. The Adviser and others are indemnified in connection with such litigation, subject to certain conditions.

Inflation May Adversely Affect the Business, Results of Operations and Financial Condition of Our Portfolio Companies.

Certain of our portfolio companies may be impacted by inflation. If such portfolio companies are unable pass any increases in their costs along to their customers, it could adversely affect their results and their ability to pay interest and principal on our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.

We are Subject to Risks Related to Reliance on Projections.

We may rely upon projections developed by the Adviser concerning an investment’s future performance, outcome and cash flow. Projections are inherently subject to uncertainty and factors beyond the control of the Adviser. The inaccuracy of certain assumptions, the failure to satisfy certain requirements and the occurrence of other unforeseen events could impair the ability of an investment to realize projected values, outcomes and cash flow.

Economic Conditions May Have Adverse Effects on Us and the Portfolio Companies.

We and the portfolio companies in which we invest may be adversely affected by deterioration in the financial markets and economic conditions throughout the world, some of which may magnify the risks described herein and have other adverse effects. Deteriorating market conditions could result in increasing volatility and illiquidity in the global credit, debt and equity markets generally. The duration and ultimate effect of adverse market conditions cannot be accurately forecast, nor is it known whether or the degree to which such conditions may remain stable or worsen. Deteriorating market conditions and uncertainty regarding economic markets generally could result in declines in the market values of potential investments or declines in the market values of investments after they are acquired by us. Such declines could lead to weakened investment opportunities for us, could prevent us from successfully meeting our investment objective or could require us to dispose of investments at a loss while such unfavorable market conditions prevail. In addition, our investment opportunities may be dependent in part upon the consummation of leveraged buyouts and other private equity sponsored transactions, recapitalizations, refinancings, acquisitions and structured transactions. If fewer of these transactions occur than the Adviser expects, there may be limited investment opportunities for us. Periods of prolonged market stability may also adversely affect the investment opportunities available to us.

We are Subject to Risks Relating to Reduced Investment Opportunities.

The Adviser believes that volatility and instability in the credit markets can create significant investment opportunities for us. When credit markets stabilize, in particular, in our target upper middle market sector, there may be reduced investment opportunities for us and/or we may not be able acquire investments on favorable terms. Periods of prolonged market stability may also adversely affect the investment opportunity set available to us.

We are Subject to Risks Relating to Investments in Undervalued Assets.

We may invest in undervalued loans and other assets as part of our investment strategy. The identification of investment opportunities in undervalued loans and other assets is a difficult task, and there is no assurance that such opportunities will be successfully recognized or acquired. While investments in undervalued assets offer the opportunity for above-average capital appreciation, these investments involve a high degree of financial risk and can result in substantial or complete losses.

We may incur substantial losses related to assets purchased on the belief that they were undervalued by their sellers, if they were not in fact undervalued at the time of purchase. In addition, we may be required to hold such assets for a substantial period of time before realizing their anticipated value, and there is no assurance that the value of the assets would not decline further during such time. Moreover, during this period, a portion of our assets would be committed to those assets purchased, thus preventing us from investing in other opportunities. In addition, we may finance such purchases with borrowed funds and thus will have to pay interest on such borrowed amounts during the holding period.

We Operate in a Competitive Debt Environment.

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

Over the past several years, many investment funds have been formed with investment objectives similar to ours, and many such existing funds have grown in size and have added larger successor funds to their platform. These and other investors may make competing offers for investment opportunities identified by the Adviser which may affect our ability to participate in attractive investment opportunities and/or cause us to incur additional risks when competing for investment opportunities. Moreover, identifying attractive investment opportunities is difficult and involves a high degree of uncertainty. The Adviser may identify an investment that presents an attractive investment opportunity but may not be able to complete such investment in a manner that meets our objectives . We may incur significant expenses in connection with the identification of investment opportunities and investigating other potential investments that are ultimately not consummated, including expenses related to due diligence, transportation and legal, accounting and other professional services as well as the fees of other third-party service providers.

We are Subject to Risks Relating to Illiquidity of Our Assets and Distributions In Kind.

We invest primarily in private illiquid debt, loans and other assets for which no (or only a limited) liquid market exists or that are subject to legal or other restrictions on transfer and are difficult to sell in a secondary market. In some cases, we may be prohibited from selling such investments for a period of time or otherwise be restricted from disposing of such investments. The market prices, if any, for such assets tend to be volatile, and may fluctuate due to a variety of factors that are inherently difficult to predict. Furthermore, the types of investments made may require a substantial length of time to liquidate due to the lack of an established market for such investments or other factors. As a result, there is a significant risk that we may be unable to realize our investment objective by sale or other disposition at attractive prices or will otherwise be unable to complete any exit strategy. Accordingly, the Adviser is unable to predict with confidence what, if any, exit strategies will ultimately be available for any given asset. Exit strategies which appear to be viable when an investment is initiated may be precluded by the time the investment is ready to be realized due to economic, legal or other reasons, and we may not be able to sell assets when we desire to do so or to realize what the Adviser perceives to be the fair value of our assets in the event of a sale.

Further, although the Adviser may at the time of making investments expect a certain portion of such investments to be refinanced or repaid before maturity, depending on economic conditions, interest rates and other variables, borrowers may not finance or repay loans early. Restricted securities may sell at a price lower than similar securities that are not subject to restrictions on resale. In addition, in times of extreme market disruption, there may be no market at all for one or more asset classes, potentially resulting in our inability to dispose of our assets for an indefinite period of time. Even if investments are successful, they are unlikely to produce a realized return to shareholders for a period of years. Furthermore, a portion of interest on investments is paid in kind rather than in cash to us.

We are Subject to Risks Relating to Priority of Repayment of Debt Investments.

The characterization of an investment as senior debt or senior secured debt does not mean that such debt will necessarily have repayment priority with respect to all other obligations of a portfolio company. Portfolio companies may have, and/or may be permitted to incur, other debt and liabilities that rank equally with or senior to the senior loans in which we invest. If other indebtedness is incurred that ranks in parity in right of payment or proceeds of collateral with respect to debt securities in which we invest, we would have to share on an equal basis any distributions with other creditors in the event of a liquidation, reorganization, insolvency, dissolution or bankruptcy of such a portfolio company. Where we hold a first lien to secure senior indebtedness, the portfolio companies may be permitted to issue other senior loans with liens that rank junior to the first liens granted to us. The intercreditor rights of the holders of such other junior lien debt may, in any liquidation, reorganization, insolvency, dissolution or bankruptcy of such a portfolio company, affect the recovery that we would have been able to achieve in the absence of such other debt.

Even where the senior loans held by us are secured by a perfected lien over a substantial portion of the assets of a portfolio company and its subsidiaries, the portfolio company and its subsidiaries will often be able to incur a substantial amount of additional indebtedness, which may have an exclusive lien over particular assets. For example, debt and other liabilities incurred by non-guarantor subsidiaries of portfolio companies will be structurally senior to the debt held by us. Accordingly, any such debt and other liabilities of such subsidiaries would, in the event of liquidation, dissolution, insolvency, reorganization or bankruptcy of such subsidiary, be repaid in full before any distributions to an obligor of the loans held by us. Furthermore, these other assets over which other lenders have a lien may be substantially more liquid or valuable than the assets over which we have a lien. We invest in second-lien secured debt, which compounds the risks described in this paragraph.

We are Subject to Risks Relating to Certain Guarantees.

We may invest in debt that is guaranteed by a subsidiary of the issuer. In some circumstances, guarantees of secured debt issued by subsidiaries of a portfolio company and held by us may be subject to fraudulent conveyance or similar avoidance claims made by other creditors of such subsidiaries under applicable insolvency laws. As a result, such creditors may take priority over our claims under such guarantees. Under federal or state fraudulent transfer law, a court may void or otherwise decline to enforce such debt and we would no longer have any claim against such portfolio company or the applicable guarantor. In addition, the court might direct us to disgorge any amounts already received from the portfolio company or a guarantor. In some cases, significant subsidiaries of portfolio companies may not guarantee the obligations of the portfolio company; in other cases, a portfolio company may have the ability to release subsidiaries as guarantors of the portfolio company’s obligations. The repayment of such investments may depend on cash flow from subsidiaries of a portfolio company that are not themselves guarantors of the portfolio company’s obligations.

We are Subject to Risks Relating to Secured Loans.

Most of the loans held by us are secured. These investments may be subject to the risk that our security interests in the underlying collateral are not properly or fully perfected. Compounding these risks, the collateral securing debt investments will often be subject to casualty or devaluation risks.

We are Subject to Risks Relating to Senior Secured Debt and Unitranche Debt.

When we invest in senior secured term debt and unitranche debt, it will generally take a security interest in the available assets of these portfolio companies, including equity interests in their subsidiaries. There is a risk that the collateral securing our investments may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. Also, in some circumstances, our security interest could be subordinated to claims of other creditors. In addition, any deterioration in a portfolio company’s financial condition and prospects, including any inability on its part to raise additional capital, may result in the deterioration in the value of the related collateral. Consequently, the fact that debt is secured does not guarantee that we will receive principal and interest payments according to the investment terms or at all, or that we will be able to collect on the investment should we be forced to enforce its remedies.

From time to time, we may invest in unitranche loans with “first-out” and “last-out” payment streams (either set up at closing or arranged after closing) (each, a “Retranched Loan”). Each Retranched Loan is generally expected to be documented under a single credit agreement with a single set of security agreements. Retranched Loans effectively create senior and junior loans with so called ‘first out lenders’ (“First Out Lenders”) receiving payments in priority to ‘last out lenders’ (“Last Out Lenders”) under certain circumstances. Interest is typically allocated in a manner which provides the First Out Lenders with an effective lower interest rate than the Last Out Lenders as a result of the lower risk profile in connection with being ‘first out’. In such arrangements, principal is typically allocated pro rata as between the First Out Lenders and Last Out Lenders until the occurrence of a trigger event, following which First Out Lenders will rank senior in priority to Last Out Lenders in terms of both interest and principal. In such an event, if the Last Out Lenders are not receiving cash interest payments, they will typically receive payment in kind or “PIK” interest (i.e., an increase to the principal balance of their loans). As a result, if we acquire positions as Last Out Lenders, this would be more akin to that of second lien lenders and therefore we would not expect to recover any of our outstanding principal or interest until the First Out Lenders have been repaid in full. Further, any veto rights with respect to voting and/or enforcement as between the First Out Lenders and the Last Out Lenders may also be negotiated for each transaction. As a result, even where we acquire a majority stake in Retranched Loans, there can be no assurance that we, as a Last Out Lender, will be in a position to direct enforcement of the security granted in respect of the Retranched Loans or be able to prevent certain decisions being taken by the First Out Lenders that may be adverse to our interests. An agreement among lenders may also have restrictions on assignment, including requiring us (as a lender) to give a right of first refusal to other lenders in the same Retranched Loan. Consequently, we may not have the same liquidity in Retranched Loans as we would in a stand-alone credit facility.

We are Subject to Business and Credit Risks.

Investments made by us generally will involve a significant degree of financial and/or business risk. The securities in which we invest may pay fixed, variable or floating rates of interest, and may include zero-coupon obligations or interest that is paid in kind (which tend to increase business and credit risks if an investment becomes impaired because there would be little to no realized proceeds through cash interest payments prior to such impairment). These types of securities are subject to the risk of the issuer’s inability to make principal and interest payments on its obligations (i.e., credit risk) and are also subject to price volatility due to such factors as interest rate sensitivity, market perception of the creditworthiness of the issuer and general market liquidity (i.e., market risk).

Business risks may be more significant in smaller portfolio companies or those that are embarking on a build-up or operating turnaround strategy. Such companies may have no or short operating histories, new technologies and products and their management teams may have limited experience working together, all of which enhance the difficulty of evaluating these investment opportunities. The management of such companies will need to implement and maintain successful finance personnel and other operational strategies and resources in order to become and remain successful. Other substantial operational risks to which such companies are subject include uncertain market acceptance of our services, a potential regulatory risk for new or untried and/or untested business models (if applicable), products and services to the extent they relate to regulated activities in the relevant jurisdiction, high levels of competition among similarly situated companies, lower capitalizations and fewer financial resources and the potential for rapid organizational or strategic change. Such companies will have no or short operating histories on which to judge future performance and in many cases, if operating, will have negative cash flow.

Our Investments May be Affected by Force Majeure Events.

The instruments in which we invest may be affected by force majeure events (i.e., events beyond the control of the party claiming that the event has occurred, including, without limitation, acts of God, fire, flood, earthquakes, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, terrorism and labor strikes). Some force majeure events may adversely affect the ability of a portfolio company to perform its obligations until it is able to remedy the force majeure event. In addition, the cost to a portfolio company of repairing or replacing damaged assets resulting from such force majeure event could be considerable. Additionally, a major governmental intervention into industry, including the nationalization of an industry or the assertion of control over one or more companies or its assets, could result in a loss, including if our investment in such issuer is cancelled, unwound or acquired (which could be without what the Adviser considers to be adequate compensation). Certain force majeure events (such as war or an outbreak of an infectious disease) could have a broader negative impact on the world economy and international business activity generally, or in any of the countries in which we may invest specifically. To the extent we are exposed to investments in issuers that as a group are exposed to such force majeure events, our risks and potential losses are enhanced.

We are Subject to Risks Relating to Infectious Disease and Pandemics.

Certain illnesses spread rapidly and have the potential to significantly adversely affect the global economy. Outbreaks such as the severe acute respiratory syndrome, avian influenza, H1N1/09, and the coronavirus (COVID-19), or other similarly infectious diseases may have material adverse impacts on us, the Adviser, their respective affiliates and portfolio companies. Actual pandemics, or fear of pandemics, can trigger market disruptions or economic turndowns with the consequences described above. The Adviser cannot predict the likelihood of disease outbreaks occurring in the future nor how such outbreaks may affect our investments.

The outbreak of disease epidemics may result in the closure of the Adviser’s and/or a portfolio company’s offices or other businesses, including office buildings, retail stores and other commercial venues and could also result in (a) the lack of availability or price volatility of raw materials or component parts necessary to a portfolio company’s business which may adversely affect the ability of a portfolio company to perform its obligations, (b) disruption of regional or global trade markets and/or the availability of capital, (c) the availability of leverage, including an inability to obtain indebtedness at all or to our desired degree, and less favorable timing of repayment and other terms with respect to such leverage, (d) trade or travel restrictions which impact a portfolio company’s business, (e) the failure of our counterparties and service providers to perform (or the delay of such performance) their obligations to us (including debt obligations), (f) pending transactions (including acquisitions and sales of assets by us) not closing on time or at all, (g) the Company being forced to breach (or determining not to perform our obligations under) certain agreements and the related litigation that would likely ensue and/or (h) a general economic decline and have an adverse impact on our value, our investments, or our ability to make new investments. If a future pandemic occurs during a period when we expect to be harvesting our investments, we may not achieve our investment objective or may not be able to realize our investments within our term.

We Invest in Loans with Limited Amortization Requirements.

We invest in loans that have limited mandatory amortization requirements. While such a loan may obligate a portfolio company to repay the loan out of asset sale proceeds or with annual excess cash flow, such requirements may be subject to substantial limitations and/or “baskets” that would allow a portfolio company to retain such proceeds or cash flow, thereby extending the expected weighted average life of the investment. In addition, a low level of amortization of any debt over the life of the investment may increase the risk that a portfolio company will not be able to repay or refinance the loans held by us when they come due at their final stated maturity.

We are Subject to Risks Relating to Potential Early Redemption of Some Investments.

The terms of loans in which we invest may be subject to early redemption features, refinancing options, prepayment options or similar provisions which, in each case, could result in the issuer repaying the principal of an obligation held by us earlier than expected, either with no or a nominal prepayment premium. This may happen when there is a decline in interest rates, or when the borrower’s improved credit or operating or financial performance allows the refinancing of certain classes of debt with lower cost debt or when general credit market conditions improve. Assuming an improvement in the credit market conditions, early repayments of the debt held by us could increase. There is no assurance that we will be able to reinvest proceeds received from prepayments in assets that satisfy our investment objective, and any delay in reinvesting such proceeds may materially affect our performance. Conversely, if the prepayment does not occur within the expected timeframe or if the debt does not otherwise become liquid, we may continue in operation for longer than expected or we may make distributions in kind.

We are Subject to Risks Relating to Licensing Requirements.

Certain banking and regulatory bodies or agencies in or outside the United States may require us, the Adviser, our affiliates and/or certain of our respective employees to obtain licenses or authorizations to engage in many types of lending activities including the origination of loans. It may take a significant amount of time and expense to obtain such licenses or authorizations and we may be required to bear the cost of obtaining such licenses and authorizations. There can be no assurance that any such licenses or authorizations would be granted or, if granted, whether any such licenses or authorizations would impose restrictions on us. Such licenses or authorizations may require the disclosure of confidential information about us, shareholders or our respective affiliates, including the identity, financial information and/or information regarding the shareholders and our officers and trustees. We may not be willing or able to comply with these requirements. Alternatively, the Adviser and/or its affiliates may be compelled to structure certain potential investments in a manner that would not require such licenses and authorizations, although such transactions may be inefficient or otherwise disadvantageous for us and/or any relevant portfolio company, including because of the risk that licensing authorities would not accept such structuring alternatives in lieu of obtaining a license or authorization. The inability of us, the Adviser, the Adviser’s affiliates and/or certain of our respective employees to obtain necessary licenses or authorizations, the structuring of an investment in an inefficient or otherwise disadvantageous manner, or changes in licensing regulations, could adversely affect our ability to implement our investment program and achieve our intended results. Further, the regulatory regimes related to certain assets may be complex, and therefore the Adviser and/or its affiliates may be required to incur significant expenses in order to comply.

We are Subject to Risks Relating to Minority Investments; Joint Ventures; Co-Investment or Sourcing Programs.

We may make minority equity investments in entities in which we do not control the business or affairs of such entities. In addition, we have and intend to continue to co-invest with other parties including through partnerships, joint ventures, sourcing and syndication programs. In certain these cases, the Adviser may share management fees, incentive fees and/or other forms of compensation with such parties and we may pay, and are expected to pay, fees or other compensation to sourcing partners or other third parties to access deal opportunities, as described in “–We are Subject to Risks Associated with Sourcing, Operating or Joint Venture Partners” above. The Adviser expects that in some cases we will have control over, or significant influence on, the decision making of joint ventures or underlying investments. However, in other cases, in particular with respect to certain terms, amendments and waivers related to the underlying loans, the joint venture partner may have controlling or blocking rights (including because certain decisions require unanimous approval of the joint venture partners) or a tie vote among joint venture partners may be resolved by an appointed third party. In addition, we may enter into arrangements with one or more sourcing partners to identify investment opportunities for us, including with respect to particular types of investments or particular sectors or regions. In connection with such sourcing arrangements, in exchange for access to deal opportunities to evaluate, we expect to agree to certain contractual terms relating to the sourced investments, including a requirement that we will, under certain circumstances, vote our interests consistently with the votes cast by the sourcing partner (including, in some cases, relating to amendments and waivers in default scenarios). Accordingly, in such cases, we would not have the ability to make our own voting determinations and may be required to vote in a manner we would not otherwise have chosen to vote absent such agreement. It is expected that any such voting requirements would also be applicable to any future assignee of the loan or other debt instrument, which could negatively affect our ability to sell or otherwise transfer the investment.

Where a joint venture, sourcing or co-investing partner or third party has controlling or blocking rights or decision-making power with respect to a joint venture matter or an underlying investment, there can be no assurance that the matter will be resolved in the manner desired by us. In addition, these types of voting arrangements may slow the decision-making process and hinder our ability to act quickly.

Cooperation among joint venture partners, sourcing partners or co-investors on existing and future business decisions will be an important factor for the sound operation and financial success of any joint venture, sourcing or other business relationships in which we are involved. In particular, a joint venture or sourcing partner or co-investor may have economic or business interests or goals that are inconsistent with ours, and we may not be in a position to limit or otherwise protect the value of one or more of our investments. Disputes among joint venture partners or co-investors over obligations, expenses or other matters could have an adverse effect on the financial conditions or results of operations of the relevant businesses. Disputes with sourcing partners may limit our investment opportunities in the future. In addition, we may in certain circumstances be liable for actions of, or be obligated to indemnify, our joint venture or sourcing partners. In certain circumstances, the day-to-day operations of a joint venture may be delegated to the joint venture partner and its employees. In such circumstances, Adviser may not have, or may not have timely, visibility to issues that are not raised by the joint venture partner to the governing body of the joint venture, which issues may adversely impact our investments.

In certain cases, conflicts of interest may arise between us and a joint venture, co-investment or sourcing partner, for example, because such partner has invested in a different level of the issuer’s capital structure, it has different investment goals or timelines, because its management team may have an incentive plan which incentivizes risk-taking, or because it has a different or more expansive commercial relationship with the underlying portfolio company or asset owner, or in the case of a joint venture partner, because the partner also acts as lender to the joint venture. There can be no assurance that the partner with divergent interests from us will cause the joint venture or other sourcing or co-investment programs to be managed in a manner that is favorable to us. Those conflicts of interest may become more acute where we have agreed to limit our voting rights with respect to investments sourced by such partner. In addition, it is anticipated that we could be invested in debt instruments issued by a joint venture entity while one or more Other HPS Investors will be invested in equity interests in such entity or vice versa, which presents certain potential conflicts of interest with respect to the capital structure of such entity.

We are Subject to Risks from Provision of Managerial Assistance and Control Person Liability.

We may obtain rights to participate in the governance of certain of our portfolio companies. In such instances, we typically will designate board members to serve on the boards of portfolio companies. The designation of representatives and other measures contemplated could expose our assets to claims by a portfolio company, our security holders and our creditors, including claims that we are a controlling person and thus is liable for securities laws violations and other liabilities of a portfolio company. The exercise of control over a company may impose additional risks of liability for environmental damage, product defects, failure to supervise management, violation of governmental regulations (including securities laws) or other types of liability in which the limited liability generally characteristic of business ownership may be ignored. If these liabilities were to arise, we might suffer a significant loss. These measures also could result in certain liabilities in the event of the bankruptcy or reorganization of a portfolio company, could result in claims against us if the designated board members violate their fiduciary or other duties to a portfolio company or fail to exercise appropriate levels of care under applicable corporate or securities laws, environmental laws or other legal principles, and could expose us to claims that we have interfered in management to the detriment of a portfolio company. While the Adviser intends to operate the Company in a way that will minimize the exposure to these risks, the possibility of successful claims cannot be precluded, nor can there be any assurance as to whether laws, rules, regulations and court decisions will be expanded or otherwise applied in a manner that is adverse to portfolio companies and us and the shareholders.

We are Subject to Social Media Risk.

The increasing use of social media platforms presents new risks and challenges that may impact our investments. In recent years, there has been a notable increase in the influencer industry and the use of social media platforms, including blogs, chat platforms, social media websites and apps and other forms of Internet-based communications which facilitate direct access to a broad audience of consumers and other interested persons. The rising popularity of such platforms and other consumer-oriented technologies has increased the speed and accessibility of information and mis-information dissemination. Many social media platforms immediately publish the content their subscribers and participants post often without filters or checks on accuracy of the content posted. Information posted on such platforms at any time may be adverse to the interests of the Adviser, its affiliates, us or a portfolio company. The dissemination of negative or inaccurate information related to the Adviser, its affiliates, us or a portfolio company via social media could harm their business, reputation, financial condition, and results of operations, which could adversely affect our investments and, due to reputational considerations, may influence the Adviser’s and/or its affiliate’s decision as to whether to remain invested in such investments.

We are Subject to Risks of Investments in Certain Countries.

We make investments in a number of different countries, some of which may prove unstable. Depending on the country in which a portfolio company is located, such investments may involve a number of risks, including the risk of adverse political developments such as nationalization, confiscation without fair compensation or war, and the risk of regulations which might prevent the implementation of cost cutting or other operational improvements.

A portion of our assets have been and continue to be invested in loans denominated in currencies other than the U.S. dollar or the price of which is determined with references to such currencies. As a result, any fluctuation in exchange rates will affect the value of investments. We generally expect to employ hedging techniques designed to reduce the risk of adverse movements in currency exchange rates. Furthermore, we may incur costs in connection with conversions between various currencies.

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

The availability of information within developing countries and emerging market jurisdictions, including information concerning their economies and the securities of companies in such countries, and the amount of government supervision and regulation of private companies in developing countries, generally is more limited than is the case in more developed countries. The accounting, auditing and financial reporting standards and practices of certain countries may not be equivalent to those employed in more developed countries and may differ in fundamental respects. Accordingly, our ability to conduct due diligence in connection with our investments and to monitor the investments may be adversely affected by these factors. We may not be in a position to take legal or management control of our investments in certain countries. We may have limited legal recourse in the event of a dispute, and remedies might have to be pursued in the courts of the country in question where it may be difficult to obtain and enforce a judgment.

We are Subject to Risks Relating to Our Hedging Strategy and Policies.

We generally expect to employ hedging or other risk management techniques designed to reduce the risk of investment loss due to adverse interest rate or currency movements, credit market risk and certain other risks. There can be no assurance that any hedging transactions will be successful or comprehensive. For example, we may not be able to or may elect not to hedge interest payments in foreign currencies. Similarly, we may hedge certain credit markets generally in order to seek to provide overall risk reduction to us. The variable degree of correlation between price movements of hedging instruments and price movements in the position being hedged creates the possibility that losses on the hedge may be greater, or gains smaller, than losses or gains, as the case may be, in the value of the underlying position. While the transactions implementing such hedging strategies may reduce certain risks, such transactions themselves may entail certain other risks, such as the risk that counterparties to such transactions may default on their obligations and the risk that the prices and/or cash flows being hedged behave differently than expected. Thus, while we may benefit from the use of hedging mechanisms, unanticipated changes in interest rates, currency exchange rates, commodity prices, securities prices or credit market movements may result in a poorer overall performance for us than if we had not entered into such hedging transactions. Additionally, hedging transactions will add to the cost of an investment, may require ongoing cash payments to counterparties, may subject us to the risk that the counterparty defaults on our obligations, and may produce different economic or tax consequences to the shareholders than would apply if we had not entered into such hedging transactions. We may engage in short selling and use derivative instruments (including commodities hedging instruments) in implementing hedging transactions, including futures contracts, swaps, forward contracts, and options. Furthermore, upon the bankruptcy, insolvency or liquidation of any counterparty, we may be deemed to be a general unsecured creditor of such counterparty and could suffer a total loss with respect to any positions and/or transactions with such counterparty.

In response to market events, the SEC and other national regulators have imposed, and may continue to impose, restrictions on and reporting obligations with respect to short selling. Uncertainty surrounding the confidential nature of the required disclosures of our short sales could discourage short selling by us in circumstances where HPS believes that the public disclosure of such short sales may be adverse to our interests. In addition, limitations on the short selling of securities could interfere with our ability to execute certain aspects of our investment programs, including our ability to hedge certain exposures and execute transactions to implement our risk management guidelines, and any such limitations may adversely affect our performance.

We are Subject to Risks Relating to Derivatives.

Generally, derivatives are financial contracts whose value depends on, or is derived from, the value of an underlying asset, reference rate or index, and may relate to individual debt or equity instruments, interest rates, currencies or currency exchange rates, commodities, related indexes and other assets. We may, directly or indirectly, use various derivative instruments including options contracts, futures contracts, swaps, forward contracts, options on futures contracts, indexed securities and swap agreements for hedging and risk management purposes. We also may use derivative instruments to approximate or achieve the economic equivalent of an otherwise permitted investment (as if we directly invested in the loans, claims or securities of the subject issuer) or if such instruments are related to an otherwise permitted investment. Our use of derivative instruments involves investment risks and transaction costs to which we would not be subject absent the use of these instruments and, accordingly, may result in losses that would not occur if such instruments had not been used. The use of derivative instruments may entail risks including, among others, leverage risk, volatility risk, duration mismatch risk, correlation risk and counterparty risk.

Our Ability to Enter into Transactions Involving Derivatives and Financial Commitment Transactions May be Limited.

In August 2022, Rule 18f-4 under the 1940 Act, regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations (including reverse repurchase agreements and similar financing transactions), became effective. Under the newly adopted rule, BDCs that make significant use of derivatives are subject to a value-at-risk leverage limit, a derivatives risk management program, testing requirements, and requirements related to board reporting. These new requirements will apply unless the BDC qualifies as a “limited derivatives user,” as defined in the rule. Under the new rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Under the final rule, when we trade reverse repurchase agreements or similar financing transactions, including certain tender option bonds, we need to aggregate the amount of indebtedness associated with the reverse repurchase agreements or similar financing transactions with the aggregate amount of any other senior securities representing indebtedness (e.g., bank borrowings, if applicable) when calculating our asset coverage ratio. We currently operate as a “limited derivatives user,” and these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.

We may be Subject to Risks Associated with our Investments in the Software Industry.

The revenue, income (or losses) and valuations of software and other technology-related companies, including companies focused on the development of artificial intelligence, can and often do fluctuate suddenly and dramatically. This risk is heightened in an environment where market sentiment and investor enthusiasm for artificial intelligence-driven innovation may outpace actual business performance of certain software and other technology-related companies, potentially creating valuation bubbles that could burst with broader economic or market shifts.

In addition, because of rapid technological change, the average selling prices of software products have historically decreased over their productive lives. As a result, the average selling prices of software offered by our portfolio companies may decrease over time, which could adversely affect their operating results and, correspondingly, the value of any securities that we may hold. Additionally, companies operating in the software industry are subject to vigorous competition, changing technology, changing client and end-consumer needs, evolving industry standards and frequent introductions of new products and services. Our portfolio companies in the software industry could compete with companies that are larger and could be engaged in a greater range of businesses or have greater financial, technical, sales or other resources than our portfolio companies do. Our portfolio companies could lose market share if their competitors introduce or acquire new products that compete with their software and related services or add new features to existing products. Any deterioration in the results of our portfolio companies due to competition or otherwise could, in turn, materially adversely affect our business, financial condition and results of operations.

Changes in Interest Rates May Adversely Affect Our Investments.

Many loans, especially fixed rate loans, decline in value when long-term interest rates increase. Declines in market value may ultimately reduce earnings or result in losses to us, which may negatively affect cash available for distribution to shareholders. In addition, in a low interest rate environment, borrowers may be less likely to prepay their debts and loans may therefore remain outstanding for a longer period of time.

We are Subject to Risks Relating to Contingent Liabilities.

We are expected to incur contingent liabilities in connection with an investment from time to time. For example, in connection with the disposition of an investment, we may be required to make representations about the business and financial affairs of the underlying assets or business, or be responsible for the contents of disclosure documents. These arrangements may result in the incurrence of accrued expenses, liabilities or contingencies for which we may establish reserves or escrow accounts. We also expect to invest in a delayed draw or revolving credit facility. If the borrower subsequently draws down on the facility, we would be obligated to fund the amounts due. We may incur numerous other types of contingent liabilities. There can be no assurance that we will adequately reserve for our contingent liabilities and that such liabilities will not have an adverse effect on us.

We are Subject to Risks Relating to High Yield Debt.

We invest in “higher yielding” (and, therefore, generally higher risk) debt securities. In most cases, such debt will be rated below “investment grade” or will be unrated and face ongoing uncertainties and exposure to adverse business, financial or economic conditions and the issuer’s failure to make timely interest and principal payments. There are no restrictions on the credit quality of our loans. The market for high-yield securities has experienced periods of volatility and reduced liquidity. The market values of certain of these debt securities may reflect individual corporate developments. It is likely that a general economic recession or a major decline in the demand for products and services, in which the obligor operates, could have a materially adverse impact on the value of such securities. In addition, adverse publicity and shareholder perceptions, whether or not based on fundamental analysis, may also decrease the value and liquidity of these debt securities.

We are Subject to Risks Relating to Investments in Unsecured Debt.

We invest a portion of our investment portfolio in unsecured indebtedness, whereas all or a significant portion of the issuer’s senior indebtedness may be secured. In such situations, our ability to influence a portfolio company’s affairs, especially during periods of financial distress or following an insolvency, is likely to be substantially less than that of senior creditors.

We are Subject to Risks Relating to Subordinated Loans.

We may acquire and/or originate subordinated loans. If a borrower defaults on a subordinated loan or on debt senior to our loan, or in the event of the bankruptcy of a borrower, the loan held by us will be satisfied only after the senior loans are repaid in full. Under the terms of typical subordination agreements, senior creditors may be able to block the acceleration of the subordinated debt or the exercise by holders of subordinated debt of other rights they may have as creditors. Accordingly, we may not be able to take the steps necessary or sufficient to protect our investments in a timely manner or at all. In addition, subordinated loans may not always be protected by financial covenants or limitations upon additional indebtedness, may have limited liquidity and may not be rated by a credit rating agency. If a borrower declares bankruptcy, we may not have full or any recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy the loan. Further, the Adviser’s ability to amend the terms of our loans, assign our loans, accept prepayments, exercise our remedies (through “standstill periods”) and control decisions made in bankruptcy proceedings may be limited by intercreditor arrangements. In addition, the risks associated with subordinated loan securities include a greater possibility that adverse changes in the financial condition of the obligor or in general economic conditions (including a sustained period of rising interest rates or an economic downturn) may adversely affect the borrower’s ability to pay principal and interest on its loan. Many obligors on subordinated loan securities are highly leveraged, and specific developments affecting such obligors, including reduced cash flow from operations or the inability to refinance debt at maturity, may also adversely affect such obligors’ ability to meet debt service obligations. The level of risk associated with investments in subordinated loans increases if such investments are loans of distressed or below investment grade issuers. Default rates for subordinated loan securities have historically been higher than has been the case for investment grade securities.

We are Subject to Risks Relating to Non-Recourse Obligations.

We may invest in non-recourse obligations of issuers. Such obligations are payable solely from proceeds collected in respect of collateral pledged by an issuer to secure such obligations. None of the owners, officers, directors or incorporators of the issuers, board members, any of their respective affiliates or any other person or entity will be obligated to make payments on the obligations. Consequently, we, as holder of the obligations, must rely solely on distributions of proceeds of collateral debt obligations and other collateral pledged to secure obligations for payments due in respect of principal thereof and interest thereon. If distributions of such proceeds are insufficient to make payments on the obligations, no other assets will be available for such payments and following liquidation of all the collateral, the obligations of the issuers to make such payments will be extinguished.

We are Subject to Risks Relating to Publicly-Traded Securities.

Although not our investment focus, we may invest in publicly traded equity and debt securities. These investments are subject to certain risks, including the risk of loss from counterparty defaults, the risks arising from the volatility of the global fixed-income and equity markets, movements in the stock market and trends in the overall economy, increased obligations to disclose information regarding such companies, increased likelihood of shareholder litigation against such companies’ board members, which may include personnel of the Adviser or its affiliates, regulatory action by the SEC and increased costs associated with each of the aforementioned risks. When buying a publicly traded security or other publicly traded instruments, we may be unable to obtain financial covenants or other contractual rights that we might otherwise be able to obtain in making privately-negotiated investments. Moreover, we may not have the same access to information in connection with investments in publicly traded securities or other publicly traded instruments, either when investigating a potential investment or after making an investment, as compared to a privately-negotiated investment. Publicly traded securities that are rated by rating agencies are often reviewed and may be subject to downgrade, which generally results in a decline in the market value of such security. Furthermore, we may be limited in our ability to make investments and to sell existing investments in public securities or other publicly traded instruments because HPS or its affiliates may have material, non-public information regarding the issuers of those securities or as a result of other policies of HPS or its affiliates. Accordingly, there can be no assurance that we will make investments in public securities or other publicly traded instruments or, if we do, as to the amount we will invest. The inability to sell such securities or instruments in these circumstances could materially adversely affect our investment results.

We are Subject to Risks Associated with Originating Loans to Companies in Distressed Situations.

As part of our lending activities, we or our affiliates may originate loans to companies that are experiencing significant financial or business difficulties, including companies involved in bankruptcy or other reorganization and liquidation proceedings. Although the terms of such financing may result in significant financial returns to us, they involve a substantial degree of risk. Issuers of lower-rated securities generally are more vulnerable to real or perceived economic changes, political changes or adverse industry developments. If an issuer’s financial condition deteriorates, accurate financial and business information may be limited or unavailable. In addition, lower-rated investments may be thinly traded and there may be no established secondary or public market. The level of analytical sophistication, both financial and legal, necessary for successful financing to companies experiencing significant business and financial difficulties is unusually high. There is no assurance that we will correctly evaluate the value of the assets collateralizing our loans or the prospects for a successful reorganization or similar action.

We are Subject to Risks Associated with Investments that May Become Distressed.

We may make investments that become distressed due to factors outside the control of the Adviser. There is no assurance that there will be sufficient collateral to cover the value of the loans and/or other investments purchased by us or that there will be a successful reorganization or similar action of the Company or investment which becomes distressed. In any reorganization or liquidation proceeding relating to a company in which we invest, we may lose our entire investment, may be required to accept cash or securities with a value less than our original investment and/or may be required to accept payment over an extended period of time. In addition, under applicable law, we may not be able to participate in future financings for restructured investments. Under such circumstances, the returns generated from our investments may not compensate the shareholders adequately for the risks assumed. For example, under certain circumstances, a lender who has inappropriately exercised control of the management and policies of a debtor may have its claims subordinated, or disallowed, or may be found liable for damage suffered by parties as a result of such actions. In addition, under circumstances involving a portfolio company’s insolvency, payments to us and distributions by us to the shareholders may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance or a preferential payment. Investments in restructurings involving non-U.S. portfolio companies may be subject to various laws enacted in the countries of their issuance for the protection of creditors. These considerations will differ depending on the country in which each portfolio company is located or domiciled.

Troubled company and other asset-based investments require active monitoring and may, at times, require participation in business strategy or reorganization proceedings by the Adviser and/or its affiliates. To the extent that the Adviser and/or its affiliates becomes involved in such proceedings, we may have participated more actively in our affairs than that assumed generally by a passive shareholder. In addition, involvement by the Adviser and/or its affiliates in an issuer’s or portfolio company’s reorganization proceedings could result in the imposition of restrictions limiting our ability to liquidate our position in the issuer and/or portfolio company. Such investments would likely take more time to realize before generating any returns and may not generate income during the course of reorganization.

We are Subject to Risks Associated with Management of Distressed Investments.

HPS or its affiliates, principals or employees (including, for the avoidance of doubt, BlackRock (including its subsidiaries and other affiliated entities, funds and accounts) (the “Affiliated Group”) is actively engaged in advisory and management services for multiple collective investment vehicles and managed accounts (each, an “Affiliated Group Account” and together, the “Affiliated Group Accounts”). Certain of our investments may become distressed (a “Distressed Investment”), including as a result of an underlying portfolio company or issuer of an investment undergoing financial stress, restructuring or bankruptcy. In such an event, the Adviser or its affiliates may supplement the investment team generally responsible for the management of our portfolio with other investment professionals of the Adviser or its affiliates that are generally responsible for managing distressed and opportunistic investments on behalf of Affiliated Group Accounts (the “Distressed Investment Team”). The Distressed Investment Team may employ different investment or trading strategies with respect to the Distressed Investments than those that would otherwise have been employed by the investment team. In addition, the investment or trading strategies employed by the Distressed Investment Team with respect to the Distressed Investments may be influenced by investment decisions it makes, or strategies it employs, in managing similar investments for the benefit of the Affiliated Group Accounts. However, the investment or trading strategy for us may be different than the strategy it employs in managing distressed or opportunistic investments in the Affiliated Group Accounts and, accordingly, such investments may produce different investment results for us and the Affiliated Group Accounts. The Adviser will seek to manage the Company, and HPS and the Adviser will seek to manage the Affiliated Group Accounts in accordance with their respective investment objectives and guidelines; however, the Affiliated Group including the Distressed Investment Team, may give advice and take action with respect to any current or future Affiliated Group Accounts that may compete or conflict with the advice given to us, including with respect to the timing or nature of actions relating to certain investments.

We are Subject to Risks Associated with Acquisitions of Portfolios of Loans.

We may invest in portfolios of loans. We are unlikely to be able to evaluate the credit or other risks associated with each of the underlying borrowers or negotiate the terms of underlying loans as part of our acquisition but instead must evaluate and negotiate with respect to the entire portfolio of loans or, in the case where we invest in contractual obligations to purchase portfolios of loans subsequently originated by a third party, with respect to the origination and credit selection processes of such third party rather than based on characteristics of a static portfolio of loans. As a result, one or more of the underlying loans in a portfolio may not include some of the characteristics, covenants and/or protections generally sought when we acquire or originate individual loans. Furthermore, while some amount of defaults are expected to occur in portfolios, defaults in or declines in the value of investments in excess of these expected amounts may have a negative impact on the value of the portfolio and may reduce the return that we receive in certain circumstances.

We are Subject to Risks Associated with Revolver, Delayed-Draw and Line of Credit Investments.

We have incurred and are expected to continue to, from time to time, incur contingent liabilities in connection with an investment. For example, we make investments that are structured as “revolvers,” “delayed-draws” or “lines of credit.” These types of investments generally have funding obligations that extend over a period of time, and if the portfolio company subsequently draws down on the revolver or delayed-draw facility or on the line of credit, we would be obligated to fund the amounts due. However, there can be no assurance that a borrower will ultimately draw down on any such loan, in which case we may never fund the investment (in full or in part), which may result in inefficient deployment of capital. There can be no assurance that we will adequately reserve for our contingent liabilities and that such liabilities will not have an adverse effect on us.

It is possible that a revolver, delayed-draw or line of credit investment would be bifurcated into separate investments, with certain shareholders (which may or may not include us) participating in the initial drawdowns and other shareholders (which may or may not include us) participating in the later drawdowns. In this situation, it is possible that shareholders that participate in the initial funding of an investment may receive certain economic benefits in connection with such initial funding, such as original issue discount, closing payments, or commitment fees and these benefits are expected to be allocated based on participation in the initial funding, regardless of participation in future funding obligations. Conversely, the shareholders participating only in the later funding obligations will have the benefit of the most recent portfolio company performance information in evaluating their investment whereas the shareholders that participated in the initial drawdowns (which may or may not include us) will be obligated in any event to fund such later funding obligations. In certain cases, we may participate in the initial funding of an investment, but may not participate in later-arising funding obligations (i.e., the revolver, delayed-draw or line of credit portions) related to such investment, including because of capacity limitations that an investment vehicle may have for making new revolver, delayed-draw investments or lines of credit or because HPS or any of its affiliates forms a new investment fund focused on investing in revolvers, delayed-draw investments and lines of credit. As a result, we may be allocated a smaller or larger portion of revolver, delayed-draw investments or lines of credit than other shareholders participating in the loan. Where we and any other participating shareholders have not participated in each funding of an investment on a pro rata basis, conflicts of interest may arise between us and the other shareholders as our interests and the interests of the other shareholders may not be completely aligned with respect to such investment. In addition, a revolver, delayed draw investment or line of credit may be senior to the rest of the loan or to the initial funding, and as a result, our interests may not be aligned with the interests of other participating shareholders. There can be no assurance that we will adequately reserve for our contingent liabilities and that such liabilities will not have an adverse effect on us.

We are Subject to Risks Associated with Subordinated Debt Tranches.

We may make investments in securities, including senior or subordinated and equity tranches, issued by the CLOs, including CLOs for which we act as the collateral manager. To the extent permitted by applicable law, we may also invest in securities issued by CLOs for which HPS or its subsidiary acts as the collateral manager. Investments in CLO securities are complex and are subject to a number of risks related to, among other things, changes in interest rates, the rate of defaults and recoveries in the collateral pool, prepayment rates, terms of loans purchased to replace loans in the collateral pool which have pre-paid, the exercise of remedies by more senior tranches and the possibility that no market will exist when we seek to sell our interests in CLO securities. If a CLO fails to satisfy one of the coverage tests provided in its indenture, all distributions on those CLO securities held by us will cease until that CLO brings itself back into compliance with such coverage tests. CLO securities represent leveraged investments in the underlying collateral held by the CLO issuer. The use of leverage creates risk for the holders because the leverage increases their exposure to losses with respect to the collateral. As a result, the occurrence of defaults with respect to only a small portion of the collateral could result in the substantial or complete loss of the investment in the CLO securities. Payments of principal of, and interest on, debt issued by CLOs, and dividends and other distributions on subordinated and equity tranches of a CLO, are subject to priority of payments. CLO equity is subordinated to the prior payment of all obligations under debt securities. Further, in the event of default under any debt securities issued by a CLO, and to the extent that any elimination, deferral or reduction in payments on debt securities occurs, such elimination will be borne first by CLO equity and then by the debt securities in reverse order of seniority. Thus, the greatest risk of loss relating to defaults on the collateral held by CLOs is borne by the CLO equity.

We are Subject to Risks Associated with Forming CLOs.

To finance investments, we may securitize certain of our secured loans or other investments, including through the formation of one or more CLOs, while retaining all or most of the subordinated notes issued in the securitization. This would involve contributing a pool of assets to a special purpose entity, and selling debt interests in such entity on a non-recourse or limited-recourse basis to purchasers. It is possible that an interest in any such CLO held by us may be considered a “nonqualifying” portfolio investment for purposes of the 1940 Act.

If we create a CLO, we will depend in part on distributions from the CLO’s assets out of its earnings and cash flows to enable us to make distributions to shareholders. The ability of a CLO to make distributions will be subject to various limitations, including the terms and covenants of the debt it issues. Also, a CLO may take actions that delay distributions in order to preserve ratings and to keep the cost of present and future financings lower or the CLO may be obligated to retain cash or other assets to satisfy over-collateralization requirements commonly provided for holders of the CLO’s debt, which could impact our ability to receive distributions from the CLO. If we do not receive cash flow from any such CLO that is necessary to satisfy the annual distribution requirement for maintaining RIC status, and we are unable to obtain cash from other sources necessary to satisfy this requirement, we may not maintain our qualification as a RIC, which would have a material adverse effect on an investment in the shares. Losing our RIC status could subject us to corporate-level income tax.

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

The collateral manager for a CLO that we create may be us, the Adviser or an affiliate, and such collateral manager may be entitled to receive compensation for structuring and/or management services. To the extent the Adviser or an affiliate other than us serves as collateral manager and we are obligated to compensate the Adviser or the affiliate for such services, we, the Adviser or the affiliate will implement offsetting arrangements to assure that we, and indirectly, our shareholders, pay no additional fees to the Adviser or the affiliate in connection therewith. To the extent we serve as collateral manager, we will receive no fees for providing such collateral management services.

We are Subject to Risks Associated with Covenant-Lite Loans.

Although we generally expect the transaction documentation of some portion of our investments to include covenants and other structural protections, a portion of our investments has been, and may continue to be, composed of so-called “covenant-lite loans.” Generally, covenant-lite loans either do not have certain maintenance covenants that would require the issuer to maintain debt service or other financial ratios or do not contain common restrictions on the ability of the issuer to change significantly its operations or to enter into other significant transactions that could affect its ability to repay such loans. Ownership of covenant-lite loans may expose us to different risks, including with respect to liquidity, price volatility and ability to restructure loans, than is the case with loans that have financial maintenance covenants. As a result, our exposure to losses may be increased, which could result in an adverse impact on the issuer’s ability to comply with its obligations under the loan.

We are Subject to Risks Associated with Investing in Equity.

We may make certain equity investments. The value of these securities generally will vary with the performance of the issuer and movements in the equity markets. As a result, we may suffer losses if we invest in equity of issuers whose performance diverges from the Adviser’s expectations or if equity markets generally move in a single direction and we have not hedged against such a general move. Equity investments generally will not feature any structural or contractual protections or payments that we may seek in connection with our debt investments. In addition, investments in equity may give rise to additional taxes and/or risks and we may hold these investments through entities treated as corporations for U.S. federal income tax purposes or other taxable structures which may reduce the return from such investments.

We are Subject to Risks Associated with Investing in Convertible Securities.

Convertible securities are bonds, debentures, notes, preferred stocks or other securities that may be converted into or exchanged for a specified amount of common stock of the same or different issuer within a particular period of time at a specified price or formula. A convertible security entitles its holder to receive interest that is generally paid or accrued on debt or a dividend that is paid or accrued on preferred stock, in each case, until the convertible security matures or is redeemed, converted or exchanged. Because of their embedded equity component, the value of convertible securities is sensitive to changes in equity volatility and price and a decrease in equity volatility and price could result in a loss for us. The debt characteristic of convertible securities also exposes us to changes in interest rates and credit spreads. The value of the convertible securities may fall when interest rates rise or credit spreads widen. The conversion value of a convertible security is determined by the market price of the underlying common stock. If the conversion value is low relative to the investment value, the price of the convertible security is governed principally by its investment value. To the extent the market price of the underlying common stock approaches or exceeds the conversion price, the price of the convertible security will be increasingly influenced by its conversion value. A convertible security generally will sell at a premium over its conversion value by the extent to which shareholders place value on the right to acquire the underlying common stock while holding a fixed income security. Generally, the amount of the premium decreases as the convertible security approaches maturity. A convertible security may be subject to redemption at the option of the issuer at a price established in the convertible security’s governing instrument. If a convertible security held by us is called for redemption, we will be required to permit the issuer to redeem the security, convert it into the underlying common stock or sell it to a third party. Any of these actions could have an adverse effect on our ability to achieve our investment objective. Our exposure to these risks may be unhedged or only partially hedged.

We are Subject to Risks Associated with Investing in Structured Credit Instruments.

We may invest in structured credit instruments. Structured securities are extremely complex and are subject to risks related to, among other things, changes in interest rates, the rate of defaults in the collateral pool, the exercise of redemption rights by more senior tranches and the possibility that a liquid market will not exist when we seek to sell our interest in a structured security.

We are Subject to Risks Associated with Assignments and Participations.

We may acquire investments directly, by way of assignment or indirectly by way of participation. The purchaser of an assignment of a loan obligation typically succeeds to all the rights and obligations of the selling institution and becomes a lender under the loan or credit agreement with respect to the loan obligation. In contrast, participations acquired in a portion of a loan obligation held by a selling institution typically result in a contractual relationship only with such selling institution, not with the obligor. Therefore, holders of indirect participation interests are subject to additional risks not applicable to a holder of a direct assignment interest in a loan. In purchasing a participation, we generally would have no right to enforce compliance by the obligor with the terms of the loan or credit agreement or other instrument evidencing such loan obligation, nor any rights of set-off against the obligor, and we may not directly benefit from the collateral supporting the loan obligation in which we have purchased the participation. As a result, we would assume the credit risk of both the obligor and the selling institution, which would remain the legal owner of record of the applicable loan. In the event of the insolvency of the selling institution, we may be treated as a general creditor of the selling institution in respect of the participation, may not benefit from any set-off exercised by the selling institution against the obligor and may be subject to any set-off exercised by the obligor against the selling institution. Assignments and participations are typically sold strictly without recourse to the selling institution, and the selling institution generally will make no representations or warranties about the underlying loan, the portfolio companies, the terms of the loans or any collateral securing the loans. Certain loans have restrictions on assignments and participations which may negatively impact our ability to exit from all or part of our investment in a loan. In addition, if a participation interest is purchased from a selling institution that does not itself retain any portion of the applicable loan, such selling institution may have limited interests in monitoring the terms of the loan agreement and the continuing creditworthiness of the borrower.

We are Subject to Risks Relating to Fraudulent Conveyances and Voidable Preferences by Issuers.

Under U.S. legal principles, in a lawsuit brought by an unpaid creditor or representative of creditors of an issuer of indebtedness (including a bankruptcy trustee), if a court were to find that the issuer did not receive fair consideration or reasonably equivalent value for incurring the indebtedness or for granting security, and that after giving effect to such indebtedness or such security, the issuer (a) was insolvent, (b) was engaged in a business for which the remaining assets of such issuer constituted unreasonably small capital or (c) intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature, such court could determine to invalidate and avoid, in whole or in part, the obligation underlying an investment by us as a constructive fraudulent conveyance. The measure of insolvency for purposes of the foregoing will vary. Generally, an issuer would be considered insolvent at a particular time if the sum of its debts was then greater than all of its property at a fair valuation, or if the present fair saleable value of its assets was then less than the amount that would be required to pay its probable liabilities on its existing debts as they became absolute and matured. There can be no assurance as to what standard a court would apply to determine whether the issuer was “insolvent” after giving effect to the incurrence of the indebtedness in which we invested or that, regardless of the method of valuation, a court would not determine that the issuer was “insolvent” upon giving effect to such incurrence.

In addition, it is possible a court may invalidate, in whole or in part, the indebtedness underlying an investment by us as a fraudulent conveyance, subordinate such indebtedness to existing or future creditors of the obligor or recover amounts previously paid by the obligor in satisfaction of such indebtedness. Moreover, in the event of the insolvency of an issuer of a portfolio company, payments made on its indebtedness could be subject to avoidance as a “preference” if made within a certain period of time (which may be as long as one year) before the portfolio company becomes a debtor in a bankruptcy case.

Even if we do not engage in conduct that would form the basis for a successful cause of action based upon fraudulent conveyance or preference law, there can be no assurance as to whether any lending institution or other party from which we may acquire such indebtedness, or any prior holder of such indebtedness, has not engaged in any such conduct (or any other conduct that would subject such indebtedness to disallowance or subordination under insolvency laws) and, if it did engage in such conduct, as to whether such creditor claims could be asserted in a U.S. court (or in the courts of any other country) against us so that our claim against the issuer would be disallowed or subordinated.

We are Subject to Risks Related to Bankruptcy.

One or more of the issuers of an investment held by us may become involved in bankruptcy or similar proceedings. There are a number of significant risks inherent in the bankruptcy process. First, many events in a bankruptcy are adversarial and beyond the control of the creditors. While creditors generally are afforded an opportunity to object to significant actions, there can be no assurance that a court would not approve actions which may be contrary to our interests. Reorganizations can be contentious and adversarial. Participants may use the threat of, as well as actual, litigation as a negotiating technique. Second, the duration of a bankruptcy case can only be roughly estimated. The bankruptcy process can involve substantial legal, professional and administrative costs to us and the Adviser, it is subject to unpredictable and lengthy delays, and during the process our competitive position may erode, key management may depart and we may not be able to invest adequately. In some cases, we may not be able to reorganize and may be required to liquidate assets. Any of these factors may adversely affect the return on a creditor’s investment. Third, U.S. bankruptcy law permits the classification of “substantially similar” claims in determining the classification of claims in a reorganization for purpose of voting on a plan of reorganization. Because the standard for classification is vague, there exists a significant risk that our influence with respect to a class of securities can be lost by the inflation of the number and the amount of claims in, or other gerrymandering of, the class. Fourth, in the early stages of the bankruptcy process it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain administrative costs and claims that have priority by law over the claims of certain creditors (for example, claims for taxes) may be substantial. Fifth, a bankruptcy may result in creditors and equity holders losing their ranking and priority as such if they are considered to have taken over management and functional operating control of a debtor. Sixth, we may purchase creditor claims subsequent to the commencement of a bankruptcy case, and it is possible that such purchase may be disallowed by a court if it determines that the purchaser has taken unfair advantage of an unsophisticated seller, which may result in the rescission of the transaction (presumably at the original purchase price) or forfeiture by the purchaser.

Further, several judicial decisions in the United States have upheld the right of borrowers to sue lenders or bondholders on the basis of various evolving legal theories (collectively termed “lender liability”). Generally, lender liability is founded upon the premise that an institutional lender or bondholder has violated an implied or contractual duty of good faith and fair dealing owed to the borrower or issuer or has assumed a degree of control over the borrower or issuer resulting in the creation of a fiduciary duty owed to the borrower or issuer or its other creditors or shareholders. Because of the nature of certain of the investments, we could be subject to allegations of lender liability. Because of the potential of HPS or its affiliates to have investments in several positions in the same, different or overlapping levels of a portfolio company’s capital structure, we may be subject to claims from creditors of a portfolio company that the investments should be equitably subordinated to the payment of other obligations of the portfolio company by reason of our conduct or the conduct of HPS and its affiliates. In addition, under certain circumstances, a U.S. bankruptcy court could also recharacterize claims held by us as equity interests, and thereby subject such claims to the lower priority afforded equity claims in certain restructuring scenarios.

We are Subject to Risks Related to Exit Financing.

We may invest in portfolio companies that are in the process of exiting, or that have recently exited, the bankruptcy process. Post-reorganization securities typically entail a higher degree of risk than investments in securities that have not undergone a reorganization or restructuring. Moreover, post-reorganization securities can be subject to heavy selling or downward pricing pressure after the completion of a bankruptcy reorganization or restructuring. If the Adviser’s evaluation of the anticipated outcome of an investment situation should prove incorrect, we could experience a loss.

We are Subject to Risks Related to Bankruptcy Involving Non-U.S. Companies.

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

We are Subject to Risks Relating to Creditors’ Committee and/or Board Participation.

In connection with some of the investments, we may, but are not obligated to, seek representation on official and unofficial creditors’ committees and/or boards (or comparable governing bodies) of the portfolio companies. While such representation may enable the Adviser to enhance the value of the investments, it may also prevent us from disposing of the investments in a timely and profitable manner, because serving on a creditors’ committee increases the possibility that we will be deemed an “insider” or a “fiduciary” of the portfolio company. If the Adviser concludes that its obligations owed to the other parties as a committee or group member conflict with its duties owed to us, it may resign from that committee or group, and we may not realize the benefits, if any, of participation on the committee or group. If representation on a creditors’ committee or board causes us, the Adviser or our respective affiliates to be deemed affiliates or related parties of the portfolio company, the securities of such portfolio company held by us may become restricted securities, which are not freely tradable. Participation on a creditors’ committee and/or board representation may also subject us to additional liability to which they would not otherwise be subject as an ordinary course, third-party shareholder. We will indemnify the Adviser or any other person designated by the Adviser for claims arising from such board and/or committee representation, which could adversely affect the return on the investments. We will attempt to balance the advantages and disadvantages of such representation when deciding whether and how to exercise our rights with respect to such portfolio companies, but changes in circumstances could produce adverse consequences in particular situations.

We are Subject to Risks of Investments in Special Situations.

Our investments may involve investments in ‘event-driven’ special situations such as recapitalizations, spinoffs, corporate and financial restructurings, litigation or other liability impairments, turnarounds, management changes, consolidating industries and other catalyst-oriented situations. Investments in such securities are often difficult to analyze, have limited trading histories and have limited in-depth research coverage and, therefore, may present an increased risk of loss to us.

We are Subject to Risks Associated with Real Estate.

We may invest in mortgage-backed securities, individual mortgages and other real estate credit investments. Investments in mortgage-backed securities are subject to the risks applicable to the risks described above in “—We are Subject to Risks Associated with Subordinated Debt Tranches,” as well as the risks applicable to real estate investments generally. With respect to particular real estate credit investments, real estate debt instruments that are in default may require a substantial amount of workout negotiations and/or restructuring, which may entail, among other things, a substantial reduction in the interest rate and/or a substantial write-down of the principal of such debt instruments. Even if a restructuring were successful, a risk exists that upon maturity of such real estate debt instrument, replacement “takeout” financing will not be available. It is possible that the Adviser may find it necessary or desirable to foreclose on collateral securing one or more real estate debt instruments purchased by us. The foreclosure process can be lengthy, uncertain and expensive. Real estate risks typically include fluctuations in the real estate markets, slowdown in demand for the purchase or rental of properties, changes in the relative popularity of property types and locations, the oversupply of a certain type of property, changes in regional, national and international economic conditions, adverse local market conditions, the financial conditions of tenants, buyers and sellers of properties, changes in building, environmental, zoning and other laws and other governmental rules and fiscal policies, changes in real property tax rates or the assessed values of the investments, changes in interest rates and the availability or terms of debt financing, changes in operating costs, risks due to dependence on cash flow, environmental claims arising in respect of real estate acquired with undisclosed or unknown environmental problems or as to which inadequate reserves had been established, uninsured casualties, risks due to dependence on cash flow and risks and operating problems arising out of the presence of certain construction materials, unavailability of or increased cost of certain types of insurance coverage, such as terrorism insurance, fluctuations in energy prices, acts of God, natural disasters and uninsurable losses, acts of war (declared and undeclared), terrorist acts, strikes and other factors which are not within the control of the Adviser.

We are Subject to Risks Associated with Investments in Portfolio Companies in Regulated Industries.

Certain industries are heavily regulated. We may make loans to borrowers operating in industries that are subject to greater amounts of regulation than other industries generally. These more highly regulated industries may include, among others, energy and power, gaming and healthcare. Investments in borrowers that are subject to a high level of governmental regulation pose additional risks relative to loans to other companies generally. Changes in applicable laws or regulations, or in the interpretations of these laws and regulations, could result in increased compliance costs or the need for additional capital expenditures. If a portfolio company fails to comply with these requirements, it could also be subject to civil or criminal liability and the imposition of fines. A portfolio company also could be materially and adversely affected as a result of statutory or regulatory changes or judicial or administrative interpretations of existing laws and regulations that impose more comprehensive or stringent requirements on such company. Governments have considerable discretion in implementing regulations that could impact a portfolio company’s business, and governments may be influenced by political considerations and may make decisions that adversely affect a portfolio company’s business. Additionally, certain portfolio companies may have a unionized workforce or employees who are covered by a collective bargaining agreement, which could subject any such portfolio company’s activities and labor relations matters to complex laws and regulations relating thereto. Moreover, a portfolio company’s operations and profitability could suffer if it experiences labor relations problems. A work stoppage at one or more of any such portfolio company’s facilities could have a material adverse effect on its business, results of operations and financial condition. Any such problems additionally may bring scrutiny and attention to us, which could adversely affect our ability to implement our investment objective.

We are Subject to Risks Associated with Investments in Original Issue Discount and Payment-In-Kind Instruments.

We have invested in, and expect to continue to invest in, original issue discount or PIK instruments. To the extent that we invest in original issue discount or PIK instruments and the accretion of original issue discount or PIK interest income constitutes a portion of our income, we will be exposed to risks associated with the requirement to include such non-cash income in taxable and accounting income prior to receipt of cash, including the following:

• the higher interest rates on PIK instruments reflect the payment deferral and increased credit risk associated with these instruments, and PIK instruments generally represent a significantly higher credit risk than coupon loans;
• original issue discount and PIK instruments may have unreliable valuations because the accruals require judgments about collectability of the deferred payments and the value of any associated collateral;
• an election to defer PIK interest payments by adding them to the principal on such instruments increases our future investment income which increases our net assets and, as such, increases the Adviser’s future base management fees which, thus, increases the Adviser’s future income incentive fees at a compounding rate;
• market prices of PIK instruments and other zero-coupon instruments are affected to a greater extent by interest rate changes, and may be more volatile than instruments that pay interest periodically in cash. While PIK instruments are usually less volatile than zero-coupon debt instruments, PIK instruments are generally more volatile than cash pay securities;
• the deferral of PIK interest on an instrument increases the loan-to-value ratio, which is a measure of the riskiness of a loan, with respect to such instrument;
• even if the conditions for income accrual under the U.S. GAAP are satisfied, a borrower could still default when actual payment is due upon the maturity of such loan;
• for accounting purposes, cash distributions to shareholders representing original issue discount income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of original issue discount income may come from the cash invested by shareholders, the 1940 Act does not require that shareholders be given notice of this fact;
• the required recognition of original issue discount or PIK interest for U.S. federal income tax purposes may have a negative impact on liquidity, as it represents a non-cash component of our investment company taxable income that may require cash distributions to shareholders in order to maintain our ability to maintain tax treatment as a RIC for U.S. federal income tax purposes; and
• original issue discount may create a risk of non-refundable cash payments to the Adviser based on non-cash accruals that may never be realized.

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

We are Subject to Risks Arising from Entering into a TRS Agreement.

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

We are Subject to Risks Associated with Repurchase Agreements.

Subject to our investment objective and policies, we may invest in repurchase agreements as a buyer for investment purposes. Repurchase agreements typically involve our acquisition of debt securities from a selling financial institution such as a bank, savings and loan association or broker-dealer. The agreement provides that we will sell the securities back to the institution at a fixed time in the future for the purchase price plus premium (which often reflects the interests). We do not bear the risk of a decline in the value of the underlying security unless the seller defaults under its repurchase obligation. In the event of the bankruptcy or other default of a seller of a repurchase agreement, we could experience both delays in liquidating the underlying securities and losses, including (1) possible decline in the value of the underlying security during the period in which we seek to enforce our rights thereto; (2) possible lack of access to income on the underlying security during this period; and (3) expenses of enforcing our rights. In addition, as described above, the value of the collateral underlying the repurchase agreement will be at least equal to the repurchase price, including any accrued interest earned on the repurchase agreement. In the event of a default or bankruptcy by a selling financial institution, we generally will seek to liquidate such collateral. However, the exercise of our right to liquidate such collateral could involve certain costs or delays and, to the extent that proceeds from any sale upon a default of the obligation to repurchase were less than the repurchase price, we could suffer a loss.

We are Subject to Risks Relating to Securities Lending Agreements.

We may from time to time make secured loans of our marginable securities to brokers, dealers and other financial institutions if our asset coverage, as defined in the 1940 Act, would at least equal 150% (equivalent to $2 of debt outstanding for each $1 of equity) immediately after each such loan. The risks in lending portfolio securities, as with other extensions of credit, consist of possible delay in recovery of the securities or possible loss of rights in the collateral should the borrower fail financially. However, such loans will be made only to brokers and other financial institutions that are believed by the Adviser to be of high credit standing. Securities loans are made to broker-dealers pursuant to agreements requiring that loans be continuously secured by collateral consisting of U.S. government securities, cash or cash equivalents (e.g., negotiable certificates of deposit, bankers’ acceptances or letters of credit) maintained on a daily mark-to-market basis in an amount at least equal at all times to the market value of the securities lent. If we enter into a securities lending arrangement, the Adviser, as part of its responsibilities under the Investment Advisory Agreement, will invest our cash collateral in accordance with our investment objective and strategies. We will pay the borrower of the securities a fee based on the amount of the cash collateral posted in connection with the securities lending program. The borrower will pay to us, as the lender, an amount equal to any dividends or interest received on the securities lent.

We may invest the cash collateral received only in accordance with our investment objective, subject to our agreement with the borrower of the securities. In the case of cash collateral, we expect to pay a rebate to the borrower. The reinvestment of cash collateral will result in a form of effective leverage for us.

Although voting rights or rights to consent with respect to the loaned securities pass to the borrower, we, as the lender, will retain the right to call the loans and obtain the return of the securities loaned at any time on reasonable notice, and we will do so in order that the securities may be voted by us if the holders of such securities are asked to vote upon or consent to matters materially affecting the investment. We may also call such loans in order to sell the securities involved. When engaged in securities lending, our performance will continue to reflect changes in the value of the securities loaned and will also reflect the receipt of interest through investment of cash collateral by us in permissible investments.

We are Subject to Risks Relating to Asset-Based Financing.

We have invested, and expect to continue investing, in asset-based loans with third-party investment funds (“Fund Issuers”) where such loans are directly or indirectly collateralized by the value or cash flows of one or more of a Fund Issuer’s assets, including the distributions the Fund Issuer expects to receive from its underlying investments in portfolio companies (“Underlying Portfolio Companies”). Any such financing may be secured by the value of the assets of the Fund Issuer, which may be determined by a third-party valuation firm or as reported by the Fund Issuer pursuant to its internal valuation policies or as otherwise agreed with such Fund Issuer. The assets of a Fund Issuer may be subject to devaluation risk, as well as other risks, including credit, liquidity and interest rate changes. In many cases, the assets held by a Fund Issuer may be illiquid and, even following an exercise of remedies, they may be difficult to liquidate or sell, which could lead to a reduced recovery. Furthermore, certain assets constituting collateral may require consent of third parties to transfer or sell. Fund Issuer assets indirectly pledged to us as collateral may be even more challenging to sell and in certain circumstances may only be able to be sold together with other assets which may be less attractive to potential buyers. In many cases, loans may also be subject to a “standstill” or similar provision that provides the Fund Issuer the ability to call capital from its investors or use other cure remedies prior to allowing us to exercise remedies following an event of default, further delaying our ability to take action. In addition, certain asset-based loans may be structured without mandatory prepayments or scheduled amortization. In this case, as long as any Fund Issuer is in compliance with the terms of the applicable asset-based loan and its organizational documents, such Fund Issuer may be permitted to make distributions to its investors and/or other equity holders, and the amount distributed will no longer be available to service or repay such asset-based loan.

Further, we may invest in loans to Fund Issuers that are unsecured but linked to financial tests based upon the value or cash flows of one or more of such Fund Issuer’s assets (including Underlying Portfolio Companies) or the distributions realized by the Fund Issuer from such assets (including Underlying Portfolio Companies). Similar to the above, the assets held by such Fund Issuers may be largely illiquid and, if pledged as collateral, may require consents and other steps in order to be foreclosed upon and sold. In addition, the cash flows produced by the assets held by such Fund Issuer may be irregular and/or insufficient to repay any or all of the amounts outstanding under such asset-based loan.

If a Fund Issuer defaults under its asset-based loan, we will have to determine whether to accelerate the amounts due under the loan or enter into a workout negotiation or restructuring with the Fund Issuer. A workout negotiation or restructuring may entail a substantial reduction in the interest rate, a substantial write-down of principal, and/or a substantial change to the terms, conditions and covenants of such loans. If a loan is accelerated, we may have difficulties foreclosing and ultimately selling any pledged collateral, including an Underlying Portfolio Company. If any such collateral is sold, it is possible that the proceeds of such sale or disposition will not be equal to the amount of principal and interest owed to us. On the other hand, if we elect not to sell any of the assets of the Fund Issuer and instead decide to collect the cash flows from the Underlying Portfolio Companies or other assets of the Fund Issuer, the cash flows produced may be irregular and/or insufficient to repay any or all of the amounts outstanding under such asset-based loan. As a result, upon any non-performance or default under any such asset-based loans made by us, we may fail to recover some or all of our capital and/or expected returns, even if the loans are collateralized.

In addition, our asset-based loans may be subject to refinancing options, prepayment options or similar provisions that could result in the Fund Issuer repaying the principal on an obligation held by us earlier than expected. As a consequence, if we are not able to negotiate favorable prepayment premiums and/or non-call periods, our ability to achieve our investment objective may be affected.

Fund Issuers may also be permitted to issue additional indebtedness that would increase the overall leverage and fixed charges to which such Fund Issuers are subject. Such additional indebtedness could have structural or contractual priority, either as to specific collateral (including Underlying Portfolio Companies) or generally, over the ranking of the investment by us. In the event of any default, restructuring or insolvency of any Underlying Portfolio Company or other assets pledged as collateral, we could be subordinated to, or be required to share on a ratable basis, with any recoveries in favor of the holders of such other or additional indebtedness.

We are Subject to Risks Relating to Portfolio Company Reputation.

If a portfolio company fails to at least maintain the strength and value of such portfolio company’s historic brand, its value is likely to decrease. A portfolio company’s success often depends on the value and strength of its brand. In such cases, the name of such portfolio company is integral to its business as well as to the implementation of its strategies for expanding its business. Maintaining, promoting and positioning such brand can depend largely on the success of marketing efforts and its ability to provide consistent, high quality merchandises, services and / or customer experience. A portfolio company’s brand could be adversely affected if it fails to achieve these objectives or if its public image or reputation were to be tarnished by negative publicity. Any of these events could result in decreases in value of our investments in a portfolio company.

C. Risks Relating to Certain Regulatory and Tax Matters

We are Subject to Risks Relating to Regulations Governing Our Operation as a BDC.

We will not generally be able to issue and sell our Common Shares at a price below NAV per share. We may, however, sell Common Shares, or warrants, options or rights to acquire our Common Shares, at a price below the then-current NAV per share of our Common Shares if the Board determines that such sale is in our best interests, and if shareholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of the Board, closely approximates the market value of such securities (less any distributing commission or discount). If we raise additional funds by issuing Common Shares or senior securities convertible into, or exchangeable for, our Common Shares, then the percentage ownership of shareholders at that time will decrease, and shareholders may experience dilution.

We Must Invest a Sufficient Portion of Assets in Qualifying Assets.

We may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets.

We believe that most of the investments that we may acquire in the future will constitute qualifying assets. However, we may be precluded from investing in what we believe to be attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to BDCs. As a result of such violation, specific rules under the 1940 Act could prevent us, for example, from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If we need to dispose of such investments quickly, it could be difficult to dispose of such investments on favorable terms. We may not be able to find a buyer for such investments and, even if a buyer is found, we may have to sell the investments at a substantial loss. Any such outcomes would have a material adverse effect on our business, financial condition, results of operations and cash flows.

If we do not maintain our status as a BDC, we would be subject to regulation as a registered closed-end management investment company under the 1940 Act. As a registered closed-end management investment company, we would be subject to substantially more regulatory restrictions under the 1940 Act which would significantly decrease our operating flexibility.

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

New or Modified Laws or Regulations Governing our Operations May Adversely Affect our Business.

We and our portfolio companies are subject to regulation by laws at the U.S. federal, state, and local levels. These laws and regulations, as well as their interpretation, may change from time to time, including as the result of interpretive guidance or other directives from the U.S. President and others in the executive branch, and new laws, regulations, and interpretations may also come into effect. Any such new or changed laws or regulations could have a material adverse effect on our business. The effects of such laws and regulations on the financial services industry will depend, in large part, upon the extent to which regulators exercise the authority granted to them and the approaches taken in implementing regulations.

Future legislative and regulatory proposals directed at the financial services industry that are proposed or pending in the U.S. Congress may negatively impact our operations, cash flows or financial condition or those of our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies, or otherwise adversely affect our business or the business of our portfolio companies. Laws that apply to us, either now or in the future, are often highly complex and may include licensing requirements. The licensing process can be lengthy and can be expected to subject us to increased regulatory oversight. Failure, even if unintentional, to comply fully with applicable laws may result in sanctions, fines, or limitations on our ability or the ability of the Adviser to do business in the relevant jurisdiction or to procure required licenses in other jurisdictions, all of which could have a material adverse effect on us. In addition, if we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of our business and may be subject to civil fines and criminal penalties.

Additionally, changes to the laws and regulations governing Company operations, including those associated with RICs, may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities or result in the imposition of corporate-level taxes on us. Such changes could result in material differences to our strategies and plans and may shift our investment focus from the areas of expertise of the Adviser to other types of investments in which the Adviser may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of a shareholder’s investment. If we invest in commodity interests in the future, the Adviser may determine not to use investment strategies that trigger additional regulation by the CFTC or may determine to operate subject to CFTC regulation, if applicable. If we or the Adviser were to operate subject to CFTC regulation, we may incur additional expenses and would be subject to additional regulation.

In addition, certain regulations applicable to debt securitizations implementing credit risk retention requirements that have taken effect in both the U.S. and in Europe may adversely affect or prevent us from entering into securitization transactions. These risk retention rules will increase our cost of funds under, or may prevent us from completing, future securitization transactions. In particular, the U.S. Risk Retention Rules require the sponsor (directly or through a majority-owned affiliate) of a debt securitization, such as CLOs, in the absence of an exemption, to retain an economic interest in the credit risk of the assets being securitized in the form of an eligible horizontal residual interest, an eligible vertical interest, or a combination thereof, in accordance with the requirements of the U.S. Risk Retention Rules. Given the more attractive financing costs associated with these types of debt securitizations as opposed to other types of financing available (such as traditional senior secured facilities), this increases our financing costs, which increases the financing costs ultimately borne by our shareholders.

Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of the Company or otherwise adversely affect our business, financial condition and results of operations.

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

Additionally, new regulatory initiatives related to ESG could adversely affect our business. The SEC has adopted final rules that, in addition to other matters, would establish a framework for reporting of climate-related risks. As of April 4, 2024, the SEC voluntarily stayed the final rules pending completion of judicial review. For example, the SEC has announced that it may require disclosure of certain ESG-related matters. There is a risk that a significant reorientation in the market following the implementation of these and further measures could be adverse to our portfolio companies if they are perceived to be less valuable as a consequence of, for example, their carbon footprint or “greenwashing” (i.e., the holding out of a product as having green or sustainable characteristics where this is not, in fact, the case). We are, and our portfolio companies may be, or could in the future become subject to the risk that similar measures might be introduced in other jurisdictions in the future. At this time, there is uncertainty regarding the scope of such proposals or when they would become effective (if at all). Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability. On the other hand, certain state governments have begun to challenge the use of ESG factors in investment decisions, potentially setting up conflicting standards for us to address.

Changes to the Dodd-Frank Act May Adversely Impact Us.

The enactment of the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and other financial regulations curtailed certain investment activities of U.S. banks. As a result, alternative providers of capital (such as the Company) were able to access certain investment opportunities on a larger scale. If the restrictions under the Dodd-Frank Act are curtailed or repealed, banks may be subject to fewer restrictions on their investment activities, thereby increasing competition with us for potential investment opportunities. As a result, any changes to the Dodd-Frank Act may adversely impact us.

CFIUS & National Security/Investment Clearance Considerations.

Certain transactions by us that involve the acquisition or sale of a business connected with or related to national security or critical infrastructure may be subject to review and approval by the U.S. Committee on Foreign Investment in the United States (“CFIUS”) and/or non-U.S. national security/investment clearance regulators depending on the beneficial ownership and control of interests in the entity purchasing such business, including with respect to CFIUS, where a co-investor or other partner is a “foreign person” under applicable regulations. Certain of our investors are expected to be “foreign persons,” and in the aggregate, may comprise a substantial portion of our subscriptions, which may increase the risks of an investment being subject to CFIUS’ jurisdiction and the likelihood of CFIUS imposing restrictions on an investment. CFIUS agency practice is evolving rapidly, and CFIUS exercises substantial discretion in deciding how to interpret, apply and enforce the implementation of regulations. As a result, there can be no guarantee that our investments will not be reviewable by CFIUS and/or non-U.S. national security/investment clearance regulators or that CFIUS and/or non-U.S. national security/investment clearance regulators will not seek to evaluate our investment activities. In the event that CFIUS or another regulator reviews – or would be expected to review – one or more of our proposed or existing investments, there can be no assurances that the Adviser and/or its affiliates will be able to maintain, or proceed with, such transactions on terms acceptable to the Adviser and/or its affiliates, or that such investment would be allocated to, or consummated by, us rather than to one or more clients of the Adviser and/or its affiliates. CFIUS or another regulator may seek to impose limitations on or prohibit all or a portion of the transaction. Such limitations or restrictions may prevent us from (i) maintaining or pursuing investments, (ii) disposing of investments, which could adversely affect our performance and/or (iii) disclosing all information regarding certain transactions to all of our investors.

Beginning on January 2, 2025, the U.S. Department of the Treasury’s Outbound Investment Security Program went into effect, which prohibits or requires notification of certain types of outbound investments by U.S. persons into certain entities located in or subject to the jurisdiction of China, Hong Kong, and Macau (as well as certain entities subject to Chinese ownership or control) that are engaged in the development of certain national security technologies and products (presently, certain semiconductors and microelectronics, quantum information technologies, and artificial intelligence technologies), as well as any other countries that are or may be designated under the program’s regulations. Together, these regulations may affect our business and operations. In the event that CFIUS, the U.S. Department of Treasury administering the Outbound Investment Security Program, or a non-U.S. national security/investment clearance regulator reviews one or more of our proposed or existing investments, there can be no assurances that we will be able to maintain, or proceed with, such transactions on terms acceptable to the Adviser and/or its affiliates. Such regulator may seek to impose limitations on or prohibit all or a portion of the transaction. Such limitations or restrictions may prevent us from (i) maintaining or pursuing investments in certain jurisdictions and/or (ii) disposing of investments already made in such jurisdictions, or may increase the cost and time associated with such activities, which could adversely affect the performance of our investment vehicles and in turn adversely affect our profitability.

We are Subject to Risks Relating to Pay-to-Play Laws, Regulations and Policies.

Many states, their subdivisions and associated pension plans have adopted so-called “pay-to-play” laws, rules, regulations or policies which prohibit, restrict or require disclosure of payments to, and/or certain contacts with, certain politicians or officials associated with public entities by individuals and entities seeking to do business with related entities, including seeking investments by public retirement funds in collective investment funds such as the Company. The SEC also has adopted rules that, among other things, prohibit an investment adviser from providing advisory services for compensation with respect to a government plan investor for two years after the adviser or certain of its executives or employees makes a contribution to certain elected officials or candidates for certain elected offices. If the Adviser, its affiliates or their respective employees or affiliates violate such pay-to-play laws, rules, regulations or policies, such non-compliance could have an adverse effect on us.

We are Subject to Risks Relating to Government Policies, Changes in Laws, and International Trade.

Governmental regulatory activity, especially that of the Board of Governors of the U.S. Federal Reserve System, may have a significant effect on interest rates and on the economy generally, which in turn may affect the price of the securities in which we plan to invest. High interest rates, the imposition of credit controls or other restraints on the financing of takeovers or other acquisitions could diminish the number of merger tender offers, exchange offers or other acquisitions, and as a consequence have a materially adverse effect on our activities. Moreover, changes in U.S. federal, state, and local tax laws, U.S. federal or state securities and bankruptcy laws or in accounting standards may make corporate acquisitions or restructurings less desirable or make risk arbitrage less profitable. Amendments to the U.S. Bankruptcy Code or other relevant laws could also alter an expected outcome or introduce greater uncertainty regarding the likely outcome of an investment situation.

In addition, governmental policies, including any changes (or uncertainty around future changes) to international trade agreements, tariffs and related regulations may adversely affect the business operations and performance of us and our portfolio companies. These governmental policies could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact our business. Prospective shareholders should realize that any significant changes in governmental policies (including tariffs and other policies involving international trade) could have a material adverse impact on us and our investments.

We Will Incur Significant Costs as a Result of Having Securities Registered under the Exchange Act.

We will incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act and other rules implemented by the SEC.

We are Subject to Risks Relating to General Data Protection Regulations.

In Europe, the General Data Protection Regulation (“GDPR”) was made effective on May 25, 2018, introducing substantial changes to current European privacy laws. It has superseded the existing Data Protection Directive, which is the key European legislation governing the use of personal data relating to living individuals. The GDPR provides enhanced rights to individuals with respect to the privacy of their personal data and applies not only to organizations with a presence in the European Union which use or hold data relating to living individuals, but also to those organizations that offer services to individual European Union investors. In addition, although regulatory behavior and penalties under the GDPR remain an area of considerable scrutiny, it does increase the sanctions for serious breaches to the greater of €20 million or 4% of worldwide revenue, the impact of which could be significant. Compliance with the GDPR may require additional measures, including updating policies and procedures and reviewing relevant IT systems, which may create additional costs and expenses for us and therefore the shareholders. We may have indemnification obligations in respect of, or be required to pay the expenses relating to, any litigation or action as a result of any purported breach of the GDPR. Shareholders other than individuals in the European Union may not be afforded the protections of the GDPR.

We are Subject to Risks Arising from Potential Controlled Group Liability.

Under certain circumstances it would be possible for us, along with our affiliates, to obtain a controlling interest (i.e., 80% or more) in certain portfolio companies. This could occur, for example, in connection with a work out of the portfolio company’s debt obligations or a restructuring of the portfolio company’s capital structure. Based on recent federal court decisions, there is a risk that we (along with our affiliates) would be treated as engaged in a “trade or business” for purposes of ERISA’s controlled group rules. In such an event, we could be jointly and severally liable for a portfolio company’s liabilities with respect to the underfunding of any pension plans which such portfolio company sponsors or to which we contribute. If the portfolio company were not able to satisfy those liabilities, they could become our responsibility, causing us to incur potentially significant, unexpected liabilities for which reserves were not established.

We are Subject to Risks Related to Being an “Emerging Growth Company”.

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

We are Subject to Risks Arising from Compliance with the SEC’s Regulation Best Interest.

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

D. Risks Related to the HPS/BlackRock Transaction.

On July 1, 2025, BlackRock acquired 100% of the business and assets of HPS. There is no guarantee that HPS will be able to successfully transition, maintain and continue to build its business as part of BlackRock or that HPS and BlackRock will be able to successfully integrate their business operations. In particular, as with any change in ownership, HPS is subject to substantial risks, including with respect to the long-term retention of key employees, the successful consolidation of corporate, technological and administrative infrastructures and the retention of existing business and operational relationships. It is possible that employees involved in the operation of HPS may not continue on a long-term basis with BlackRock and the operations and business relationships of HPS may be disrupted. The integration of HPS into BlackRock will be a complex, costly and time-consuming process and if HPS experiences difficulties in this process, the anticipated benefits of the HPS/BlackRock Transaction may not be realized fully or at all, or it may take longer to realize than expected, which could have an adverse effect on HPS for an undetermined period. As part of the integration of HPS into BlackRock, HPS will implement various BlackRock policies and procedures, administrative systems and technical applications. Each of these changes may impact our operation. While the Adviser will seek to minimize any disruptions, delays or changes to the investor experience as part of the integration, there is no guarantee it will be able to do so. In addition, there can be no assurances that HPS and BlackRock will realize operating efficiencies, synergies and other benefits from the HPS/BlackRock Transaction, and a failure to obtain such synergies may adversely affect the operations of HPS. Some factors related to the integration of the businesses are outside of HPS’s control, and any of them could result in delays, increased costs, decreases in the amount of potential revenues or synergies and diversion of management’s time and energy, which could materially affect HPS’s financial position, results of operations, and cash flows. In the event that the HPS/BlackRock Transaction has an adverse impact on HPS, including for the foregoing reasons, our operations may be adversely affected.

BlackRock is one of the largest and most diverse financial institutions in the world. As a result, it currently has, and may in the future have, other business units that compete with HPS or seek investment opportunities that are appropriate for us, and it has policies and procedures that may limit or otherwise impact our operations and/or the operations of HPS. Further, certain issuers of potential investments for us may prefer to work with a smaller or independent sponsor, which may adversely affect HPS’s ability to attract new investment opportunities for us.

HPS believes that investors will benefit from the combination of BlackRock’s and HPS’s capabilities; however, there are certain potential conflicts of interest that will arise as a result of the ownership of HPS by BlackRock. For a discussion of certain risks and conflicts of interest relating to the investment advisory, management and other activities of BlackRock Financial Management, Inc. as well as certain other affiliated registered investment adviser subsidiaries of BlackRock, Inc., please refer to Part 2A of the Form ADV for BlackRock Financial Management, Inc., which shareholders are urged to read and which is available at http://www.adviserinfo.sec.gov/Firm/107105.

As further described in “Conflicts of Interest—Relationship among the Company, the Adviser and the Investment Team” in our current private placement memorandum, as may be amended and/or supplemented from time to time (the “Offering Memorandum”), investors should be aware that the Affiliated Group now includes BlackRock (including its subsidiaries and other affiliated entities, funds and accounts).

E. Federal Income Tax Risks

We are Subject to RIC Qualification Risks.

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

We May Experience Difficulty with Paying Required Distributions.

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

Legislative or Regulatory Tax Changes Could Adversely Affect Shareholders.

At any time, the federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. The likelihood of any new legislation being enacted is uncertain. Any new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us and/or our shareholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our shares or the value or the resale potential of our investments. The U.S. federal government recently signed into law the “One Big Beautiful Bill Act” (the “OBBBA”) which includes several new provisions (and other amendments) to the Code. The impact of the OBBBA and of any potential tax changes on an investment in us is uncertain.

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

Management's Role in Cybersecurity Risk Oversight

The Adviser’s CISO and dedicated internal cybersecurity team are responsible for the cybersecurity program applicable to us (including enterprise-wide cybersecurity strategy, policies, standards, engineering, architecture, and processes). Our Chief Compliance Officer (“CCO”) is responsible for reviewing the adequacy and effectiveness of our and our service providers’ compliance policies and procedures, including those related to cybersecurity, and furnishing a written report to the Board at least annually concerning the operation of those policies, including any material compliance matters that arose. The Adviser’s CISO has over 15 years of experience advising on and managing risks from cybersecurity threats as well as developing and implementing cybersecurity policies and procedures in both US Government Intelligence agencies and Financial Services firms. The Adviser’s CISO reports to the Chief Financial Officer of the Adviser and works closely with our management to administer, assess, discuss, and prioritize our cybersecurity efforts. Our CCO has worked in the financial services industry for more than 15 years, primarily in compliance roles, and has served as chief compliance officer for registered investment advisers and registered investment companies. Through this experience, the CCO has gained compliance expertise in evaluating the adequacy and effectiveness of compliance policies and procedures, including those related to cybersecurity.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Share Issuances

Our Common Shares are not listed for trading on a stock exchange or other securities market and there is no established public trading market for our Common Shares. As of March 17, 2026 there were 122 holders of record of our Class I Common Shares, 1,241 holders of record of our Class D Common Shares, and 1 holder of record of our Class S Common Shares. All outstanding Common Shares immediately prior to the Share Class Conversion were subject to the same shareholder servicing and/or distribution fee as that applicable to the Class D Common Shares. Accordingly, for all periods prior to July 1, 2025, all share class activity for the existing Common Shares are presented under Class D Common Shares.

We have and will continue to determine our NAV for each class of shares on the last day of the calendar period on the same frequency as our subscription frequency (i.e., monthly). The NAV per share for each class of shares is determined by dividing the value of total assets attributable to the class minus the carrying value of liabilities attributable to the class by the total number of Common Shares outstanding at the date as of which the determination is made.

The following table presents our monthly NAV per share for each of the three classes during the year ended December 31, 2025:

	NAV Per Share
For the Months Ended	Class I	Class D	Class S
January 31, 2025	$—	$26.16	$—
February 28, 2025	$—	$26.17	$—
March 31, 2025	$—	$26.22	$—
April 30, 2025	$—	$26.25	$—
May 31, 2025	$—	$26.46	$—
June 30, 2025	$—	$26.44	$—
July 31, 2025	$26.58	$26.58	$26.58
August 31, 2025	$26.65	$26.65	$26.65
September 30, 2025	$26.78	$26.78	$26.78
October 31, 2025	$26.88	$26.88	$26.88
November 30, 2025	$26.97	$26.97	$26.97
December 31, 2025	$27.07	$27.07	$27.07

Distributions

Beginning in April 2024 through December 2025, we paid regular distributions on a quarterly basis. Commencing January 2026, we have been paying and expect to continue to pay, distributions on a monthly basis. Any distributions we make will be at the discretion of our Board, considering factors such as our earnings, cash flow, capital needs and general financial condition and the requirements of Delaware law. As a result, our distribution rates and payment frequency may vary from time to time.

Our Board’s discretion as to the payment of distributions will be directed, in substantial part, by its determination to cause us to comply with the RIC requirements. To maintain our treatment as a RIC, we generally are required to make aggregate annual distributions to our shareholders of at least 90% of investment company taxable income.

The following tables summarize our distributions declared and payable for the year ended December 31, 2025 (dollar amounts in thousands, except per share amounts), and the record date for each distribution was the last calendar date of the month in which such distribution was declared:

		Class I
Declaration Date	Payment Date	Base Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
July 23, 2025	October 31, 2025	$0.1380	$—	$0.1380	$1,098
August 26, 2025	October 31, 2025	0.1380	—	0.1380	1,136
September 24, 2025	October 29, 2025	0.1380	—	0.1380	1,297
September 24, 2025	October 31, 2025	—	0.1000	0.1000	940
October 27, 2025	January 30, 2026	0.1380	—	0.1380	1,366
November 26, 2025	January 30, 2026	0.1390	—	0.1390	1,391
December 24, 2025	January 28, 2026	0.1390	—	0.1390	1,584
December 24, 2025	January 30, 2026	—	0.1000	0.1000	1,139
Total		$0.8300	$0.2000	$1.0300	$9,951

		Class D
Declaration Date	Payment Date	Base Distribution Per Share(1)	Special Distribution Per Share	Total Distribution Per Share(1)	Distribution Amount
January 29, 2025	April 30, 2025	$0.1340	$—	$0.1340	$3,620
February 26, 2025	April 30, 2025	0.1340	—	0.1340	3,777
March 27, 2025	April 28, 2025	0.1340	—	0.1340	4,142
March 27, 2025	April 30, 2025	—	0.1000	0.1000	3,091
April 25, 2025	July 31, 2025	0.1326	—	0.1326	4,562
May 28, 2025	July 31, 2025	0.1324	—	0.1324	4,814
June 24, 2025	July 29, 2025	0.1326	—	0.1326	4,931
June 24, 2025	July 31, 2025	—	0.1500	0.1500	5,579
July 23, 2025	October 31, 2025	0.1324	—	0.1324	4,025
August 26, 2025	October 31, 2025	0.1324	—	0.1324	4,178
September 24, 2025	October 29, 2025	0.1325	—	0.1325	4,200
September 24, 2025	October 31, 2025	—	0.1000	0.1000	3,170
October 27, 2025	January 30, 2026	0.1323	—	0.1323	4,396
November 26, 2025	January 30, 2026	0.1335	—	0.1335	4,600
December 24, 2025	January 28, 2026	0.1333	—	0.1333	4,678
December 24, 2025	January 30, 2026	—	0.1000	0.1000	3,510
Total		$1.5960	$0.4500	$2.0460	$67,273

		Class S
Declaration Date	Payment Date	Base Distribution Per Share(1)	Special Distribution Per Share	Total Distribution Per Share(1)	Distribution Amount
July 23, 2025	October 31, 2025	$0.1189	$—	$0.1189	$0
August 26, 2025	October 31, 2025	0.1188	—	0.1188	0
September 24, 2025	October 29, 2025	0.1194	—	0.1194	0
September 24, 2025	October 31, 2025	—	0.1000	0.1000	0
October 27, 2025	January 30, 2026	0.1187	—	0.1187	0
November 26, 2025	January 30, 2026	0.1202	—	0.1202	0
December 24, 2025	January 28, 2026	0.1195	—	0.1195	0
December 24, 2025	January 30, 2026	—	0.1000	0.1000	0
Total		$0.7155	$0.2000	$0.9155	$0

(1)Base distributions per share are net of shareholder servicing and/or distribution fees. The Managing Dealer agreed to waive the shareholder servicing and/or distribution fee from the Initial Closing through March 31, 2025.

Distribution and Servicing Plan

The Board approved a distribution and servicing plan (the “Distribution and Servicing Plan”). As of July 1, 2025, in reliance upon exemptive relief issued to us by the SEC, all of our outstanding Common Shares were converted into three separate classes, Class I Common Shares, Class D Common Shares and Class S Common Shares. All outstanding Common Shares immediately prior to the Share Class Conversion were subject to the same shareholder servicing and/or distribution fee as that applicable to the Class D Common Shares. Accordingly, for all periods prior to July 1, 2025, all share class activities for the existing Common Shares are presented under Class D Common Shares. The following table shows the shareholder servicing and/or distribution fees we pay the Managing Dealer with respect to the Class I Common Shares, Class D Common Shares and Class S Common Shares on an annualized basis as a percentage of our NAV for such class. The Managing Dealer agreed to waive the shareholder servicing and/or distribution fee from the Initial Closing through March 31, 2025.

Shareholder Servicing and/or Distribution Fee as a % of NAV
Class I Common Shares	—%
Class D Common Shares	0.25%
Class S Common Shares	0.85%

The shareholder servicing and/or distribution fees will be paid on the same frequency with which we pay distributions (i.e. monthly) in arrears, and calculated at an annual rate of (i) with respect to the Class D Shares, a fee equal to 0.25% per annum of the aggregate NAV of Class D Shares (including any Class D Shares issued pursuant to our distribution reinvestment plan) (ii) with respect to Class S Shares, a fee equal to 0.85% per annum of aggregate NAV of Class S Shares (including any Class S Shares issued pursuant to our distribution reinvestment plan), in each case, as of the first calendar day of the applicable subscription period, and subject to FINRA and other limitations on underwriting compensation. We accrue the shareholder servicing and/or distribution fee on the same frequency with which we accept subscriptions (i.e. monthly). No shareholder servicing and/or distribution fees are paid with respect to the Class I Shares.

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

Eligibility to receive the shareholder servicing and/or distribution fee is conditioned on a broker providing the following ongoing services with respect to the Class D Common Shares or Class S Common Shares: assistance with recordkeeping, answering investor inquiries regarding the Company, including regarding distribution payments and reinvestments, helping shareholders understand their investments upon their request, and assistance with share repurchase requests. If the applicable broker is not eligible to receive the shareholder servicing and/or distribution fee due to failure to provide these services, the Managing Dealer will waive the shareholder servicing fee and/or distribution that broker would have otherwise been eligible to receive. The shareholder servicing and/or distribution fees are ongoing fees that are not paid at the time of purchase.

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

The following table summarizes the share repurchases completed during the year ended December 31, 2025:

Repurchase Deadline Request	Percentage of Outstanding Shares We Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)
March 4, 2025	5.00%	March 31, 2025	$—	—	—%
May 30, 2025	5.00%	June 30, 2025	$10,734	405,989	1.31%
August 29, 2025	5.00%	September 30, 2025	$2,817	105,214	0.29%
December 2, 2025	5.00%	December 31, 2025	$10,731	396,405	0.97%

(1)Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.
(2)Amounts not inclusive of Early Repurchase Deduction.

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

On July 1, 2025, BlackRock acquired the business and assets of HPS, with 100% of consideration paid in BlackRock equity. Grishma Parekh and Colbert Cannon resigned from the Board effective upon the closing of the HPS/Blackrock Transaction to comply with the Section 15(f) safe harbor provisions of the 1940 Act. Mr. Cannon and Ms. Parekh continue to serve in their existing roles at HPS and the Adviser and, with respect to Mr. Cannon, as our President and a member of our Investment Committee. See “Risk Factors—Risks Related to the HPS/BlackRock Transaction” for further details.

We are a privately placed, perpetual-life BDC, which is a BDC whose shares are not listed for trading on a stock exchange or other securities market. We use the term “perpetual-life BDC” to describe an investment vehicle of indefinite duration, whose Common Shares are intended to be sold on a continuous basis at regular frequency by the BDC at a price generally equal to the BDC’s NAV per share. The Common Shares described herein have not been registered under the Securities Act, the securities laws of any other state or the securities laws of any other jurisdiction. The Common Shares will be offered and sold under the exemptions from registration under the Securities Act under Regulation D and Regulation S. Each purchaser will be required to represent that it is (i) either an “accredited investor” as defined in Rule 501 of Regulation D under the Securities Act or, in the case of Common Shares sold outside the United States, not a “U.S. person” in accordance with Regulation S of the Securities Act and (ii) acquiring the Common Shares purchased by it for investment and not with a view to resale or distribution.

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

On May 13, 2025, the SEC issued an order (the “Multi-Class Order”) granting our application for exemptive relief from sections 18(a)(2), 18(c), 18(i) and 61(a) of the 1940 Act. Under the terms of the Multi-Class Order, we are permitted to offer multiple classes of our Common Shares with varying sales loads and/or asset-based service and/or distribution fees.

As of July 1, 2025, in reliance upon exemptive relief issued to us by the Securities and Exchange Commission (the “SEC”), all of our outstanding Common Shares were converted into three separate classes (the “Share Class Conversion”); Class I common shares (“Class I Common Shares”), Class D common shares (“Class D Common Shares”) and Class S common shares (“Class S Common Shares”). All outstanding Common Shares immediately prior to the Share Class Conversion were subject to the same shareholder servicing and/or distribution fee as those applicable to the Class D Common Shares. Accordingly, for all periods prior to July 1, 2025, all share class activities for the existing Common Shares are presented under Class D Common Shares.

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

The income-oriented portion of our portfolio primarily focuses on direct lending investments with some element of perceived business or transactional complexity that require a high degree of structuring expertise to mitigate potential risk. In connection with this portion of the portfolio, we will seek to invest primarily in directly originated, privately negotiated senior secured debt of upper-middle market and large-scale borrowers with more complicated business models or capital structures, esoteric collateral, and/or that face timing pressures associated with strategic or refinancing needs. The loans within this portion of the portfolio are expected to be primarily floating rate instruments that typically pay current income on a quarterly basis. As a result, returns associated with this portion of the strategy are expected to be largely current income-oriented and to be derived predominately from contractual coupons, upfront fees/original issue discounts and, in some instances, prepayment penalties. To a lesser extent, we also participate in privately negotiated special situation opportunities. These investments are typically senior secured, but may also take the form of subordinated debt or preferred equity and may often be accompanied by equity or equity-linked securities as a form of potential return enhancement. The debt investments within this portion of the strategy may be floating or fixed rate and coupons may be paid in the form of cash or PIK interest.

The capital appreciation portion of HCAP’s portfolio focuses on investments in privately negotiated junior capital investments, including preferred equity, convertible preferred equity, and to a lesser extent, select common or other equity investments, or select junior debt or debt-like securities. In connection with this portion of the portfolio, the C will seek to invest primarily in large scale companies (average EBITDA typically in excess of $400mm) in developed markets that operate in industries we believe are less cyclical and have relatively low capital intensity. Returns associated with this portion of the portfolio are also expected to be derived primarily from realized and unrealized gains and losses, including through preference accruals received at investment realization.

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

We and certain affiliates of the Adviser have received an exemptive order from the SEC that permits us to co-invest with certain other persons, including, but not limited to, certain affiliates of the Adviser and certain funds and accounts managed and controlled by the Adviser or its affiliates. Subject to the 1940 Act and the conditions of any such co-investment order issued by the SEC, we may, under certain circumstances, co-invest with certain affiliated accounts in investments that are suitable for us and one or more of such affiliated accounts.

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

Portfolio and Investment Activity

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	As of and for the year ended December 31,
	2025	2024
Total investments, beginning of period	$982,565	$—
New investments purchased	1,369,731	1,039,618
Payment-in-kind interest and dividends capitalized	19,773	8,223
Net accretion of discount on investments	7,432	3,429
Net realized gain (loss) on investments	(4,240)	(69)
Investments sold or repaid	(237,057)	(68,636)
Total investments, end of period	$2,138,204	$982,565

The following table presents certain selected information regarding our investment portfolio:

	December 31, 2025	December 31, 2024
Weighted average yield on debt and income producing investments, at amortized cost(1)	10.4%	11.2%
Weighted average yield on debt and income producing investments, at fair value(1)	10.3%	11.2%
Weighted average yield on total portfolio, at amortized cost(2)	9.3%	10.4%
Weighted average yield on total portfolio, at fair value(2)	9.1%	10.4%
Number of portfolio companies	188	94
Weighted average EBITDA (in millions)(3)	$229	$182
Weighted average loan-to-value (“LTV”)(4)	46%	51%
Percentage of performing debt investments bearing a floating rate, at fair value	94.3%	94.4%
Percentage of performing debt investments bearing a fixed rate, at fair value	5.7%	5.6%

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
(2)Computed as the annual stated interest rate or yield plus the annual accretion of discounts and less any annual amortization of premiums, as applicable, on all of our investments, divided by our total investments (at fair value or amortized cost, as applicable). Actual yields earned over the life of each investment could differ materially from the yields presented above.
(3)Calculated with respect to all level 3 investments in our investment portfolio for which fair value is determined by the Adviser (in its capacity as our investment adviser, with assistance, at least quarterly, from a third-party valuation firm, and overseen by our Board), and excludes quoted assets, restructured debt and equity, investments on non-accrual status, and investments with no reported EBITDA or where EBITDA, in the Adviser’s judgment made in its discretion, was not a material component of the original investment thesis, such as LTV-based loans and NAV-based loans. Weighted average EBITDA is weighted based on the fair value of the total applicable level 3 investments. Figures are derived from the most recent financial statements from portfolio companies.
(4)Calculated with respect to all level 3 debt investments in our investment portfolio for which fair value is determined by the Adviser (in its capacity as our investment adviser, with assistance, at least quarterly, from a third-party valuation firm, and overseen by our Board), and excludes quoted assets, restructured debt and investments on non-accrual status. LTV is calculated as net debt through each respective investment tranche in which we hold an investment divided by enterprise value or value of underlying collateral of the portfolio company. Weighted average LTV is weighted based on the fair value of the total applicable level 3 debt investments. Figures are derived from the most recent financial statements from portfolio companies.

Our investments consisted of the following:

	December 31, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$1,781,224	$1,795,053	82.42%	$870,389	$870,467	88.38%
Second lien debt	7,894	7,906	0.36	5,329	5,329	0.54
Other secured debt	63,601	64,380	2.96	17,911	17,960	1.82
Unsecured debt	47,040	48,111	2.21	16,624	17,385	1.77
Structured finance investments	17,013	17,206	0.79	—	—	—
Preferred equity	179,845	196,010	9.00	26,650	28,588	2.90
Other equity investments	41,587	49,155	2.26	45,662	45,225	4.59
Total	$2,138,204	$2,177,821	100.00%	$982,565	$984,954	100.00%

As of December 31, 2025 and 2024, we had certain investments in one and zero portfolio companies on non-accrual status, respectively. The following table shows the fair value of our performing and non-accrual debt and other income producing investments as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
	Fair Value	Percentage	Fair Value	Percentage
Performing debt and income producing investments	$1,920,208	99.71%	$912,649	100.00%
Non-accrual(1)	5,570	0.29	—	—
Total	$1,925,778	100.00%	$912,649	100.00%
(1)Investments on non-accrual represented 0.35% and 0.00% of amortized cost of total debt and other income producing investments as of December 31, 2025 and 2024, respectively.

The table below describes investments by industry composition based on fair value as of December 31, 2025 as compared to 2024:

	December 31, 2025	December 31, 2024
Aerospace & Defense	7.02%	5.36%
Asset Based Lending and Fund Finance	1.01	1.80
Automobile Components	1.41	0.49
Beverages	3.40	3.46
Building Products	—	0.71
Capital Markets	1.33	—
Chemicals	1.23	2.43
Commercial Services & Supplies	3.96	5.10
Communications Equipment	0.63	1.40
Construction & Engineering	0.12	0.28
Consumer Staples Distribution & Retail	1.93	2.54
Containers & Packaging	1.96	3.53
Distributors	0.62	1.39
Diversified Consumer Services	1.08	1.20
Diversified Telecommunication Services	0.14	—
Electric Utilities	0.47	0.48
Electrical Equipment	0.39	—
Electronic Equipment, Instruments & Components	0.26	0.31

	December 31, 2025	December 31, 2024
Entertainment	2.29	2.69
Financial Services	3.85	3.24
Food Products	0.03	—
Health Care Equipment & Supplies	4.16	4.04
Health Care Providers & Services	10.17	9.59
Health Care Technology	0.85	1.52
Hotels, Restaurants & Leisure	6.06	3.71
Household Durables	0.09	0.24
Independent Power and Renewable Electricity Producers	9.80	5.16
Insurance	2.97	3.71
IT Services	0.61	2.02
Leisure Products	0.54	—
Life Sciences Tools & Services	0.14	—
Machinery	0.41	0.23
Media	1.11	2.15
Metals & Mining	0.78	1.71
Multi-Utilities	0.12	—
Pharmaceuticals	4.98	4.72
Professional Services	0.68	1.10
Real Estate Management & Development	0.12	0.18
Software	13.87	12.21
Specialty Retail	2.73	4.19
Structured Finance	0.79	—
Textiles, Apparel & Luxury Goods	1.52	2.65
Trading Companies & Distributors	0.98	2.60
Transportation Infrastructure	0.80	1.86
Wireless Telecommunication Services	2.59	—
Total	100.00%	100.00%

The table below describes investments by geographic composition based on fair value:

	December 31, 2025	December 31, 2024
United States	84.53%	89.36%
United Kingdom	7.94	5.25
Austria	1.85	3.53
Australia	1.55	0.23
Spain	1.36	0.74
Canada	1.15	—
France	1.07	0.58
Germany	0.41	—
Taiwan	0.14	0.31
Total	100.00%	100.00%

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

Results of Operations

The following table represents our operating results:

	Year Ended December 31,
	2025	2024
Total investment income	$167,461	$61,475
Net expenses	66,501	13,370
Net investment income before excise tax	100,960	48,105
Excise tax expense	1,273	83
Net investment income after excise tax	99,687	48,022
Net realized gain (loss)	(10,479)	372
Net change in unrealized appreciation (depreciation)	29,073	5,605
Net increase (decrease) in net assets resulting from operations	$118,281	$53,999

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

Investment income was as follows:

	Year Ended December 31,
	2025	2024
Interest income	$143,837	$52,421
Payment-in-kind interest income	21,682	9,014
Dividend income	1,196	—
Other income	746	40
Total investment income	$167,461	$61,475

Total investment income increased to $167.5 million for the year ended December 31, 2025 from $61.5 million for in the prior year, primarily driven by our deployment of capital and the increased balance of our investments. Interest income increased as a result of an increase in our accruing debt investment’s funded par, which increased to $1,946.3 million as of December 31, 2025, from $924.4 million in the prior year. This was partially offset by a decline in benchmark interest rates during the year ended December 31, 2025, as compared to the prior year. The size of our performing debt and income producing investments at fair value was $1,920.2 million and our weighted average yield on debt and income producing securities at fair value was 10.3%.

For the years ended December 31, 2025 and 2024, PIK income represented 12.9% and 14.7% of total investment income, respectively. We expect that PIK income will vary based on the elections of certain borrowers.

Expenses

Expenses were as follows:

	Year Ended December 31,
	2025	2024	2023
Interest expense	$42,230	$12,557	$—
Management fees	12,325	4,585	—
Income based incentive fee	15,488	5,737	—
Capital gains incentive fee	2,789	896	—
Shareholder servicing and/or distribution fees
Class D	2,106	922	—
Class S	0	—	—
Professional fees	2,679	1,184	81
Board of Trustees’ fees	353	289	34
Administrative service expenses	2,197	1,238	—
Other general & administrative	2,451	1,177	20
Organization expenses	—	150	544
Amortization of continuous offering costs	703	1,288	—
Excise tax expense	1,273	83	—
Total expenses (including excise tax expense)	84,594	30,106	679
Expense Support	(4,421)	(5,409)	(679)
Shareholder servicing and/or distribution fees waived	(462)	(922)	—
Management fees waived	(5,243)	(4,585)	—
Income based incentive fees waived	(6,694)	(5,737)	—
Net expenses (including excise tax expense)	$67,774	$13,453	$—

Interest Expense

Total interest expense (including unused fees, amortization of deferred financing costs and debt issuance costs, and the net interest on interest rate swaps accounted for as hedges) increased to $42.2 million for the year ended December 31, 2025 from $12.6 million in the prior year, primarily driven by increased borrowings and issuance of unsecured notes. The average principal debt outstanding increased to $627.6 million for the year ended December 31, 2025 from $94.9 million in the prior year.

Total interest expense (including unused fees, amortization of deferred financing costs, financing fees and backstop fees) of $12.6 million for the year ended December 31, 2024 was driven by $94.9 million of average borrowings under our credit facility and expenses incurred related to the investments funded by the Financing Providers under the Warehousing Transactions (as defined below).

Management Fees

Management fees increased to $12.3 million for the year ended December 31, 2025 from $4.6 million in the prior year primarily due to an increase in net assets. Management fees are payable quarterly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable quarter, as adjusted for any share issuances or repurchases during the quarter that do not occur on the first calendar day of the quarter. The Adviser agreed to waive its base management fee from the Initial Closing through June 30, 2025.

Income Based Incentive Fees

Income based incentive fees increased to $15.5 million for the year ended December 31, 2025 from $5.7 million in the prior year primarily due to our deployment of capital and an increase in Pre-Incentive Fee Net Investment Income Returns. The Adviser agreed to waive its income based incentive fee from the Initial Closing through June 30, 2025.

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

Capital gains based incentive fees were $2.8 million for the year ended December 31, 2025, as compared to $0.9 million in the prior year primarily due to net unrealized gains on investments, none of which were payable under the Investment Advisory Agreement. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.

Shareholder Servicing and/or Distribution Fees

Shareholder servicing and/or distribution fees increased to $2.1 million for the year ended December 31, 2025 from $0.9 million in the prior year primarily due to an increase in shares outstanding. The Managing Dealer has agreed to waive the shareholder servicing and/or distribution fees from the Initial Closing through March 31, 2025.

Other Expenses

Organization costs and offering costs include expenses incurred in our initial formation and our continuous offering. Professional fees include legal, audit, tax, and other professional fees incurred related to our management. Administrative service expenses represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our executive officers, their respective staff and other non-investment professionals that perform duties for us. Other general and administrative expenses include valuation, insurance, filing, research, our sub-administrator, subscriptions and other costs.

Total other expenses increased to $8.4 million for the year ended December 31, 2025, from $5.3 million for the prior year primarily driven by an increase of professional fees, administrative service expenses and other general & administrative expenses due to servicing a growing portfolio.

Under the terms of the Prior Administration Agreement, the Administration Agreement, the Prior Investment Advisory Agreement and the Investment Advisory Agreement, we reimburse the Administrator and Adviser, respectively, for services performed for us. In addition, pursuant to the terms of these agreements, the Administrator and Adviser may delegate their obligations under these agreements to an affiliate or to a third party and we reimburse the Administrator and Adviser for any services performed for us by such affiliate or third party. For the year ended December 31, 2025, the Administrator charged $2.2 million, an increase from $1.2 million in the prior year, for certain costs and expenses allocable to us under the terms of the Administration Agreement.

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

For the years ended December 31, 2025 and 2024 we incurred U.S. federal excise tax of $1.3 million and $0.1 million, respectively.

Net Realized Gain (Loss)

Net realized gains and losses were comprised of the following:

	Year Ended December 31,
	2025	2024
Non-controlled/non-affiliated investments	$(4,240)	$(69)
Foreign currency forward contracts	(6,085)	197
Foreign currency transactions	(154)	244
Net realized gain (loss)	$(10,479)	$372

For the year ended December 31, 2025, we generated net realized gains (losses) on investments of $(4.2) million, primarily driven by realized losses of $(3.7) million on the restructuring of private debt investments (realized loss of $(0.3) million on Lasko Operating Holdings, LLC and of $(3.4) million on New Era Technology, Inc.) and net realized losses of $(0.5) million primarily from the sale of syndicated loans. We generated realized losses of $(6.1) million on foreign currency forwards contracts, primarily as a result of fluctuations in the EUR and GBP exchange rates, which was largely offset by unrealized gains on foreign currency as described below.

For the year ended December 31, 2024, we generated net realized gains (losses) of $0.4 million, which was primarily comprised of net realized gains on foreign currency transactions, as a result of fluctuations in the GBP and EUR exchange rates partially offset by net realized losses on investments.

Net Change in Unrealized Appreciation (Depreciation)

Net change in unrealized appreciation (depreciation) was comprised of the following:

	Year Ended December 31,
	2025	2024
Non-controlled/non-affiliated investments	$38,149	$2,389
Non-controlled/affiliated investments	(921)	—
Foreign currency forward contracts	(5,673)	2,579
Translation of assets and liabilities in foreign currencies	(2,482)	637
Net change in unrealized appreciation (depreciation)	$29,073	$5,605

For the year ended December 31, 2025, the change in unrealized appreciation (depreciation) on the investment portfolio was $22.4 million (excluding the impact of foreign currency) due to spread tightening in the private credit markets and foreign currency unrealized gains of $14.8 million on investments (included in unrealized gains on investments) primarily as a result of fluctuations in the EUR, GBP and AUD exchange rates. The remaining $(8.2) million of the net unrealized appreciation (depreciation) represents the net unrealized losses as a result of foreign currency fluctuations impacting the value of our foreign currency forward contracts, foreign debt and cash balances.

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

For the years ended December 31, 2025 and 2024, we generated net realized and unrealized gains (losses) on the investment portfolio (excluding the impact of foreign currency) of $18.2 million, and $5.3 million, respectively.

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

	Year Ended December 31,
	2025	2024
Realized gain/(losses) on:
Investments	$2	$(3)
Foreign currency forward contracts	(6,085)	197
Translation of assets and liabilities in foreign currencies	(154)	244
Net realized gains/(losses)	$(6,237)	$438

Unrealized gain/(losses) on:
Investments	$14,802	$(2,959)
Foreign currency forward contracts	(5,673)	2,579
Translation of assets and liabilities in foreign currencies	(2,482)	637
Net unrealized gains/(losses)	$6,647	$257
Net realized and unrealized gains/(losses):	$410	$695

For the years ended December 31, 2025 and 2024, the net realized and unrealized gains/(losses) on foreign currency fluctuations impacting the value of the investment portfolio, foreign currency forward contracts, and foreign debt and cash balances was $0.4 million and $0.7 million, respectively. When we are hedging foreign currency exposure through forward contracts and the local currency base rate (i.e., funding cost) is lower or higher than our functional currency, there is positive or negative “carry” embedded in the forward contract. For the years ended December 31, 2025 and 2024, the net gains on foreign currency were driven primarily by the positive carry from base rate differentials on forward contracts for local currencies versus the U.S. Dollar.

Interest Rate Swaps

We use interest rate swaps to mitigate interest rate risk associated with our fixed rate liabilities. We have designated certain interest rate swaps to be in a hedge accounting relationship. See “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 2. Significant Accounting Policies” for additional disclosure regarding our accounting for derivative instruments designated in a hedge accounting relationship. See our schedule of investments for additional disclosure regarding these derivative instruments. See “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 7. Borrowings” for additional disclosure regarding the carrying value of our debt.

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

As of December 31, 2025, we had one corporate-level revolving credit facility and unsecured note issuances. As of December 31, 2024, we had one corporate-level revolving credit facility. From time to time, we may enter into additional credit facilities, increase the size of our existing credit facilities and/or issue debt securities, including unsecured notes. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of December 31, 2025 and December 31, 2024, we had an aggregate amount of $928.7 million and $289.8 million, respectively, of debt outstanding and our asset coverage ratio was 234.4% and 325.0%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage.

Cash and cash equivalents as of December 31, 2025, taken together with our $546.3 million of available capacity under our credit facility (subject to borrowing base availability) and the continuous offering of our Common Shares is expected to be sufficient for our investing activities and to conduct our operations in the near term and for the foreseeable future. This determination is based in part on our expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of our Common Shares and the use of existing and future financing arrangements. As of December 31, 2025, we had significant amounts payable and commitments for existing and new investments, which we planned to fund using available borrowing capacity under our credit facility. Additionally, we held $313.6 million of Level 2 investments as of December 31, 2025, which could provide additional liquidity if necessary.

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

As of December 31, 2025, we had $24.1 million in cash and cash equivalents. During the year ended December 31, 2025, cash used in operating activities was $1,076.2 million, primarily as a result of funding portfolio investments of $1,360.3 million, partially offset by proceeds from sale of investments and principal repayments of $227.7 million and other operating sources of $56.4 million. Cash provided by financing activities was $1,090.0 million during the period, primarily as a result of new share issuances related to $527.5 million of subscriptions and net borrowings of $636.4 million.

Equity

The following table summarizes transactions in Common Shares during the year ended December 31, 2025:

	Shares	Amount
CLASS I
Subscriptions	2,496,703	$67,044
Share transfers between classes	8,838,263	233,869
Distributions reinvested	60,330	1,616
Share repurchases	(4,262)	(115)
Early repurchase deduction	—	1
Net increase (decrease)	11,391,034	$302,415
CLASS D
Subscriptions	17,454,736	$460,484
Share transfers between classes	(8,838,778)	(233,883)
Distributions reinvested	1,907,689	50,216
Share repurchases	(903,346)	(24,167)
Early repurchase deduction	—	4
Net increase (decrease)	9,620,301	$252,654
CLASS S
Subscriptions	—	$—
Share transfers between classes	515	14
Distributions reinvested	—	—
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	515	$14
Total net increase (decrease)	21,011,850	$555,083

The following table summarizes transactions in Common Shares during the year ended December 31, 2024:

	Shares	Amount
CLASS D
Subscriptions	25,590,878	$656,237
Share transfers between classes	—	—
Distributions reinvested	398,126	10,413
Share repurchases	(904,819)	(23,516)
Early repurchase deduction	—	456
Net increase (decrease)	25,084,185	$643,590

Distributions and Distribution Reinvestment

The following tables summarize our distributions declared and payable for the year ended December 31, 2025 (dollar amounts in thousands, except per share amounts), and the record date for each distribution was the last calendar date of the month in which such distribution was declared:

		Class I
Declaration Date	Payment Date	Base Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
July 23, 2025	October 31, 2025	$0.1380	$—	$0.1380	$1,098
August 26, 2025	October 31, 2025	0.1380	—	0.1380	1,136
September 24, 2025	October 29, 2025	0.1380	—	0.1380	1,297
September 24, 2025	October 31, 2025	—	0.1000	0.1000	940
October 27, 2025	January 30, 2026	0.1380	—	0.1380	1,366
November 26, 2025	January 30, 2026	0.1390	—	0.1390	1,391
December 24, 2025	January 28, 2026	0.1390	—	0.1390	1,584
December 24, 2025	January 30, 2026	—	0.1000	0.1000	1,139
Total		$0.8300	$0.2000	$1.0300	$9,951

		Class D
Declaration Date	Payment Date	Base Distribution Per Share(1)	Special Distribution Per Share	Total Distribution Per Share(1)	Distribution Amount
January 29, 2025	April 30, 2025	$0.1340	$—	$0.1340	$3,620
February 26, 2025	April 30, 2025	0.1340	—	0.1340	3,777
March 27, 2025	April 28, 2025	0.1340	—	0.1340	4,142
March 27, 2025	April 30, 2025	—	0.1000	0.1000	3,091
April 25, 2025	July 31, 2025	0.1326	—	0.1326	4,562
May 28, 2025	July 31, 2025	0.1324	—	0.1324	4,814
June 24, 2025	July 29, 2025	0.1326	—	0.1326	4,931
June 24, 2025	July 31, 2025	—	0.1500	0.1500	5,579
July 23, 2025	October 31, 2025	0.1324	—	0.1324	4,025
August 26, 2025	October 31, 2025	0.1324	—	0.1324	4,178
September 24, 2025	October 29, 2025	0.1325	—	0.1325	4,200
September 24, 2025	October 31, 2025	—	0.1000	0.1000	3,170
October 27, 2025	January 30, 2026	0.1323	—	0.1323	4,396
November 26, 2025	January 30, 2026	0.1335	—	0.1335	4,600
December 24, 2025	January 28, 2026	0.1333	—	0.1333	4,678
December 24, 2025	January 30, 2026	—	0.1000	0.1000	3,510
Total		$1.5960	$0.4500	$2.0460	$67,273

		Class S
Declaration Date	Payment Date	Base Distribution Per Share(1)	Special Distribution Per Share	Total Distribution Per Share(1)	Distribution Amount
July 23, 2025	October 31, 2025	$0.1189	$—	$0.1189	$0
August 26, 2025	October 31, 2025	0.1188	—	0.1188	0
September 24, 2025	October 29, 2025	0.1194	—	0.1194	0
September 24, 2025	October 31, 2025	—	0.1000	0.1000	0
October 27, 2025	January 30, 2026	0.1187	—	0.1187	0
November 26, 2025	January 30, 2026	0.1202	—	0.1202	0
December 24, 2025	January 28, 2026	0.1195	—	0.1195	0
December 24, 2025	January 30, 2026	—	0.1000	0.1000	0
Total		$0.7155	$0.2000	$0.9155	$0

(1)Base distributions per share are net of shareholder servicing and/or distribution fees. The Managing Dealer agreed to waive the shareholder servicing and/or distribution fee from the Initial Closing through March 31, 2025.

The following tables summarize our distributions declared and payable for the year ended December 31, 2024 (dollar amounts in thousands, except per share amounts), and the record date for each distribution was the last calendar date of the month in which such distribution was declared:

		Class D
Declaration Date	Payment Date	Base Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
April 30, 2024	July 31, 2024	$0.1000	$—	$0.1000	$883
May 29, 2024	July 31, 2024	0.1310	—	0.1310	1,634
June 26, 2024	July 31, 2024	0.1320	—	0.1320	2,059
July 24, 2024	October 31, 2024	0.1320	—	0.1320	2,430
August 27, 2024	October 31, 2024	0.1330	—	0.1330	2,678
September 26, 2024	October 28, 2024	0.1330	—	0.1330	2,845
September 26, 2024	October 31, 2024	—	0.2000	0.2000	4,278
October 23, 2024	January 30, 2025	0.1330	—	0.1330	3,156
November 27, 2024	January 28, 2025	0.1330	—	0.1330	3,287
November 27, 2024	January 30, 2025	—	0.4000	0.4000	9,889
December 23, 2024	January 28, 2025	0.1340	—	0.1340	3,483
December 23, 2024	January 30, 2025	—	0.3500	0.3500	9,096
Total		$1.1610	$0.9500	$2.1110	$45,718

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

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that we declared on our Common Shares during the year ended December 31, 2025:

	Class I		Class D		Class S
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.0300	$9,951	$2.0460	$67,273	$0.9155	$0
Net realized gains	—	—	—	—	—	—
Total	$1.0300	$9,951	$2.0460	$67,273	$0.9155	$0

The following table reflects the sources of cash distributions on a U.S. GAAP basis that we declared on our Common Shares during the year ended December 31, 2024:

	Class D
Source of Distribution	Per Share	Amount
Net investment income	$2.1110	$45,718
Net realized gains	—	—
Total	$2.1110	$45,718

For additional information on our distributions and dividend reinvestment plan, see “Note 9. Net Assets” to the consolidated financial statements.

Share Repurchase Program

We have commenced a share repurchase program in which we intend to repurchase, in each quarter, up to 5% of our Common Shares outstanding (by number of shares) as of the close of the previous calendar quarter. Our Board may amend, suspend or terminate the share repurchase program at any time in its discretion. As a result, share repurchases may not be available each quarter. Upon a suspension of our share repurchase program, our Board will consider at least quarterly whether the continued suspension of our share repurchase program remains in our best interest and the best interest of our shareholders. However, our Board is not required to authorize the recommencement of our share repurchase program within any specified period of time. Our Board may also determine to terminate our share repurchase program if required by applicable law or in connection with a transaction in which our shareholders receive liquidity for their Common Shares, such as a sale or merger of us or listing of our Common Shares on a national securities exchange.

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

The following table summarizes the share repurchases completed during the year ended December 31, 2025:

Repurchase Deadline Request	Percentage of Outstanding Shares We Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)
March 4, 2025	5.00%	March 31, 2025	$—	—	—%
May 30, 2025	5.00%	June 30, 2025	$10,734	405,989	1.31%
August 29, 2025	5.00%	September 30, 2025	$2,817	105,214	0.29%
December 2, 2025	5.00%	December 31, 2025	$10,731	396,405	0.97%

The following table summarizes the share repurchase completed during the year ended December 31, 2024:

Repurchase Deadline Request	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased(2)	Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased(1)
August 29, 2024	5.00%	September 30, 2024	$—	—	—%
December 2, 2024	5.00%	December 31, 2024	$23,516	904,819	4.23%

(1)Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.
(2)Amounts not inclusive of Early Repurchase Deduction, if applicable.

For additional information on our share repurchases see “Note 9. Net Assets” to the consolidated financial statements.

Borrowings
As of December 31, 2025 and December 31, 2024, we had an aggregate principal amount of $928.7 million and $289.8 million, respectively, of debt outstanding. Additionally, as of December 31, 2025 and December 31, 2024, the unused portion of the Revolving Credit Facility was $546.3 million and $360.2 million, respectively.

    A summary of our contractual payment obligations under our Revolving Credit Facility and unsecured notes as of December 31, 2025, is as follows:

	December 31, 2025
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$578,709	$—	$—	$578,709	$—
August 2028 Notes	150,000	—	150,000	—	—
August 2030 Notes	200,000	—	—	200,000	—
Total	$928,709	$—	$150,000	$778,709	$—

For additional information on our debt obligations see “Note 7. Borrowings” to the consolidated financial statements.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of December 31, 2025 and 2024, we had unfunded delayed draw term loans, revolvers, and structured finance obligations with an aggregate principal amount of $247.4 million and $85.4 million, respectively.

Warehousing Transactions

We entered into warehouse transactions whereby we agreed, subject to certain conditions, to purchase certain assets from parties unaffiliated with HPS (the “Warehousing Transactions”). Such warehousing transactions were designed to assist us in deploying capital upon receipt of subscriptions. The portfolio investments primarily consisted of newly originated, privately negotiated senior secured term loans and junior capital commitments to middle market companies consistent with our investment strategy. For additional information, see “Note 8. Commitment and Contingencies” to the consolidated financial statements.

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. At December 31, 2025, management is not aware of any material pending or threatened litigation.

Related-Party Transactions

We entered into a number of business relationships with affiliated or related parties, including the following:

•the Investment Advisory Agreement;
•the Administration Agreement;
•the Expense Support Agreement; and
•the Managing Dealer Agreement

In addition to the aforementioned agreements, we and affiliates of the Adviser have received an exemptive order from the SEC that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds and accounts managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions and in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. For additional information, see “Note 3. Fees, Expenses, Agreements and Related Party Transactions” to the consolidated financial statements.

Recent Developments
See “Item 8. Consolidated Financial Statements – Notes to Consolidated Financial Statements – Note 12. Subsequent Events” for a summary of recent developments.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ materially.

For a description of our critical accounting policies, see “Note 2. Significant Accounting Policies in our consolidated financial statements included in this report. We consider the most significant accounting policies to be those related to our Investments, Revenue Recognition, Distributions, and Income Taxes. We consider the most significant critical estimate to be the fair value measurement of investments. The critical accounting policies and estimates should be read in connection with our risk factors listed under “Risk Factors” in Part I, Item 1A of this annual report on Form 10-K.

Investments and Fair Value Measurements

Consistent with U.S. GAAP and the 1940 Act, we conduct a valuation of our investments, pursuant to which our NAV is determined. Our investments are valued on a quarterly basis, or more frequently if required under the 1940 Act. The determination of fair value involves subjective judgments and estimates. The majority of investments are not quoted or traded in an active market, and as such, their fair values are determined using valuation techniques, primarily discounted cash flows, and to a lesser extent, market multiples and recent comparable transactions. The most significant inputs in applying the discounted cash flow approach and the market multiples approach are the selected discount rates and multiples, respectively. The selection of these inputs is based on a combination of factors that are specific to the underlying portfolio companies such as financial performance and certain factors that are observable in the market, such as current interest rates. Accordingly, the notes to our consolidated financial statements express the uncertainty with respect to the possible effect of these valuations, and any change in these valuations on the consolidated financial statements. For further details of our investments and fair value measurement accounting policy, see “Note 2. Significant Accounting Policies—Investments” and “Note 5. Fair Value Measurements”.

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

As of December 31, 2025, 94.3% of our performing debt investments at fair value were at floating rates. Additionally, we entered into interest rate swaps with our Unsecured Notes in order to align the interest rates of our liabilities with our investment portfolio. Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2025, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments) and assuming no changes in our investment and borrowing structure:

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$55,184	$(27,861)	$27,323
Up 200 basis points	$36,790	$(18,574)	$18,216
Up 100 basis points	$18,395	$(9,287)	$9,108
Down 100 basis points	$(18,160)	$9,287	$(8,873)
Down 200 basis points	$(34,384)	$18,574	$(15,810)
Down 300 basis points	$(46,158)	$27,861	$(18,297)

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

Item 8. Consolidated Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of HPS Corporate Capital Solutions Fund

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of HPS Corporate Capital Solutions Fund and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of changes in net assets and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2025 and 2024 by correspondence with the custodian. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP
New York, New York
March 24, 2026

We have served as the Company’s auditor since 2023.

HPS Corporate Capital Solutions Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $2,128,768 and $982,565 at December 31, 2025 and 2024, respectively)	$2,169,305	$984,954
Non-controlled/affiliated investments (amortized cost of $9,436 and $0 at December 31, 2025 and 2024, respectively)	8,516	—
Total investments at fair value (amortized cost of $2,138,204 and $982,565 at December 31, 2025 and 2024, respectively)	2,177,821	984,954
Cash	14,402	514
Cash equivalents	9,700	9,782
Interest receivable from non-controlled/non-affiliated investments	19,386	8,172
Interest receivable from non-controlled/affiliated investments	46	—
Deferred financing costs	5,865	3,698
Deferred offering costs	196	516
Derivative assets, at fair value (Note 6)	733	2,579
Receivable for investments	13,310	140
Other assets	263	203
Total assets	$2,241,722	$1,010,558
LIABILITIES
Debt (net of unamortized debt issuance costs of $1,778 and $0 at December 31, 2025 and 2024, respectively)	$927,664	$289,761
Payable for investments purchased	154	14,087
Interest payable	10,194	1,155
Due to affiliates	5,593	818
Distribution payable (Note 9)	22,664	28,907
Derivative liabilities, at fair value (Note 6)	3,094	—
Payable for share repurchases (Note 9)	10,725	23,060
Management fees payable (Note 3)	3,772	—
Income based incentive fees payable (Note 3)	4,683	—
Capital gains incentive fees payable (Note 3)	3,685	896
Shareholder servicing and/or distribution fees payable	580	—
Accrued expenses and other liabilities	900	—
Total liabilities	993,708	358,684
Commitments and contingencies (Note 8)
NET ASSETS
Common Shares, $0.01 par value (46,096,135 and 25,084,285 shares issued and outstanding at December 31, 2025 and 2024, respectively)	461	251
Additional paid in capital	1,194,869	641,972
Distributable earnings (loss)	52,684	9,651
Total net assets	1,248,014	651,874
Total liabilities and net assets	$2,241,722	$1,010,558

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Capital Solutions Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024
NET ASSET VALUE PER SHARE
Class I Shares:
Net assets	$308,404	$—
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	11,391,034	—
Net asset value per share	$27.07	$—
Class D Shares (Note 1):
Net assets	$939,596	$651,874
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	34,704,586	25,084,285
Net asset value per share	$27.07	$25.99
Class S Shares:
Net assets	$14	$—
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	515	—
Net asset value per share	$27.07	$—

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Capital Solutions Fund
Consolidated Statements of Operations
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$143,791	$52,421	$—
Payment-in-kind interest income	21,565	9,014	—
Dividend income	1,196	—	—
Other income	746	40	—
From non-controlled/affiliated investments:
Interest income	46	—	—
Payment-in-kind interest income	117	—	—
Total investment income	167,461	61,475	—
Expenses:
Interest expense	42,230	12,557	—
Management fees	12,325	4,585	—
Income based incentive fee	15,488	5,737	—
Capital gains incentive fee	2,789	896	—
Shareholder servicing and/or distribution fees
Class D	2,106	922	—
Class S	0	—	—
Professional fees	2,679	1,184	81
Board of Trustees’ fees	353	289	34
Administrative service expenses (Note 3)	2,197	1,238	—
Other general & administrative	2,451	1,177	20
Organization expenses (Note 2)	—	150	544
Amortization of continuous offering costs	703	1,288	—
Total expenses	83,321	30,023	679
Expense Support (Note 3)	(4,421)	(5,409)	(679)
Shareholder servicing and/or distribution fees waived (Note 3)	(462)	(922)	—
Management fees waived (Note 3)	(5,243)	(4,585)	—
Income based incentive fees waived (Note 3)	(6,694)	(5,737)	—
Net expenses	66,501	13,370	—
Net investment income before excise tax	100,960	48,105	—
Excise tax expense	1,273	83	—
Net investment income after excise tax	99,687	48,022	—
Net realized and change in unrealized gain (loss):
Realized gain (loss):
Non-controlled/non-affiliated investments	(4,240)	(69)	—
Foreign currency forward contracts	(6,085)	197	—
Foreign currency transactions	(154)	244	—
Net realized gain (loss)	(10,479)	372	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	38,149	2,389	—
Non-controlled/affiliated investments	(921)	—	—
Foreign currency forward contracts	(5,673)	2,579	—
Translation of assets and liabilities in foreign currencies	(2,482)	637	—
Net change in unrealized appreciation (depreciation)	29,073	5,605	—
Net realized and change in unrealized gain (loss)	18,594	5,977	—
Net increase (decrease) in net assets resulting from operations	$118,281	$53,999	$—

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Capital Solutions Fund
Consolidated Statements of Changes in Net Assets
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Increase (decrease) in net assets from operations:
Net investment income after excise tax	$99,687	$48,022	$—
Net realized gain (loss)	(10,479)	372	—
Net change in unrealized appreciation (depreciation)	29,073	5,605	—
Net increase (decrease) in net assets resulting from operations	118,281	53,999	—
Distributions to common shareholders:
Class I	(9,951)	—	—
Class D	(67,273)	(45,718)	—
Class S	0	—	—
Net decrease in net assets resulting from distributions	(77,224)	(45,718)	—
Share transactions:
Class I:
Proceeds from shares sold	67,044	—	—
Share transfers between classes	233,869	—	—
Distributions reinvested	1,616	—	—
Repurchased shares, net of early repurchase deduction	(114)	—	—
Net increase (decrease) from share transactions	302,415	—	—
Class D:
Proceeds from shares sold	460,484	656,237	3
Share transfers between classes	(233,883)	—	—
Distributions reinvested	50,216	10,413	—
Repurchased shares, net of early repurchase deduction	(24,163)	(23,060)	—
Net increase (decrease) from share transactions	252,654	643,590	3
Class S:
Proceeds from shares sold	—	—	—
Share transfers between classes	14	—	—
Distributions reinvested	—	—	—
Repurchased shares, net of early repurchase deduction	0	—	—
Net increase (decrease) from share transactions	14	—	—
Total increase (decrease) in net assets	596,140	651,871	3
Net assets, beginning of period	651,874	3	—
Net assets, end of period	$1,248,014	$651,874	$3

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Capital Solutions Fund
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$118,281	$53,999	$—
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	(37,228)	(2,389)	—
Net realized (gain) loss on investments	4,240	69	—
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	5,673	(2,579)	—
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	2,508	(645)	—
Net accretion of discount and amortization of premium	(7,432)	(3,429)	—
Amortization of deferred financing costs	1,150	585	—
Amortization of debt issuance costs	196	—	—
Amortization of offering costs	703	1,288	—
Payment-in-kind interest capitalized	(19,773)	(8,223)	—
Purchases of investments	(1,360,331)	(1,039,618)	—
Proceeds from sale of investments and principal repayments	227,657	68,636	—
Changes in operating assets and liabilities:
Interest receivable from non-controlled/non-affiliated investments	(11,214)	(8,172)	—
Interest receivable from non-controlled/affiliated investments	(46)	—	—
Receivable for investments	(13,170)	(140)	—
Other assets	(60)	(203)	—
Payable for investments purchased	(13,933)	14,087	—
Interest payable	9,039	1,155	—
Due to affiliates	4,775	818	—
Management fees payable	3,772	—	—
Income based incentive fees payable	4,683	—	—
Capital gains incentive fees payable	2,789	896	—
Shareholder servicing and/or distribution fees payable	580	—	—
Accrued expenses and other liabilities	900	—	—
Net cash provided by (used in) operating activities	(1,076,241)	(923,865)	—
Cash flows from financing activities:
Borrowings on debt	1,673,605	719,999	—
Repayments of debt	(1,037,165)	(429,593)	—
Deferred financing costs paid	(3,317)	(4,283)	—
Debt issuance costs paid	(1,974)	—	—
Deferred offering costs paid	(383)	(1,804)	—
Proceeds from issuance of Common Shares	527,528	656,237	3
Common Shares repurchased, net of early repurchase deduction	(36,612)	—	—
Distributions paid in cash	(31,635)	(6,398)	—
Net cash provided by (used in) financing activities	1,090,047	934,158	3
Net increase (decrease) in cash and cash equivalents	13,806	10,293	3
Cash and cash equivalents, beginning of period	10,296	3	—
Cash and cash equivalents, end of period	$24,102	$10,296	$3

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Capital Solutions Fund
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Supplemental information and non-cash activities:
Interest paid during the period	$31,846	$11,402	$—
Distribution payable	$22,664	$28,907	$—
Reinvestment of distributions during the period	$51,832	$10,413	$—
Share repurchases accrued but not paid	$10,725	$23,060	$—
Non-cash purchases of investments	$9,400	$—	$—
Non-cash sales of investments	$(9,400)	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Non-Controlled/Non-Affiliated Investments
First Lien Debt
Aerospace & Defense
Carbon Topco, Inc. (4)(6)(9)				5/1/2030		$1,332	$(21)	$—
Carbon Topco, Inc. (4)(9)(24)	SF +	5.75%	9.59%	11/1/2030		7,952	7,824	7,952
Goat Holdco LLC (7)(23)	SF +	2.75%	6.47%	1/27/2032		2,060	2,034	2,068
RH Buyer Inc (4)(10)(24)	SF +	6.50%	10.48%	1/17/2031		32,504	31,957	31,646
RH Buyer Inc (4)(6)(10)(24)	SF +	6.50%	10.42%	1/17/2031		3,831	2,541	2,504
Tex-Tech Industries, Inc. (4)(9)(23)	SF +	4.75%	8.48%	1/13/2031		8,979	8,904	9,069
Tex-Tech Industries, Inc. (4)(6)(9)(23)	SF +	4.75%	8.48%	1/13/2031		2,010	1,188	1,226
Tex-Tech Industries, Inc. (4)(6)(9)(23)	SF +	4.75%	8.48%	1/13/2031		1,910	533	549
Valence Surface Technologies LLC (4)(10)(24)	SF +	8.25% (incl 6.50% PIK)	12.15%	6/13/2031		37,021	36,281	37,097
Valence Surface Technologies LLC (4)(10)(24)	SF +	7.00%	10.74%	6/13/2031		4,310	4,221	4,319
Valence Surface Technologies LLC (4)(6)(10)(24)	SF +	8.25% (incl 6.50% PIK)	11.92%	6/13/2031		6,466	6,191	6,341
Valence Surface Technologies LLC (4)(6)(10)				6/13/2031		3,280	(67)	—
WP CPP Holdings, LLC (4)(10)(24)	SF +	7.00% (incl 3.88% PIK)	10.77%	11/30/2029		41,259	40,638	42,194
							142,224	144,965	11.62%
Asset Based Lending and Fund Finance
Montagu Lux Finco Sarl (4)(5)(6)(10)(27)	E +	5.50%	7.53%	2/13/2032	EUR	12,327	6,320	7,085
							6,320	7,085	0.57%
Automobile Components
ABC Group Holdings Inc (4)(5)(9)(26)	E +	5.88%	7.78%	8/22/2031	EUR	8,594	9,719	9,756
ABC Group Holdings Inc (4)(5)(9)(22)(26)	E +	6.88%	8.78%	8/22/2031	EUR	542	607	615
ABC Technologies Inc (4)(5)(9)(23)	SF +	5.75%	9.42%	8/22/2031		13,613	13,133	13,136
ABC Technologies Inc (4)(5)(9)(22)(23)	SF +	6.71%	10.38%	8/22/2031		868	837	838
Belron Finance 2019 LLC (8)(24)	SF +	2.25%	6.12%	10/16/2031		150	148	151
Clarios Global LP (7)(23)	SF +	2.75%	6.47%	1/28/2032		1,061	1,060	1,068
Tenneco Inc (8)(24)	SF +	4.75%	8.74%	11/17/2028		5,263	5,199	5,171
							30,703	30,735	2.46%
Beverages
Winebow Holdings, Inc. (4)(10)(23)	SF +	6.25%	10.07%	12/31/2027		34,360	34,081	30,110
							34,081	30,110	2.41%
Capital Markets
DRW Holdings LLC (7)(23)	SF +	3.50%	7.22%	6/26/2031		2,430	2,426	2,402
Jump Financial LLC (7)(24)	SF +	3.50%	7.17%	2/26/2032		900	898	891
							3,324	3,293	0.27%
Chemicals
Discovery Purchaser Corp (8)(24)	SF +	3.75%	7.61%	10/4/2029		3,008	2,920	2,897
Formerra LLC (4)(10)(23)	SF +	7.25%	11.22%	11/1/2028		5,753	5,725	5,699
Formerra LLC (4)(10)(23)	SF +	7.25%	11.22%	11/1/2028		231	230	229
Fortis 333 Inc (7)(24)	SF +	3.50%	7.17%	3/27/2032		746	744	742
Kensing LLC (4)(10)(24)	SF +	7.25%	11.24%	5/31/2028		2,768	2,763	2,451
Kensing LLC (4)(10)(24)	SF +	7.25%	11.24%	5/31/2028		683	682	605
Kensing LLC (4)(10)(24)	SF +	7.25%	11.24%	5/31/2028		7,752	7,663	6,865
Lummus Technology Holdings V LLC (7)(23)	SF +	2.50%	6.22%	12/31/2029		7,370	7,411	7,384
							28,138	26,872	2.15%
Commercial Services & Supplies
Allied Universal Holdco LLC (7)(23)	SF +	3.25%	6.97%	8/20/2032		6,540	6,532	6,581
Apex Group Treasury LLC (5)(7)(24)	SF +	3.50%	7.39%	2/27/2032		2,251	2,239	2,127
AVSC Holding Corp. (4)(9)(23)	SF +	5.00%	8.72%	12/5/2031		8,181	8,043	8,263

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
AVSC Holding Corp. (4)(6)(9)				12/5/2029	962		(15)	—
Axiom Buyer, LLC (4)(10)(23)	SF +	6.50%	10.22%	1/14/2030	17,465		17,145	17,260
Axiom Buyer, LLC (4)(6)(10)				1/14/2030	1,905		(41)	(22)
Axiom Buyer, LLC (4)(6)(10)(23)	SF +	6.50%	10.22%	1/14/2030	2,140		1,275	1,289
Certania Beteiligungen GmbH (4)(5)(6)(7)				5/23/2029	EUR	4,565	(119)	(117)
Guardian US Holdco LLC (8)(24)	SF +	3.50%	7.17%	1/31/2030	1,970		1,964	1,976
ImageFIRST Holdings, LLC (7)(24)	SF +	3.00%	6.73%	3/12/2032	1,548		1,544	1,552
NTH Degree Purchaser Inc (4)(10)(24)	SF +	5.25%	8.99%	9/10/2030	11,178		11,003	11,120
NTH Degree Purchaser Inc (4)(6)(10)				9/10/2030	3,422		(61)	(18)
NTH Degree Purchaser Inc (4)(6)(10)				9/10/2030	1,792		(28)	(9)
Retail Services WIS Corporation (4)(10)(24)	SF +	7.00%	10.82%	8/29/2030	21,885		21,478	21,512
Retail Services WIS Corporation (4)(6)(10)				8/29/2030	5,186		(100)	(89)
Team, Inc. (4)(10)(23)	SF +	6.25%	10.00%	3/12/2030	12,992		12,747	12,836
Team, Inc. (4)(6)(10)				3/12/2030	3,740		(77)	(45)
Wasserman Media Group, LLC (7)(23)	SF +	3.00%	6.72%	6/23/2032	2,078		2,068	2,086
							85,597	86,302	6.92%
Communications Equipment
IPC Corp. (4)(10)(22)(24)	SF +	6.76% (incl 1.04% PIK)	10.69%	10/1/2027	6,736		6,606	6,324
Ribbon Communications Operating Company, Inc (4)(5)(10)(23)	SF +	6.25%	9.97%	6/21/2029	7,333		7,231	7,407
Ribbon Communications Operating Company, Inc (4)(5)(6)(10)				6/21/2029	849		(12)	—
							13,825	13,731	1.10%
Construction & Engineering
Powerhouse Intermediate, LLC (4)(10)(24)	SF +	6.25%	10.18%	1/12/2027	1,763		1,759	1,745
Powerhouse Intermediate, LLC (4)(10)(24)	SF +	6.25%	10.18%	1/12/2027	819		817	811
							2,576	2,556	0.20%
Consumer Staples Distribution & Retail
SW Ingredients Holdings, LLC (4)(6)(9)(23)	SF +	5.00%	8.72%	5/2/2030	3,350		870	895
SW Ingredients Holdings, LLC (4)(9)(23)	SF +	5.00%	8.72%	5/2/2030	19,614		19,359	19,505
SW Ingredients Holdings, LLC (4)(6)(9)				5/2/2030	2,434		(34)	(13)
							20,195	20,387	1.64%
Containers & Packaging
Capripack Debtco PLC (4)(5)(10)(27)	E +	5.75% (incl 2.50% PIK)	7.75%	1/3/2030	EUR	5,345	5,710	6,300
Capripack Debtco PLC (4)(5)(10)(27)	E +	5.75% (incl 2.50% PIK)	7.75%	1/3/2030	EUR	28,769	30,739	33,912
Clydesdale Acquisition Holdings Inc (8)(23)	SF +	3.18%	6.89%	4/13/2029	2,424		2,419	2,429
							38,868	42,641	3.42%
Distributors
Johnstone Supply LLC (7)(23)	SF +	2.50%	6.23%	6/9/2031	13,466		13,459	13,558
							13,459	13,558	1.09%
Diversified Consumer Services
American Academy Holdings, LLC (4)(6)(17)				6/30/2027	160		—	(1)
American Academy Holdings, LLC (4)(17)(23)	SF +	9.75% (incl 5.25% PIK)	13.58%	6/30/2027	6,839		6,839	6,790
Edmentum Ultimate Holdings LLC (4)(10)(22)(24)	SF +	7.29%	11.13%	7/26/2027	5,338		5,259	5,062
Xponential Fitness LLC (4)(5)(6)(10)				12/6/2030	658		(10)	(10)
Xponential Fitness LLC (4)(5)(10)(24)	SF +	6.75%	10.49%	12/6/2030	11,932		11,755	11,755
							23,843	23,596	1.89%
Diversified Telecommunication Services
Grain Connect Limited (4)(5)(16)(29)	SN +	8.50% (incl 6.00% PIK)	12.23%	8/8/2030	GBP	2,212	2,882	2,902

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Grain Connect Limited (4)(5)(6)(16)(29)	SN +	8.50% (incl 6.00% PIK)	12.22%	8/8/2030	GBP	5,603	28	68
Grain Connect Limited (4)(5)(6)(16)(29)	SN +	8.50% (incl 6.00% PIK)	12.23%	8/3/2030	GBP	570	76	56
Grain Connect Limited (4)(5)(6)(16)(29)	SN +	8.50% (incl 6.00% PIK)	12.23%	8/3/2030	GBP	1,074	1	(37)
							2,987	2,989	0.24%
Electric Utilities
IDF 8 Borrower, LLC (4)(16)(20)(22)(24)	SF +	8.50%	12.17%	12/31/2028	2,761		2,613	2,634
IDF 8 Borrower, LLC (4)(16)(24)	SF +	6.00%	9.67%	12/31/2028	4,141		3,918	3,952
							6,531	6,586	0.53%
Electrical Equipment
Arcline FM Holdings LLC (9)(24)	SF +	2.75%	6.42%	6/23/2030	8,360		8,360	8,405
							8,360	8,405	0.67%
Electronic Equipment, Instruments & Components
CC WDW Borrower, Inc. (4)(10)(24)	SF +	6.75%	10.74%	1/27/2028	3,156		2,982	3,156
Hobbs & Associates LLC (7)(23)	SF +	2.75%	6.47%	7/23/2031	2,479		2,470	2,482
							5,452	5,638	0.45%
Entertainment
AMR GP Ltd (4)(5)(7)		10.50% (incl 5.25% PIK)	10.50%	7/10/2034	10,882		10,622	10,883
Endeavor Operating Co LLC (5)(7)(23)	SF +	3.00%	6.72%	3/24/2032	909		905	914
MBS Services Holdings, LLC (4)(10)(18)(24)	SF +	9.50% PIK		1/30/2026	115		111	93
MBS Services Holdings, LLC (4)(10)(18)(23)	SF +	9.50% PIK		1/30/2026	3,958		3,951	3,226
MBS Services Holdings, LLC (4)(10)(18)(23)	SF +	9.50% PIK		1/30/2026	1,037		1,036	845
MBS Services Holdings, LLC (4)(10)(18)(24)	SF +	9.50% PIK		1/30/2026	1,586		1,533	1,292
MBS Services Holdings, LLC (4)(6)(13)(18)(35)	P +	10.00%		1/30/2026	164		144	114
							18,302	17,367	1.39%
Financial Services
Ascensus Holdings, Inc. (8)(23)	SF +	3.00%	6.72%	11/24/2032	433		432	433
Eisner Advisory Group LLC (8)(23)	SF +	4.00%	7.72%	2/28/2031	1,755		1,742	1,769
Focus Financial Partners, LLC (7)(23)	SF +	2.50%	6.22%	9/15/2031	3,512		3,488	3,522
Madonna Bidco Ltd (4)(5)(7)(29)	SN +	5.25%	8.98%	10/25/2031	GBP	5,681	7,242	7,735
Madonna Bidco Ltd (4)(5)(6)(7)(29)	SN +	5.25%	8.98%	10/25/2031	GBP	1,159	50	95
Neon Maple US Debt Mergersub Inc (5)(7)(23)	SF +	2.50%	6.22%	11/17/2031	3,970		3,962	3,980
Orthrus Ltd (4)(5)(7)(29)	SN +	6.25% (incl 2.75% PIK)	9.99%	12/5/2031	GBP	3,920	4,933	5,244
Orthrus Ltd (4)(5)(7)(27)	E +	6.25% (incl 2.75% PIK)	8.28%	12/5/2031	EUR	3,502	3,661	4,085
Orthrus Ltd (4)(5)(10)(24)	SF +	6.25% (incl 2.75% PIK)	10.01%	12/5/2031	9,252		9,118	9,183
Orthrus Ltd (4)(5)(6)(7)				12/5/2031	GBP	794	(16)	(8)
Orthrus Ltd (4)(5)(10)(24)	SF +	6.25% (incl 2.75% PIK)	10.15%	12/5/2031	1,336		1,316	1,326
Osaic Holdings Inc (7)(24)	SF +	3.00%	6.60%	7/30/2032	5,053		5,041	5,080
PF Finco PTY LTD (4)(5)(10)(32)	B +	6.75%	10.57%	5/30/2030	AUD	10,463	6,610	6,899
PF Finco PTY LTD (4)(5)(6)(10)				5/30/2030	AUD	1,427	(18)	(11)
Priority Holdings, LLC (5)(8)(23)	SF +	3.75%	7.47%	7/30/2032	2,029		2,024	1,999
Travelex Issuerco 2 PLC (4)(5)(13)(29)	SN +	8.00%	11.72%	9/22/2028	GBP	1,688	2,022	2,315
							51,607	53,646	4.30%
Food Products
Aspire Bakeries Holdings LLC (7)(23)	SF +	3.50%	7.22%	12/23/2030	618		618	622
							618	622	0.05%
Health Care Equipment & Supplies
Agiliti Health, Inc. (7)(24)	SF +	3.00%	6.86%	5/1/2030	1,400		1,333	1,375

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Bausch + Lomb Corporation (5)(7)(23)	SF +	4.00%	7.72%	1/15/2031	4,981		4,981	4,994
Bausch + Lomb Corporation (5)(7)(23)	SF +	4.25%	7.97%	1/15/2031	19,880		19,790	20,114
Ensemble RCM LLC (7)(24)	SF +	3.00%	6.84%	8/1/2029	3,705		3,689	3,728
Femur Buyer Inc (4)(10)(24)	SF +	7.50% PIK	11.36%	10/23/2030	15,317		15,039	14,754
Femur Buyer Inc (4)(6)(10)				10/23/2030	340		—	(12)
Patriot Acquisition Topco Sarl (4)(5)(10)(24)	SF +	4.75%	8.59%	1/28/2028	61		60	61
Patriot Acquisition Topco Sarl (4)(5)(10)(24)	SF +	4.75%	8.59%	1/28/2028	331		331	331
Patriot Acquisition Topco Sarl (4)(5)(6)(10)(24)	SF +	4.75%	8.59%	1/28/2028	78		5	6
Patriot Acquisition Topco Sarl (4)(5)(10)(24)	SF +	4.75%	8.59%	1/28/2028	514		514	514
Spruce Bidco II Inc (4)(6)(12)				1/31/2032	4,493		(59)	(17)
Spruce Bidco II Inc (4)(9)(24)	SF +	4.75%	8.45%	1/31/2032	15,511		15,309	15,452
Spruce Bidco II Inc (4)(9)(33)	C +	4.75%	7.00%	1/31/2032	CAD	3,517	2,397	2,554
Spruce Bidco II Inc (4)(9)(34)	TN +	5.00%	5.75%	1/31/2032	JPY	377,876	2,408	2,404
Spruce Bidco II Inc (4)(9)(22)(24)	SF +	6.24%	9.93%	1/31/2032	948		936	945
							66,733	67,203	5.38%
Health Care Providers & Services
Blazing Star Shields Direct Parent, LLC (4)(10)(24)	SF +	6.00%	9.82%	8/28/2030	47,946		47,053	47,124
Blazing Star Shields Direct Parent, LLC (4)(6)(10)				8/28/2030	2,131		(40)	(36)
Connect America.com LLC (4)(15)(22)(24)	SF +	6.29%	9.96%	10/11/2029	34,738		34,334	33,598
Diagnostic Services Holdings, Inc. (4)(10)(23)	SF +	5.50%	9.37%	3/15/2027	13,557		13,503	13,453
Diagnostic Services Holdings, Inc. (4)(10)(23)	SF +	5.50%	9.37%	3/15/2027	1,739		1,732	1,726
Diagnostic Services Holdings, Inc. (4)(6)(10)(23)	SF +	5.50%	9.37%	3/15/2027	333		187	186
FC Compassus LLC (4)(6)(7)				11/26/2030	2,716		(33)	—
FC Compassus LLC (4)(9)(23)	SF +	5.75% (incl 1.50% PIK)	9.47%	11/26/2030	1,656		1,636	1,672
FC Compassus LLC (4)(6)(9)(23)	SF +	5.75% (incl 1.50% PIK)	9.47%	11/26/2030	179		18	22
FC Compassus LLC (4)(9)(22)(23)	SF +	7.02% (incl 2.09% PIK)	10.74%	11/26/2030	13,809		13,644	13,947
FC Compassus LLC (4)(6)(9)(22)(23)	SF +	6.99% (incl 2.07% PIK)	10.70%	11/26/2030	1,501		149	184
Global Medical Response Inc (7)(24)	SF +	3.50%	7.38%	10/1/2032	7,000		6,983	7,052
Indigo Purchaser, Inc. (4)(9)(24)	SF +	5.00%	8.67%	11/21/2031	12,363		12,207	12,487
Indigo Purchaser, Inc. (4)(6)(9)(24)	SF +	5.00%	8.87%	11/21/2031	2,845		182	250
Indigo Purchaser, Inc. (4)(6)(9)				11/21/2031	1,942		(24)	—
Kabafusion Parent LLC (4)(9)(24)	SF +	4.75%	8.42%	11/24/2031	9,925		9,841	9,925
Kabafusion Parent LLC (4)(6)(9)				11/24/2031	1,300		(11)	—
Precision Medicine Group, LLC (7)(24)	SF +	3.50%	7.17%	8/20/2032	998		993	1,004
Raven Acquisition Holdings LLC (7)(23)	SF +	3.00%	6.72%	11/19/2031	3,090		3,069	3,103
Raven Acquisition Holdings LLC (6)(7)				11/19/2031	222		(2)	1
Solis Mammography Buyer, Inc. (4)(9)(24)	SF +	5.00%	8.67%	5/29/2032	19,901		19,628	19,686
Solis Mammography Buyer, Inc. (4)(6)(9)				5/29/2032	2,201		(32)	(24)
Solis Mammography Buyer, Inc. (4)(6)(9)				5/29/2030	3,387		(45)	(33)
Southern Veterinary Partners LLC (7)(24)	SF +	2.50%	6.37%	12/4/2031	1,895		1,885	1,894
Syneos Health Inc (7)(24)	SF +	4.00%	7.67%	9/27/2030	4,913		4,920	4,924
TTF Lower Intermediate LLC (7)(25)	SF +	3.75%	7.79%	7/18/2031	3,599		3,553	2,932
WCAS XIII Primary Care Investors, L.P. (4)(10)(24)	SF +	6.25%	9.92%	12/31/2029	16,090		15,788	15,825
WCAS XIII Primary Care Investors, L.P. (4)(10)(24)	SF +	6.25%	9.94%	12/31/2029	9,562		9,372	9,404
WCAS XIV Primary Care Investors, L.P. (4)(10)(24)	SF +	6.25%	9.92%	12/31/2032	19,580		19,203	19,241
WCAS XIV Primary Care Investors, L.P. (4)(10)(24)	SF +	6.25%	9.94%	12/31/2032	1,690		1,656	1,661
							221,349	221,208	17.72%
Health Care Technology
AthenaHealth Group Inc. (8)(23)	SF +	2.75%	6.47%	2/15/2029	9,849		9,868	9,881

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Azalea Topco, Inc. (7)(23)	SF +	3.00%	6.72%	4/30/2031	2,324		2,309	2,331
Project Ruby Ultimate Parent Corp (7)(23)	SF +	2.75%	6.58%	3/10/2028	6,238		6,231	6,261
							18,408	18,473	1.48%
Hotels, Restaurants & Leisure
Azzurri Bidco Ltd (4)(5)(13)(29)	SN +	7.75%	11.47%	3/30/2030	GBP	32,703	41,682	41,831
Azzurri Bidco Ltd (4)(5)(6)(13)(29)	SN +	7.75%	11.48%	3/30/2030	GBP	3,270	1,967	1,979
Equinox Holdings, Inc. (4)(10)(24)	SF +	8.25% (incl 4.13% PIK)	11.92%	3/8/2029	10,473		10,318	10,525
Fertitta Entertainment LLC (8)(23)	SF +	3.25%	6.97%	1/27/2029	4,923		4,941	4,927
Flynn Restaurant Group LP (7)(23)	SF +	3.75%	7.47%	1/28/2032	3,870		3,852	3,890
HB AcquisitionCo Pty Ltd (4)(5)(8)(31)	B +	6.50%	10.19%	8/7/2029	AUD	3,789	2,510	2,493
HB AcquisitionCo Pty Ltd (4)(5)(8)(31)	B +	6.50%	10.18%	8/7/2029	AUD	421	272	277
Lakeland Tours LLC (4)(9)(24)	SF +	7.75%	11.84%	3/31/2028	2,803		2,732	2,693
Lakeland Tours LLC (4)(9)(24)	SF +	7.75%	11.57%	4/1/2027	1,126		1,109	1,095
Lakeland Tours LLC (4)(9)(24)	SF +	7.75%	11.84%	3/31/2028	3,600		3,509	3,458
LC Ahab US Bidco LLC (7)(23)	SF +	3.00%	6.72%	5/1/2031	2,802		2,746	2,814
ONE Group, LLC (4)(10)(24)	SF +	6.50%	10.34%	5/1/2029	6,637		6,504	6,474
ONE Group, LLC (4)(6)(7)(24)	SF +	6.00%	9.84%	10/31/2028	887		138	126
Saga Mid Co Limited (4)(5)(10)(29)	SN +	6.75%	10.49%	2/27/2031	GBP	28,019	34,552	38,644
Saga Mid Co Limited (4)(5)(6)(10)				2/27/2031	GBP	8,364	(245)	262
Saga Mid Co Limited (4)(5)(6)(10)				2/27/2031	GBP	1,388	(39)	43
Travel Leaders Group, LLC (4)(13)(23)	SF +	7.50% (incl 3.50% PIK)	11.32%	3/27/2028	3,748		3,787	3,715
Voyager Parent LLC (7)(23)	SF +	4.75%	8.42%	7/1/2032	3,942		3,832	3,950
							124,167	129,196	10.35%
Independent Power and Renewable Electricity Producers
Distributed Solar Development LLC (4)(13)(24)	SF +	8.50% PIK	12.44%	9/19/2028	10,063		9,882	9,887
Hamilton Projects Acquiror LLC (7)(23)	SF +	2.50%	6.22%	5/30/2031	9,215		9,197	9,294
Lackawanna Energy Center LLC (7)(24)	SF +	3.00%	6.78%	8/5/2032	2,089		2,084	2,107
Matrix Renewables USA LLC (4)(5)(11)(27)	E +	7.50% PIK	9.51%	9/30/2030	EUR	10,647	12,113	12,269
NG Energy Fund 1 LLC (4)(11)(24)	SF +	7.50%	11.19%	3/22/2028	7,060		6,919	7,025
NRD Construction, LLC (4)(14)(24)	SF +	6.25%	9.92%	11/6/2029	35,934		35,261	35,447
Palmetto Solar, LLC (4)(13)(24)	SF +	6.25%	9.92%	9/13/2027	6,020		5,978	5,984
Palmetto Solar, LLC (4)(13)(24)	SF +	6.25%	9.92%	9/13/2027	5,268		5,231	5,236
Palmetto Solar, LLC (4)(13)(24)	SF +	6.25%	9.92%	9/13/2027	25,808		25,597	25,649
Palmetto Solar, LLC (4)(13)(24)	SF +	6.25%	9.92%	9/13/2027	12,904		12,798	12,825
Sunraycer HPS Borrower LLC (4)(14)(24)	SF +	6.50%	10.17%	10/28/2029	11,781		11,621	11,546
Sunraycer HPS Borrower LLC (4)(14)(24)	SF +	6.50%	10.19%	10/28/2029	23,734		23,386	23,259
Sunraycer HPS Borrower LLC (4)(14)(24)	SF +	6.50%	10.17%	10/28/2029	6,574		6,478	6,442
Sunraycer HPS Borrower LLC (4)(6)(14)				10/28/2029	7,911		(116)	(158)
Westlands Power Company Investor, LLC (4)(6)(13)(24)	SF +	6.00%	9.67%	12/6/2030	50,000		32,139	32,138
							198,568	198,950	15.94%
Insurance
Acrisure LLC (7)(23)	SF +	3.25%	6.97%	6/20/2032	5,970		5,956	5,985
Alera Group Intermediate Holdings, Inc. (8)(23)	SF +	3.25%	6.97%	5/30/2032	3,990		3,972	4,014
Alliant Holdings Intermediate, LLC (7)(23)	SF +	2.50%	6.22%	9/19/2031	372		363	374
Amynta Agency Borrower Inc (7)(23)	SF +	2.75%	6.47%	12/29/2031	374		374	375
Broadstreet Partners Group LLC (7)(23)	SF +	2.75%	6.47%	6/13/2031	641		640	644
CRC Insurance Group LLC (7)(24)	SF +	2.75%	6.42%	5/6/2031	2,802		2,789	2,810
Global Gruppe GmbH (4)(5)(7)(28)	E +	6.75%	8.85%	2/1/2030	EUR	7,753	8,833	8,947
HUB International Ltd (7)(24)	SF +	2.25%	6.12%	6/20/2030	8,022		8,022	8,073
International Construction Products, LLC (4)(5)(7)		15.25% PIK	15.25%	9/5/2034	1,241		1,241	1,241

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Kowalski Trust (4)(5)(7)		16.00% PIK	16.00%	5/31/2034	20,998		20,717	20,531
OneDigital Borrower LLC (8)(23)	SF +	3.00%	6.72%	7/2/2031	4,925		4,925	4,944
Trucordia Insurance Services LLC (7)(23)	SF +	3.25%	6.97%	6/17/2032	3,449		3,441	3,432
							61,273	61,370	4.92%
IT Services
Delta Topco, Inc. (7)(23)	SF +	2.75%	6.58%	11/30/2029	5,191		5,213	5,172
Mediaocean LLC (8)(23)	SF +	3.50%	7.32%	12/15/2028	1,689		1,688	1,668
							6,901	6,840	0.55%
Leisure Products
Beckett Collectibles Holdings, LLC (4)(16)(24)	SF +	8.50%	12.24%	12/13/2029	11,210		10,920	11,736
							10,920	11,736	0.94%
Life Sciences Tools & Services
WCG Intermediate Corp (10)(23)	SF +	3.00%	6.72%	2/25/2032	3,044		3,023	3,054
							3,023	3,054	0.24%
Machinery
Roper Industrial Products Investment Co (8)(24)	SF +	2.75%	6.42%	11/22/2029	2,618		2,606	2,635
Time Manufacturing Holdings LLC (4)(9)(24)	SF +	6.50%	10.49%	12/1/2027	2,611		2,549	2,007
TK Elevator US Newco Inc (5)(8)(25)	SF +	2.75%	6.95%	4/30/2030	4,169		4,156	4,201
							9,311	8,843	0.71%
Media
Mediaworks Holdings Limited (4)(5)(9)(30)	BB +	6.00%	8.54%	10/17/2028	NZD	3,223	1,836	1,841
Shelley Bidco Pty Ltd (4)(5)(6)(9)(32)	B +	6.00%	10.02%	10/17/2028	AUD	1,682	130	132
Shelley Bidco Pty Ltd (4)(5)(9)(32)	B +	6.00%	9.69%	10/17/2028	AUD	14,400	9,293	9,542
							11,259	11,515	0.92%
Metals & Mining
Alchemy US Holdco 1 LLC (4)(10)(24)	SF +	6.50%	10.34%	7/31/2029	13,918		13,479	13,026
Alchemy US Holdco 1 LLC (4)(10)(27)	E +	6.50%	8.57%	7/31/2029	EUR	2,937	3,078	3,218
Alchemy US Holdco 1 LLC (4)(6)(10)(24)	SF +	6.50%	10.34%	7/31/2029	1,203		107	75
Star Holding LLC (7)(23)	SF +	4.50%	8.22%	7/31/2031	707		704	696
							17,368	17,015	1.36%
Multi-Utilities
Forgent Intermediate IV (4)(7)(23)	SF +	3.25%	6.98%	12/20/2032	2,586		2,560	2,573
							2,560	2,573	0.21%
Pharmaceuticals
Alvogen Pharma US, Inc. (4)(16)(24)	SF +	9.50%	13.17%	11/30/2028	19,210		18,810	18,880
Amneal Pharmaceuticals LLC (5)(8)(23)	SF +	3.50%	7.22%	8/1/2032	1,037		1,035	1,048
Azurity Pharmaceuticals Inc (4)(10)(24)	SF +	7.00%	10.71%	3/14/2030	45,496		44,732	43,564
Azurity Pharmaceuticals Inc (4)(6)(10)				3/14/2030	4,037		(68)	(171)
Creek Parent, Inc. (4)(9)(23)	SF +	5.00%	8.73%	12/18/2031	13,360		13,175	13,307
Creek Parent, Inc. (4)(6)(9)				12/18/2031	2,754		(38)	(11)
Creek Parent, Inc. (4)(9)(22)(23)	SF +	5.77%	9.51%	12/18/2031	1,210		1,193	1,205
Endo Finance Holdings Inc (8)(23)	SF +	3.75%	7.47%	4/23/2031	3,950		3,958	3,923
RBP Global Holdings Ltd (4)(5)(9)(24)	SF +	5.25%	9.17%	11/4/2030	16,465		15,967	16,073
RBP Global Holdings Ltd (4)(5)(6)(9)				11/4/2030	3,878		(117)	(92)
							98,647	97,726	7.83%
Professional Services
Citrin Cooperman Advisors LLC (7)(24)	SF +	3.00%	6.67%	4/1/2032	2,940		2,913	2,952
CohnReznick Advisory LLC (7)(24)	SF +	3.50%	7.17%	3/31/2032	305		304	307
CohnReznick Advisory LLC (6)(7)				3/31/2032	49		—	—
Grant Thornton Advisors Holdings LLC (7)(23)	SF +	2.75%	6.47%	6/2/2031	5,555		5,555	5,573
YA Intermediate Holdings II LLC (4)(9)(25)	SF +	5.00%	8.85%	10/1/2031	5,232		5,211	5,258
YA Intermediate Holdings II LLC (4)(6)(9)(24)	SF +	5.00%	8.69%	10/1/2031	2,200		317	343

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
YA Intermediate Holdings II LLC (4)(6)(9)(24)	SF +	5.00%	8.86%	10/1/2031	1,083		275	280
							14,575	14,713	1.18%
Software
Alegeus Technologies Holdings Corp (4)(10)(24)	SF +	6.50%	10.34%	11/5/2029	34,475		33,813	34,580
Boreal Bidco (4)(5)(7)(27)	E +	7.25% (incl 5.75% PIK)	9.27%	3/26/2032	EUR	14,209	15,047	16,434
Calabrio, Inc. (7)(24)	SF +	4.00%	7.84%	11/26/2032	3,640		3,460	3,440
Central Parent LLC (7)(24)	SF +	3.25%	6.92%	7/6/2029	1,604		1,598	1,364
CF Newco Inc (4)(11)(23)	SF +	6.00%	9.66%	12/10/2029	31,525		31,277	31,613
CF Newco Inc (4)(11)(23)	SF +	6.25%	9.99%	12/10/2029	12,000		11,852	12,034
CF Newco Inc (4)(6)(11)(23)	SF +	6.00%	9.74%	12/10/2029	5,500		1,868	1,925
DigiCert Inc (4)(9)(23)	SF +	5.75%	9.47%	7/30/2030	1,995		1,968	1,972
DigiCert Inc (4)(9)(22)(23)	SF +	6.40%	10.12%	7/30/2030	43,570		42,973	43,034
DigiCert Inc (4)(6)(9)				7/30/2030	4,746		(65)	(54)
Einstein Parent Inc (4)(9)(24)	SF +	6.50%	10.36%	1/22/2031	26,128		25,688	25,815
Einstein Parent Inc (4)(6)(9)				1/22/2031	2,707		(46)	(32)
Espresso Bidco Inc. (4)(9)(24)	SF +	5.75% (incl 3.13% PIK)	9.42%	3/25/2032	13,258		13,081	13,140
Espresso Bidco Inc. (4)(6)(9)				3/25/2032	3,583		(51)	(32)
Espresso Bidco Inc. (4)(6)(9)				3/25/2032	1,593		(22)	(14)
Finastra USA, Inc. (10)(24)	SF +	7.25%	10.97%	9/13/2029	4,601		4,544	4,636
ION Platform Finance US Inc (7)(24)	SF +	3.75%	7.42%	10/7/2032	10,000		9,903	9,414
Kaseya Inc (7)(23)	SF +	3.00%	6.72%	3/20/2032	5,747		5,717	5,759
McAfee Corp (8)(23)	SF +	3.00%	6.72%	3/1/2029	510		480	473
Mitchell International Inc (8)(23)	SF +	3.25%	6.97%	6/17/2031	4,938		4,918	4,960
Project Alpha Intermediate Holding, Inc. (8)(24)	SF +	3.25%	6.92%	10/26/2030	6,969		6,904	6,966
Proofpoint, Inc. (8)(24)	SF +	3.00%	6.67%	8/31/2028	2,483		2,465	2,500
Rocket Software Inc (8)(23)	SF +	3.75%	7.47%	11/28/2028	2,017		1,978	2,019
Stack Sports Buyer, LLC (4)(9)(23)	SF +	5.75% (incl 3.13% PIK)	9.47%	3/31/2031	18,465		18,226	18,376
Stack Sports Buyer, LLC (4)(6)(9)				3/31/2031	4,071		(57)	(19)
Stack Sports Buyer, LLC (4)(6)(9)				3/31/2031	2,994		(39)	(14)
Storable Inc (7)(23)	SF +	3.25%	6.97%	4/16/2031	1,867		1,863	1,878
Tango Bidco SAS (4)(5)(6)(7)				10/17/2031	EUR	348	(5)	(9)
Tango Bidco SAS (4)(5)(6)(7)(27)	E +	5.25%	7.28%	10/17/2031	EUR	1,844	1,301	1,449
Tango Bidco SAS (4)(5)(7)(27)	E +	5.25%	7.28%	10/17/2031	EUR	4,646	4,969	5,343
Technology Growth Capital Pty Ltd (4)(5)(10)(24)	SF +	6.50%	10.48%	7/2/2030	3,544		3,471	3,541
Tricentis Operations Holdings Inc (4)(9)(24)	SF +	6.25% (incl 4.88% PIK)	10.09%	2/11/2032	19,447		19,283	19,455
Tricentis Operations Holdings Inc (4)(6)(9)				2/11/2032	3,748		(35)	2
Tricentis Operations Holdings Inc (4)(6)(9)				2/11/2032	2,713		(24)	—
UKG Inc (7)(24)	SF +	2.50%	6.34%	2/10/2031	5,209		5,199	5,220
							273,502	277,168	22.21%
Specialty Retail
Constellation Automotive Limited (4)(5)(7)(28)	E +	6.25%	8.37%	4/3/2031	EUR	4,527	4,927	5,403
Constellation Automotive Limited (4)(5)(7)(29)	SN +	6.25%	10.00%	4/3/2031	GBP	10,951	14,140	14,975
Great Outdoors Group, LLC (9)(23)	SF +	3.25%	6.97%	1/23/2032	2,023		2,014	2,038
Knitwell Borrower LLC (4)(10)(24)	SF +	7.75%	11.72%	7/28/2027	1,880		1,858	1,864
Knitwell Borrower LLC (4)(10)(24)	SF +	7.75%	11.72%	7/28/2027	13,139		12,913	13,024
PetSmart LLC (7)(23)	SF +	4.00%	7.73%	8/18/2032	8,369		8,289	8,345
Staples, Inc. (8)(24)	SF +	5.75%	9.60%	9/4/2029	12,283		11,878	11,696
White Cap Buyer, LLC (7)(23)	SF +	3.25%	6.97%	10/19/2029	2,131		2,122	2,142
							58,141	59,487	4.77%

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Trading Companies & Distributors
Atlas Intermediate III LLC (4)(10)(24)	SF +	7.75%	11.59%	10/31/2029	9,391		9,253	9,107
W3 TopCo LLC (4)(10)(24)	SF +	6.50%	10.36%	3/22/2029	13,478		13,131	12,288
							22,384	21,395	1.71%
Transportation Infrastructure
Tikehau Motion Midco SARL (4)(5)(7)(28)	E +	6.50%	8.59%	8/22/2031	EUR	4,765	5,480	5,534
Tikehau Motion Midco SARL (4)(5)(7)(28)	E +	6.50%	8.59%	8/22/2031	EUR	10,291	11,837	11,954
Tikehau Motion Midco SARL (4)(5)(6)(7)				8/22/2031	EUR	7,635	(174)	(102)
							17,143	17,386	1.39%
Wireless Telecommunication Services
CCI Buyer, Inc. (4)(6)(9)				5/13/2032	144		(1)	—
CCI Buyer, Inc. (4)(9)(24)	SF +	5.00%	8.67%	5/13/2032	1,869		1,852	1,869
							1,851	1,869	0.15%
Total First Lien Debt							$1,775,093	$1,788,804	143.33%

Second Lien Debt
Aerospace & Defense
Albers Aerospace Holdings LLC (4)(7)		13.00% (incl 4.00% PIK)	13.00%	6/22/2031		$3,020	$2,975	$2,975
Albers Aerospace Holdings LLC (4)(6)(7)				6/22/2031	1,983		(30)	(30)
							2,945	2,945	0.24%
Hotels, Restaurants & Leisure
Equinox Holdings, Inc. (4)(7)		16.00% PIK	16.00%	6/30/2027	1,663		1,646	1,658
							1,646	1,658	0.13%
Insurance
International Construction Products, LLC (4)(5)(7)		15.25% PIK	15.25%	9/5/2034	3,303		3,303	3,303
							3,303	3,303	0.26%
Total Second Lien Debt							$7,894	$7,906	0.63%

Other Secured Debt
Asset Based Lending and Fund Finance
TPG VIII Merlin New Holdings I, L.P. (4)(5)(10)(24)	SF +	6.50%	10.44%	3/15/2027		$9,723	$9,646	$9,680
RGP Holdings 2, LLC (4)(5)(10)(24)	SF +	6.50% PIK	10.17%	10/11/2032	3,583		3,515	3,514
							13,161	13,194	1.06%
Electric Utilities
IDF 9 Financeco, LLC (4)(16)(24)	SF +	8.50%	12.17%	3/28/2031	2,518		2,496	2,505
							2,496	2,505	0.20%
Entertainment
Chord Searchlight, L.P (4)(5)(6)(10)(24)	SF +	6.75% PIK	10.59%	7/16/2030	22,299		16,756	16,922
							16,756	16,922	1.36%
Financial Services
GAPCO AIV Interholdco (CP), L.P. (4)(5)(6)(10)				3/31/2033	12,500		(500)	(365)
Stanford Midco Limited (4)(5)(7)(29)	SN +	10.00% PIK	13.79%	8/5/2026	GBP	1,880	2,469	2,506
							1,969	2,141	0.17%
Independent Power and Renewable Electricity Producers
Flatiron Energy Holdco LLC (4)(14)(24)	SF +	7.38% PIK	11.05%	10/1/2029	4,027		3,957	3,966
Flatiron Energy Holdco LLC (4)(14)(24)	SF +	7.38% PIK	11.05%	10/1/2029	5,554		5,464	5,469
Flatiron Energy Holdco LLC (4)(6)(14)(25)	SF +	7.38% PIK	11.22%	10/1/2029	41,156		4,935	4,970
							14,356	14,405	1.15%
Media
Shelley Midco 1 Pty Ltd (4)(5)(7)		13.50% PIK	13.50%	4/17/2029	AUD	19,023	12,305	12,634

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
						12,305	12,634	1.01%
Real Estate Management & Development
Link Apartments Opportunity Zone REIT, LLC (4)(16)(24)	SF +	7.50%	11.17%	12/27/2029	1,819	1,790	1,803
Link Apartments Opportunity Zone REIT, LLC (4)(6)(16)(24)	SF +	7.50%	11.17%	12/27/2029	1,039	768	776
						2,558	2,579	0.21%
Total Other Secured Debt						$63,601	$64,380	5.16%

Unsecured Debt
Capital Markets
Constellation Wealth Capital Fund-A-Blocker (LIDO), LLC (4)				2/1/2038	$47	$—	$—
						—	—	—%
Financial Services
Freedom Funding Center LLC (4)(7)		12.00%	12.00%	9/30/2032	27,876	27,876	28,161
						27,876	28,161	2.26%
Health Care Equipment & Supplies
Corza Medical Srl (4)(5)(7)		14.00% PIK	14.00%	2/13/2030	19,369	19,164	19,950
						19,164	19,950	1.60%
Total Unsecured Debt						$47,040	$48,111	3.86%

Structured Finance Investments
Structured Finance
Alp CFO 2025, L.P. (4)(5)(7) - Class A		7.09%	7.09%	7/15/2037	$1,000	$1,000	$1,000
Alp CFO 2025, L.P. (4)(5)(7) - Class B		9.44%	9.44%	7/15/2037	2,500	2,500	2,500
Alp CFO 2025, L.P. (4)(5)(7) - Class C		12.24%	12.24%	7/15/2037	4,000	4,000	4,000
Alp CFO 2025, L.P. (4)(5)(20) - Subordinated Note				7/15/2037	4,000	4,000	4,000
Ares Secondaries Pbn Finance Co IV LLC (4)(5)(6)(7)(24) - Class A	SF +	2.90%	6.89%	4/14/2039	997	7	27
Ares Secondaries Pbn Finance Co IV LLC (4)(5)(6)(7)(24) - Class C	SF +	8.50%	12.49%	4/14/2039	7,000	73	297
Coller Private Equity Backed Notes & Loans II-A LP (4)(5)(6)(7)(24) - Class A	SF +	2.95%	6.95%	4/30/2037	1,000	401	404
Coller Private Equity Backed Notes & Loans II-A LP (4)(5)(6)(7)(24) - Class B	SF +	5.20%	9.20%	4/30/2037	1,000	401	398
PBN II-A Equity Holdings L.P. (4)(5)(6)(20) - Limited Partnership Interest					10,000	4,631	4,580
						17,013	17,206	1.38%
Total Structured Finance Investments						$17,013	$17,206	1.38%

Preferred Equity
Aerospace & Defense
Albers Aerospace Holdings LLC (4)(20)(21) - Preferred Units					5,000	$4,292	$4,306
						4,292	4,306	0.35%
Asset Based Lending and Fund Finance
LC8 Cirrostratus L.P. (4)(5)(10)(21)(24) - Class A Units	SF +	7.00% PIK	10.69%	2/8/2029	1,714	1,692	1,702
						1,692	1,702	0.14%
Beverages
CC Investor Aggregator, L.P. (4)(21) - Class A Units					40,582	40,582	43,835
						40,582	43,835	3.51%
Capital Markets
CB Lido Offshore Blocker X, LLC (4)(21) - Class Z Units					2,947,104	2,947	3,031

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Constellation Wealth Capital Fund-A-Blocker (LIDO), LLC (4)(21) - Class Z Units					21,755	121	124
LAL Group Holdings, LLC (4)(20)(21) - Class Z Units					21,932,329	21,932	22,559
						25,000	25,714	2.06%
Electric Utilities
IDF 9 Financeco, LLC (4)(20)(21) - Series B Units					1,055,303	1,045	1,150
						1,045	1,150	0.09%
Health Care Equipment & Supplies
Femur Holdings LP (4)(21) - Preferred Stock					5,161,701	5,064	3,468
						5,064	3,468	0.28%
Hotels, Restaurants & Leisure
The ONE Group Hospitality, Inc. (4)(21) - Preferred Stock					1,000	877	1,134
						877	1,134	0.09%
Software
Lava Topco, Inc. (4)(21) - Preferred Stock					25,000	25,000	25,000
						25,000	25,000	2.00%
Textiles, Apparel & Luxury Goods
Kendra Scott Design Inc (4)(21) - Preferred Stock					2,316,836	24,270	33,117
						24,270	33,117	2.65%
Wireless Telecommunication Services
CCI Topco, Inc. (4)(21) - Preferred Stock					500	49,005	54,604
						49,005	54,604	4.38%
Total Preferred Equity						$176,827	$194,030	15.55%

Other Equity Investments
Aerospace & Defense
Albers Aerospace Holdings LLC (4)(20)(21) - Class D Units					24	$633	$633
						633	633	0.05%
Consumer Staples Distribution & Retail
AP Himalaya Co-Invest, L.P. (4)(21) - LP Interest					20,006	20,087	21,745
						20,087	21,745	1.74%
Electric Utilities
IDF 8 Topco, LLC (4)(20)(21) - Series B-1 Units					230,248	230	—
IDF 8 Topco, LLC (4)(20)(21) - Series B-2 Units					230,248	230	—
						460	—	—%
Entertainment
AMR GP Holdings Ltd (4)(5)(21) - Ordinary Shares					1,675	10,047	15,634
						10,047	15,634	1.26%
Hotels, Restaurants & Leisure
The ONE Group Hospitality, Inc. (21) - A-2 Warrants					11,911	61	21
The ONE Group Hospitality, Inc. (4)(21) - B-2 Warrants					6,667	12	—
						73	21	—%
Pharmaceuticals
Creek Feeder, L.P. (4)(21) - LP Interest					10,000	10,000	10,835
						10,000	10,835	0.87%
Total Other Equity Investments						$41,300	$48,868	3.92%
Total Investments - Non-Controlled/Non-Affiliated						$2,128,768	$2,169,305	173.83%

Non-Controlled/Affiliated Investments
First Lien Debt
Household Durables
Lasko Operation Holdings, LLC (4)(10)(19)(24)	SF +	6.50%	10.59%	6/4/2030	$1,768	$1,701	$1,768

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
						1,701	1,768	0.14%
IT Services
New Era Technology Inc (4)(10)(19)(24)	SF +	6.25% PIK	10.07%	6/30/2030	4,481	4,430	4,481
						4,430	4,481	0.36%
Total First Lien Debt						$6,131	$6,249	0.50%

Preferred Equity
IT Services
NE SPV Holdco, LLC (4)(19)(21) - Preferred Units					4,139	$3,018	$1,980
						3,018	1,980	0.16%
Total Preferred Equity						$3,018	$1,980	0.16%

Other Equity Investments
Household Durables
Lasko Operation Holdings, LLC (4)(19)(21) - Common Shares					891	$287	$287
						287	287	0.02%
IT Services
NE SPV Holdco, LLC (4)(19)(21) - Common Units					4,139	—	—
						—	—	—%
Total Other Equity Investments						$287	$287	0.02%
Total Investments - Non-Controlled/Affiliated						$9,436	$8,516	0.68%
Total Investment Portfolio						$2,138,204	$2,177,821	174.51%

Cash and Cash Equivalents
Dreyfus Government Cash Management (5)			3.67%		$9,305	$9,305	$9,305
Dreyfus Treasury Obligations Cash Management (5)			3.68%		5	5	5
Goldman Sachs Financial Square Government Fund (5)			3.69%		390	390	390
Cash						14,402	14,402
Total Cash and Cash Equivalents						$24,102	$24,102	1.93%
Total Investment Portfolio, Cash and Cash Equivalents						$2,162,306	$2,201,923	176.44%

(1) Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in U.S. dollars. As of December 31, 2025, the Company had investments denominated in Canadian Dollars (CAD), Euros (EUR), British Pounds (GBP), Japanese Yen (JPY), New Zealand Dollars (NZD), and Australian Dollars (AUD). All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments and the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral under its credit facility unless otherwise indicated.
(2) The majority of the investments bear interest at a rate that may be determined by reference to the Prime Rate (“Prime” or “P”), Sterling Overnight Index Average ("SONIA" or "SN"), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate ("SOFR" or "SF"), Canadian Overnight Repo Rate Average ("CORRA" or "C"), Tokyo Overnight Average Rate (“TONA” or “TN”), Bank Bill Benchmark Rate (“BKBM” or “BB”), or Bank Bill Swap Bid Rate ("BBSY" or "B") which reset daily, monthly, quarterly, semiannually or annually. For each such investment, the Company has provided the spread over Prime, SONIA, Euribor, SOFR, CORRA, TONA, BKBM, or BBSY and the current contractual interest rate in effect at December 31, 2025. Certain investments are subject to a SOFR interest rate floor, or rate cap. Certain investments contain a payment-in-kind (“PIK”) provision. SOFR-based contracts may include a credit spread adjustment, which is included within the stated all-in interest rate, if applicable, that is charged in addition to the base rate and the stated spread.
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
(5) The investment is not a qualifying asset, in whole or in part, under Section 55(a) of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2025, non-qualifying assets represented 23.1% of total assets as calculated in accordance with regulatory requirements.
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

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments-non-controlled/non-affiliated	Commitment Type	Unfunded Commitment	Fair Value
Albers Aerospace Holdings LLC	2nd Lien Senior Secured Delayed Draw Loan	$1,983	$(30)
Alchemy US Holdco 1 LLC	1st Lien Senior Secured Delayed Draw Loan	1,051	(69)
American Academy Holdings, LLC	1st Lien Senior Secured Revolving Loan	160	(1)
Ares Secondaries Pbn Finance Co IV LLC	Structured Finance Obligations - Debt Instruments	6,927	221
Ares Secondaries Pbn Finance Co IV LLC	Structured Finance Obligations - Debt Instruments	990	20
AVSC Holding Corp.	1st Lien Senior Secured Revolving Loan	962	—
Axiom Buyer, LLC	1st Lien Senior Secured Delayed Draw Loan	1,905	(22)
Axiom Buyer, LLC	1st Lien Senior Secured Revolving Loan	825	(10)
Azurity Pharmaceuticals Inc	1st Lien Senior Secured Revolving Loan	4,037	(171)
Azzurri Bidco Ltd	1st Lien Senior Secured Delayed Draw Loan	2,204	(113)
Blazing Star Shields Direct Parent, LLC	1st Lien Senior Secured Revolving Loan	2,131	(36)
Carbon Topco, Inc.	1st Lien Senior Secured Revolving Loan	1,332	—
CCI Buyer, Inc.	1st Lien Senior Secured Revolving Loan	144	—
Certania Beteiligungen GmbH	1st Lien Senior Secured Delayed Draw Loan	5,363	(117)
CF Newco Inc	1st Lien Senior Secured Revolving Loan	3,575	—
Chord Searchlight, L.P	Other Secured Debt Delayed Draw Loan	5,234	(33)
CohnReznick Advisory LLC	1st Lien Senior Secured Delayed Draw Loan	49	—
Coller Private Equity Backed Notes & Loans II-A LP	Structured Finance Obligations - Debt Instruments	599	2
Coller Private Equity Backed Notes & Loans II-A LP	Structured Finance Obligations - Debt Instruments	599	(2)
Creek Parent, Inc.	1st Lien Senior Secured Revolving Loan	2,754	(11)
Diagnostic Services Holdings, Inc.	1st Lien Senior Secured Revolving Loan	144	(1)
DigiCert Inc	1st Lien Senior Secured Revolving Loan	4,746	(54)
Einstein Parent Inc	1st Lien Senior Secured Revolving Loan	2,707	(32)
Espresso Bidco Inc.	1st Lien Senior Secured Delayed Draw Loan	3,583	(32)
Espresso Bidco Inc.	1st Lien Senior Secured Revolving Loan	1,593	(14)
FC Compassus LLC	1st Lien Senior Secured Delayed Draw Loan	159	2
FC Compassus LLC	1st Lien Senior Secured Delayed Draw Loan	1,332	13
FC Compassus LLC	1st Lien Senior Secured Revolving Loan	2,716	—
Femur Buyer Inc	1st Lien Senior Secured Revolving Loan	340	(12)
Flatiron Energy Holdco LLC	Other Secured Debt Delayed Draw Loan	35,559	(543)
GAPCO AIV Interholdco (CP), L.P.	Other Secured Debt Delayed Draw Loan	12,500	(365)
Grain Connect Limited	1st Lien Senior Secured Delayed Draw Loan	1,446	(38)
Grain Connect Limited	1st Lien Senior Secured Delayed Draw Loan	692	(18)
Grain Connect Limited	1st Lien Senior Secured Delayed Draw Loan	7,285	(193)
Indigo Purchaser, Inc.	1st Lien Senior Secured Delayed Draw Loan	2,623	26
Indigo Purchaser, Inc.	1st Lien Senior Secured Revolving Loan	1,942	—
Kabafusion Parent LLC	1st Lien Senior Secured Revolving Loan	1,300	—
Link Apartments Opportunity Zone REIT, LLC	Other Secured Debt Delayed Draw Loan	255	(2)
Madonna Bidco Ltd	1st Lien Senior Secured Delayed Draw Loan	1,483	15
MBS Services Holdings, LLC	1st Lien Senior Secured Delayed Draw Loan	20	(4)
Montagu Lux Finco Sarl	1st Lien Senior Secured Delayed Draw Loan	7,242	(79)
NTH Degree Purchaser Inc	1st Lien Senior Secured Delayed Draw Loan	3,422	(18)
NTH Degree Purchaser Inc	1st Lien Senior Secured Revolving Loan	1,792	(9)
ONE Group, LLC	1st Lien Senior Secured Revolving Loan	731	(24)
Orthrus Ltd	1st Lien Senior Secured Delayed Draw Loan	1,071	(8)
Patriot Acquisition Topco Sarl	1st Lien Senior Secured Revolving Loan	72	—
PBN II-A Equity Holdings L.P.	Structured Finance Obligations - Limited Partnership Interest	5,420	—
PF Finco PTY LTD	1st Lien Senior Secured Delayed Draw Loan	952	(11)
Raven Acquisition Holdings LLC	1st Lien Senior Secured Delayed Draw Loan	222	1
RBP Global Holdings Ltd	1st Lien Senior Secured Revolving Loan	3,878	(92)
Retail Services WIS Corporation	1st Lien Senior Secured Delayed Draw Loan	5,186	(89)
RH Buyer Inc	1st Lien Senior Secured Revolving Loan	1,226	(32)

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments-non-controlled/non-affiliated	Commitment Type	Unfunded Commitment	Fair Value
Ribbon Communications Operating Company, Inc	1st Lien Senior Secured Revolving Loan	849	—
Saga Mid Co Limited	1st Lien Senior Secured Delayed Draw Loan	11,274	262
Saga Mid Co Limited	1st Lien Senior Secured Delayed Draw Loan	1,871	43
Shelley Bidco Pty Ltd	1st Lien Senior Secured Delayed Draw Loan	982	(7)
Solis Mammography Buyer, Inc.	1st Lien Senior Secured Delayed Draw Loan	2,201	(24)
Solis Mammography Buyer, Inc.	1st Lien Senior Secured Revolving Loan	3,387	(33)
Spruce Bidco II Inc	1st Lien Senior Secured Revolving Loan	4,493	(17)
Stack Sports Buyer, LLC	1st Lien Senior Secured Delayed Draw Loan	4,071	(19)
Stack Sports Buyer, LLC	1st Lien Senior Secured Revolving Loan	2,994	(14)
Sunraycer HPS Borrower LLC	1st Lien Senior Secured Delayed Draw Loan	7,911	(158)
SW Ingredients Holdings, LLC	1st Lien Senior Secured Delayed Draw Loan	2,434	(13)
SW Ingredients Holdings, LLC	1st Lien Senior Secured Revolving Loan	2,437	(13)
Tango Bidco SAS	1st Lien Senior Secured Delayed Draw Loan	409	(9)
Tango Bidco SAS	1st Lien Senior Secured Delayed Draw Loan	671	(14)
Team, Inc.	1st Lien Senior Secured Delayed Draw Loan	3,740	(45)
Tex-Tech Industries, Inc.	1st Lien Senior Secured Delayed Draw Loan	804	8
Tex-Tech Industries, Inc.	1st Lien Senior Secured Revolving Loan	1,361	—
Tikehau Motion Midco SARL	1st Lien Senior Secured Delayed Draw Loan	8,970	(102)
Tricentis Operations Holdings Inc	1st Lien Senior Secured Delayed Draw Loan	3,748	2
Tricentis Operations Holdings Inc	1st Lien Senior Secured Revolving Loan	2,713	—
Valence Surface Technologies LLC	1st Lien Senior Secured Delayed Draw Loan	138	—
Valence Surface Technologies LLC	1st Lien Senior Secured Revolving Loan	3,280	—
Westlands Power Company Investor, LLC	1st Lien Senior Secured Delayed Draw Loan	16,875	(334)
Xponential Fitness LLC	1st Lien Senior Secured Revolving Loan	658	(10)
YA Intermediate Holdings II LLC	1st Lien Senior Secured Delayed Draw Loan	1,867	9
YA Intermediate Holdings II LLC	1st Lien Senior Secured Revolving Loan	803	—
Total		$247,404	$(2,473)
(7) There are no interest rate floors on these investments.
(8) The interest rate floor on these investments as of December 31, 2025 was 0.50%.
(9) The interest rate floor on these investments as of December 31, 2025 was 0.75%.
(10) The interest rate floor on these investments as of December 31, 2025 was 1.00%.
(11) The interest rate floor on these investments as of December 31, 2025 was 1.50%.
(12) The interest rate floor on these investments as of December 31, 2025 was 1.75%.
(13) The interest rate floor on these investments as of December 31, 2025 was 2.00%.
(14) The interest rate floor on these investments as of December 31, 2025 was 2.50%
(15) The interest rate floor on these investments as of December 31, 2025 was 2.75%
(16) The interest rate floor on these investments as of December 31, 2025 was 3.00%
(17) The interest rate floor on these investments as of December 31, 2025 was 3.25%
(18) Loan was on non-accrual status as of December 31, 2025.
(19) Under the 1940 Act, the Company is deemed to “control” a portfolio company if the Company owns more than 25% of its outstanding voting securities and/or holds the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company is deemed an “affiliated person” of a portfolio company if the Company owns between 5% and 25% or if the Company and/or its affiliates owns 25% or more, inclusive of the portfolio company’s outstanding voting securities. For purposes of determining the “control” classification of its investment portfolio, the Company has excluded consideration of any voting securities or board appointment rights held by third-party investment funds advised by the Adviser and/or its affiliates. As of December 31, 2025, the Company’s non-controlled/affiliated investments were as follows:

	Fair Value as of December 31, 2024	Gross Additions(a)	Gross Reductions(b)	Change in Unrealized Gains (Loss)	Net Realized Gain (Loss)	Fair Value as of December 31, 2025	Dividend and Interest Income
Non-Controlled/Affiliated Investments
Lasko Operation Holdings, LLC	$—	$2,070	$(81)	$66	$—	$2,055	$46
New Era Technology Inc	—	4,430	—	51	—	4,481	117
NE SPV Holdco, LLC	—	3,018	—	(1,038)	—	1,980	—
Total Non-Controlled/Affiliated Investments	$—	$9,518	$(81)	$(921)	$—	$8,516	$163

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)
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
(20) These investments are not pledged as collateral under the Revolving Credit Facility.
(21) Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted security” under the Securities Act. As of December 31, 2025, the aggregate fair value of these securities is $245,165, or 19.64% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
Albers Aerospace Holdings LLC	Preferred Units	December 22, 2025
LC8 Cirrostratus L.P.	Class A Units	August 8, 2024
CC Investor Aggregator, L.P.	Class A Units	May 19, 2025
CB Lido Offshore Blocker X, LLC	Class Z Units	August 5, 2025
Constellation Wealth Capital Fund-A-Blocker (Lido), LLC	Class Z Units	August 5, 2025
LAL Group Holdings, LLC	Class Z Units	August 5, 2025
IDF 9 Financeco, LLC	Series B Units	March 28, 2025
Femur Holdings LP	Preferred Stock	October 23, 2025
The ONE Group Hospitality, Inc.	Preferred Stock	May 1, 2024
Lava Topco, Inc.	Preferred Stock	November 10, 2025
Kendra Scott Design Inc	Preferred Stock	September 12, 2024
CCI Topco, Inc.	Preferred Stock	May 13, 2025
Albers Aerospace Holdings LLC	Class D Units	December 22, 2025
AP Himalaya Co-Invest, L.P.	LP Interest	September 18, 2024
IDF 8 Topco, LLC	Series B-1 Units	November 18, 2024
IDF 8 Topco, LLC	Series B-2 Units	November 18, 2024
AMR GP Holdings Ltd	Ordinary Shares	July 9, 2024
The ONE Group Hospitality, Inc.	A-2 Warrants	May 1, 2024
The ONE Group Hospitality, Inc.	B-2 Warrants	May 1, 2024
Creek Feeder, L.P.	LP Interest	December 16, 2024
NE SPV Holdco, LLC	Preferred Units	August 21, 2025
Lasko Operation Holdings, LLC	Common Shares	June 4, 2025
NE SPV Holdco, LLC	Common Units	August 21, 2025
(22) Reflects a "last out" tranche of the portfolio company's senior term debt. In exchange for the greater risk of loss, the “last-out” portion of the Company's senior loan investment generally earns a higher interest rate than the “first-out” portion. The “first-out” portion would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last-out” portion.
(23) The interest rate on these loans is subject to 1 month SOFR, which as of December 31, 2025 was 3.69%.
(24) The interest rate on these loans is subject to 3 month SOFR, which as of December 31, 2025 was 3.65%.
(25) The interest rate on these loans is subject to 6 month SOFR, which as of December 31, 2025 was 3.57%.
(26) The interest rate on these loans is subject to 1 month EURIBOR, which as of December 31, 2025 was 1.94%.
(27) The interest rate on these loans is subject to 3 month EURIBOR, which as of December 31, 2025 was 2.03%.
(28) The interest rate on these loans is subject to 6 month EURIBOR, which as of December 31, 2025 was 2.11%.
(29) The interest rate on these loans is subject to SONIA, which as of December 31, 2025 was 3.73%.
(30) The interest rate on these loans is subject to 6 month BKBM, which as of December 31, 2025 was 2.56%.
(31) The interest rate on these loans is subject to 3 month BBSY, which as of December 31, 2025 was 3.79%.
(32) The interest rate on these loans is subject to 6 month BBSY, which as of December 31, 2025 was 4.17%.
(33) The interest rate on these loans is subject to 1 month CORRA, which as of December 31, 2025 was 2.26%.
(34) The interest rate on these loans is subject to 3 month TONA, which as of December 31, 2025 was 0.73%.
(35) The interest rate on these loans is subject to Prime Rate, which as of December 31, 2025 was 6.75%.

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)
ADDITIONAL INFORMATION

Foreign currency forward contracts:

Currency Purchased	Notional Purchased	Currency Sold	Notional Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
U.S. Dollars	36,301	British Pounds	28,733	SMBC Capital Markets, Inc.	December 23, 2026	$(2,372)
U.S. Dollars	2,836	Australian Dollars	4,278	SMBC Capital Markets, Inc.	March 23, 2026	(20)
U.S. Dollars	2,628	Canadian Dollars	3,599	SMBC Capital Markets, Inc.	March 23, 2026	(3)
U.S. Dollars	2,512	Japanese Yen	385,409	SMBC Capital Markets, Inc.	March 23, 2026	36
U.S. Dollars	28,849	British Pounds	21,574	SMBC Capital Markets, Inc.	March 23, 2026	(225)
U.S. Dollars	74,631	Euros	63,235	SMBC Capital Markets, Inc.	March 23, 2026	67
U.S. Dollars	61,637	British Pounds	46,060	Morgan Stanley	March 23, 2026	(436)
U.S. Dollars	16,879	Euros	14,303	Morgan Stanley	March 23, 2026	14
U.S. Dollars	23,593	Australian Dollars	35,603	Morgan Stanley	March 23, 2026	(167)
U.S. Dollars	1,979	New Zealand Dollars	3,408	Morgan Stanley	March 23, 2026	12
Total						$(3,094)

Interest rate swaps:

Counterparty	Hedged Instrument	Company Receives	Company Pays(1)(2)	Maturity Date	Notional Amount	Fair Market Value	Upfront Payments / Receipts	Change in Unrealized Gains / (Losses)(3)
Morgan Stanley	August 2028 Notes	5.86%	SOFR + 2.27%	8/13/2028	150,000	$326	$—	$326
Morgan Stanley	August 2030 Notes	6.20%	SOFR + 2.58%	8/13/2030	200,000	407	—	407
Total Interest Rate Swaps						$733	$—	$733

(1)Interest payments on the Company’s interest rate swaps are made semi-annually.
(2)The interest rate on the interest rate swaps are subject to 3 month SOFR, which as of December 31, 2025 was 3.65%.
(3)For interest rate swaps designated in qualifying hedge relationships, the change in fair value is recorded in Interest expense in the Consolidated Statements of Operations.

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets

Non-Controlled/Non-Affiliated
First Lien Debt
Aerospace & Defense
Carbon Topco, Inc. (4)(6)(9)				5/1/2030	$1,332	$(26)	$(26)
Carbon Topco, Inc. (4)(9)	SF +	6.75% (incl. 3.75% PIK)	11.17%	11/1/2030	8,012	7,856	7,856
PCX Holding Corp. (4)(10)	SF +	6.25%	10.73%	4/22/2027	2,239	2,166	2,204
PCX Holding Corp. (4)(10)	SF +	6.25%	10.73%	4/22/2027	1,124	1,087	1,106
PCX Holding Corp. (4)(10)	SF +	6.25%	10.91%	4/22/2027	1,175	1,136	1,156
WP CPP Holdings, LLC (4)(10)	SF +	7.50% (incl. 4.13% PIK)	11.97%	11/30/2029	40,423	39,635	40,482
						51,854	52,778	8.10%
Automobile Components
Tenneco Inc (8)	SF +	4.75%	9.37%	11/17/2028	4,962	4,882	4,802
						4,882	4,802	0.74%
Beverages
Winebow Holdings, Inc. (4)(10)	SF +	6.25%	10.71%	12/31/2027	34,795	34,371	34,111
						34,371	34,111	5.23%
Building Products
ADG Acquisition, LLC (4)(11)	SF +	7.75%	12.37%	4/11/2028	152	151	153
ADG Acquisition, LLC (4)(11)	SF +	7.75%	12.56%	4/11/2028	6,786	6,771	6,854
						6,922	7,007	1.07%
Chemicals
Formerra, LLC (4)(10)	SF +	7.25%	11.71%	11/1/2028	5,812	5,774	5,766
Formerra, LLC (4)(10)	SF +	7.25%	11.71%	11/1/2028	234	232	232
Kensing, LLC (4)(10)	SF +	7.25%	11.92%	5/31/2028	690	688	638
Kensing, LLC (4)(10)	SF +	7.25%	11.92%	5/31/2028	2,797	2,790	2,585
Kensing, LLC (4)(10)	SF +	7.25%	11.92%	5/31/2028	7,831	7,705	7,236
Lummus Technology Holdings V LLC (7)	SF +	3.00%	7.36%	12/31/2029	7,444	7,496	7,510
						24,685	23,967	3.68%
Commercial Services & Supplies
Allied Universal Holdco LLC (8)	SF +	3.75%	8.21%	5/12/2028	7,442	7,458	7,476
Asurion Corporation (7)	SF +	3.25%	7.72%	12/23/2026	4,130	4,113	4,132
AVSC Holding Corp. (4)(6)(9)				12/5/2029	962	(19)	(19)
AVSC Holding Corp. (4)(9)	SF +	5.00%	9.36%	12/5/2031	8,243	8,080	8,080
Axiom Buyer, LLC (4)(10)	SF +	6.50%	10.86%	1/14/2030	17,642	17,239	17,265
Axiom Buyer, LLC (4)(6)(10)				1/14/2030	1,905	(46)	(41)
Axiom Buyer, LLC (4)(6)(10)	SF +	6.50%	10.86%	1/14/2030	2,140	257	260
Guardian US Holdco LLC (8)	SF +	3.50%	7.83%	1/31/2030	1,990	1,983	1,997
NTH Degree Purchaser, Inc (4)(6)(10)				9/10/2030	3,422	(67)	(49)
NTH Degree Purchaser, Inc (4)(6)(10)				9/10/2030	1,792	(34)	(26)
NTH Degree Purchaser, Inc (4)(10)	SF +	5.25%	9.68%	9/10/2030	11,291	11,077	11,129
						50,041	50,204	7.70%
Communications Equipment
IPC Corp. (4)(10)	SF +	6.50% (incl. 1.00% PIK)	11.24%	10/1/2027	6,666	6,462	6,479
Ribbon Communications Operating Company, Inc (4)(5)(10)	SF +	6.25%	10.59%	6/21/2029	7,464	7,330	7,341
Ribbon Communications Operating Company, Inc (4)(5)(6)(10)				6/21/2029	849	(15)	(14)
						13,777	13,806	2.12%
Construction & Engineering
Powerhouse Intermediate, LLC (4)(10)	SF +	6.25%	10.84%	1/12/2027	1,981	1,971	1,968
Powerhouse Intermediate, LLC (4)(10)	SF +	6.25%	10.84%	1/12/2027	819	815	814

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
							2,786	2,782	0.43%
Containers & Packaging
Capripack Debtco PLC (4)(5)(10)	E +	6.75% (incl. 2.50% PIK)	10.00%	1/3/2030	EUR	5,210	5,527	5,439
Capripack Debtco PLC (4)(5)(10)	E +	6.75% (incl. 2.50% PIK)	10.00%	1/3/2030	EUR	28,048	29,753	29,282
							35,280	34,721	5.33%
Distributors
Johnstone Supply LLC (7)	SF +	2.50%	6.88%	6/9/2031	13,602		13,594	13,663
							13,594	13,663	2.10%
Diversified Consumer Services
American Academy Holdings, LLC (4)(17)	SF +	9.75% (incl. 5.25% PIK)	14.22%	6/30/2027	6,595		6,596	6,486
American Academy Holdings, LLC (4)(6)(17)				6/30/2027	160		—	(3)
Edmentum Ultimate Holdings, LLC (4)(10)	SF +	6.75%	11.49%	7/26/2027	5,400		5,268	5,345
							11,864	11,828	1.81%
Electric Utilities
IDF 8 Borrower, LLC (4)(6)(16)	SF +	6.00%	10.33%	12/31/2028	4,317		2,550	2,567
IDF 8 Borrower, LLC (4)(6)(16)(18)	SF +	8.50%	12.83%	12/31/2028	2,878		1,701	1,711
							4,251	4,278	0.66%
Electronic Equipment, Instruments & Components
CC WDW Borrower, Inc. (4)(10)	SF +	6.75%	11.49%	1/27/2028	3,189		2,928	3,100
							2,928	3,100	0.48%
Entertainment
AMR GP Limited (4)(5)(7)			10.50% (incl 5.25% PIK)	7/10/2034	10,329		10,038	10,282
MBS Services Holdings, LLC (4)(10)	SF +	6.75% (incl. 0.75% PIK)	11.42%	2/26/2026	1,530		1,522	1,521
MBS Services Holdings, LLC (4)(10)	SF +	6.75% (incl. 0.75% PIK)	11.23%	2/26/2026	1,016		1,010	1,010
MBS Services Holdings, LLC (4)(10)	SF +	6.75% (incl. 0.75% PIK)	11.43%	2/26/2026	3,875		3,854	3,854
MBS Services Holdings, LLC (4)(10)	SF +	6.75% (incl. 0.75% PIK)	11.42%	2/26/2026	110		109	109
							16,533	16,776	2.57%
Financial Services
1251 Financing Company, LLC (4)(10)	SF +	7.00%	11.48%	5/7/2026	934		916	931
1251 Financing Company, LLC (4)(10)	SF +	7.00%	11.48%	5/7/2026	835		819	833
Madonna Bidco Limited (4)(5)(6)(7)				10/25/2031	GBP	1,159	(30)	(28)
Madonna Bidco Limited (4)(5)(7)	SN +	5.25%	9.99%	10/25/2031	GBP	5,681	7,221	6,974
Neon Maple US Debt Mergersub Inc (5)(7)(18)	SF +	3.00%	7.44%	11/17/2031	4,000		3,990	4,013
Orthrus Limited (4)(5)(6)(7)				12/5/2031	GBP	1,773	(39)	(38)
Orthrus Limited (4)(5)(7)	E +	6.25% (incl 2.75% PIK)	9.13%	12/5/2031	EUR	3,406	3,543	3,467
Orthrus Limited (4)(5)(7)	SN +	6.25% (incl 2.75% PIK)	10.97%	12/5/2031	GBP	3,814	4,780	4,692
Orthrus Limited (4)(5)(10)	SF +	6.25% (incl 2.75% PIK)	10.72%	12/5/2031	8,998		8,842	8,842
Travelex Issuerco 2 PLC (4)(5)(13)	SN +	8.00%	12.71%	9/22/2028	GBP	1,743	2,070	2,214
							32,112	31,900	4.89%
Health Care Equipment & Supplies
Femur Buyer, Inc. (4)(10)	SF +	8.25% (incl. 4.50% PIK)	12.60%	3/18/2030	21,901		21,442	21,472
Patriot Acquisition Topco S.À R.L. (4)(5)(10)	SF +	5.25%	9.99%	1/28/2028	335		334	335
Patriot Acquisition Topco S.À R.L. (4)(5)(10)	SF +	5.25%	9.99%	1/28/2028	520		519	520
Patriot Acquisition Topco S.À R.L. (4)(5)(6)(10)	SF +	5.25%	9.99%	1/28/2028	61		48	49

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Patriot Acquisition Topco S.À R.L. (4)(5)(6)(10)				1/28/2028	78		(1)	—
							22,342	22,376	3.43%
Health Care Providers & Services
Connect America.com, LLC (4)(15)	SF +	5.50%	9.83%	10/11/2029	34,956		34,442	34,455
Diagnostic Services Holdings, Inc. (4)(6)(10)	SF +	5.50%	9.95%	3/15/2027	333		75	75
Diagnostic Services Holdings, Inc. (4)(10)	SF +	5.50%	9.95%	3/15/2027	13,591		13,492	13,492
Diagnostic Services Holdings, Inc. (4)(10)	SF +	5.50%	9.95%	3/15/2027	1,744		1,731	1,731
FC Compassus, LLC (4)(6)(9)				11/26/2030	179		(3)	(3)
FC Compassus, LLC (4)(6)(9)				11/26/2030	1,500		(22)	(22)
FC Compassus, LLC (4)(9)(20)	SF +	7.05% (incl. 2.10% PIK)	11.57%	11/26/2030	13,604		13,403	13,403
FC Compassus, LLC (4)(6)(7)				11/26/2030	2,716		(40)	(40)
FC Compassus, LLC (4)(9)	SF +	5.75% (incl. 1.50% PIK)	10.27%	11/26/2030	1,642		1,618	1,618
Indigo Purchaser, Inc. (4)(6)(9)(18)				11/21/2031	2,845		(42)	(42)
Indigo Purchaser, Inc. (4)(6)(9)(18)				11/21/2031	1,942		(29)	(29)
Indigo Purchaser, Inc. (4)(9)(18)	SF +	5.00%	9.33%	11/21/2031	12,488		12,304	12,304
Kabafusion Parent LLC (4)(6)(9)				11/24/2031	1,300		(13)	(13)
Kabafusion Parent LLC (4)(9)	SF +	5.00%	9.33%	11/24/2031	10,000		9,902	9,902
Syneos Health Inc (7)	SF +	4.00%	8.33%	9/27/2030	4,963		4,972	4,856
TTF Lower Intermediate LLC (7)	SF +	3.75%	8.11%	7/18/2031	2,750		2,724	2,736
							94,514	94,423	14.48%
Health Care Technology
AthenaHealth Group Inc. (8)	SF +	3.25%	7.61%	2/15/2029	9,924		9,949	9,968
Cotiviti Inc (7)	SF +	2.75%	7.30%	5/1/2031	4,963		4,997	4,997
							14,946	14,965	2.30%
Hotels, Restaurants & Leisure
Equinox Holdings, Inc. (4)(10)	SF +	8.25% (incl. 4.13% PIK)	12.58%	3/8/2029	10,046		9,843	9,879
Fertitta Entertainment LLC/NV (8)	SF +	3.50%	7.86%	1/27/2029	4,974		4,998	4,999
HB ACQUISITIONCO PTY LTD (4)(5)(8)	B +	6.50%	10.97%	8/7/2029	AUD	3,789	2,494	2,249
HB ACQUISITIONCO PTY LTD (4)(5)(6)(8)	B +	6.50%	10.97%	8/7/2029	AUD	421	49	41
Lakeland Tours LLC (4)(9)	SF +	7.75%	12.43%	3/31/2028	2,803		2,701	2,717
Lakeland Tours LLC (4)(9)	SF +	7.75%	12.34%	3/31/2028	3,600		3,468	3,489
Lakeland Tours LLC (4)(6)(9)	SF +	7.75%	12.29%	4/1/2027	1,126		560	562
The One Group, LLC (4)(10)	SF +	6.50%	11.09%	5/1/2029	6,755		6,580	6,589
The One Group, LLC (4)(6)(7)				10/31/2028	887		(23)	(33)
Travel Leaders Group, LLC (4)(13)	SF +	8.50% (incl. 3.00% PIK)	12.96%	3/27/2028	3,653		3,711	3,690
							34,381	34,182	5.24%
Household Durables
Lasko Operation Holdings, LLC (4)(10)	SF +	10.00% (incl. 3.50% PIK)	14.46%	1/31/2025	2,449		2,449	2,407
							2,449	2,407	0.37%
Independent Power and Renewable Electricity Producers
Flatiron Energy Holdco LLC (4)(6)(14)				10/1/2029	3,775		(90)	(90)
Flatiron Energy Holdco LLC (4)(14)	SF +	7.50% PIK	11.83%	10/1/2029	4,950		4,836	4,832
Hamilton Projects Acquiror, LLC (8)	SF +	3.00%	7.33%	5/31/2031	9,790		9,768	9,879
Matrix Renewables (Devco) USA LLC (4)(5)(6)(16)				12/24/2028	2,500		(50)	(50)
Matrix Renewables (Devco) USA LLC (4)(5)(16)	SF +	6.50%	10.83%	12/24/2028	7,500		7,351	7,351
NRD Construction, LLC (4)(6)(14)	SF +	7.00%	11.53%	11/6/2029	35,000		7,319	7,318
Palmetto Solar, LLC (4)(13)	SF +	6.85%	11.18%	9/13/2027	6,020		5,953	5,967
Palmetto Solar, LLC (4)(13)	SF +	6.85%	11.18%	9/13/2027	5,268		5,209	5,221

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Sunraycer HPS Borrower LLC (4)(6)(14)				10/28/2029	6,279		(121)	(121)
Sunraycer HPS Borrower LLC (4)(14)	SF +	8.50% PIK	12.83%	10/28/2029	10,709		10,508	10,503
							50,683	50,810	7.79%
Insurance
HUB International Ltd (7)	SF +	2.75%	7.37%	6/20/2030	9,478		9,478	9,547
Kowalski Trust (4)(5)(7)			14.00% PIK	5/31/2034	18,030		17,714	18,030
OneDigital Borrower LLC (8)	SF +	3.25%	7.61%	7/2/2031	4,975		4,975	4,994
							32,167	32,571	5.00%
IT Services
Delta Topco, Inc. (7)	SF +	3.50%	8.20%	11/30/2029	4,975		5,009	5,020
New Era Technology Inc (4)(10)	SF +	6.25%	10.99%	10/31/2026	4,255		4,185	4,037
New Era Technology Inc (4)(10)	SF +	6.25%	10.73%	10/30/2026	4,154		4,085	3,941
New Era Technology Inc (4)(10)	SF +	6.25%	10.73%	10/31/2026	2,543		2,501	2,413
Peraton Inc. (9)	SF +	3.75%	8.21%	2/1/2028	4,758		4,769	4,439
							20,549	19,850	3.05%
Machinery
Time Manufacturing Holdings, LLC (4)(9)	SF +	6.50% (incl. 2.00% PIK)	11.49%	12/1/2027	2,587		2,492	2,272
							2,492	2,272	0.35%
Media
Mood Media Borrower, LLC (4)(10)	SF +	6.75%	11.23%	12/31/2025	19,991		19,961	19,991
Mood Media Borrower, LLC (4)(10)	SF +	6.75%	11.23%	12/31/2025	700		700	700
Mood Media Borrower, LLC (4)(6)(10)	SF +	6.75%	11.45%	12/31/2025	1,761		526	528
							21,187	21,219	3.26%
Metals & Mining
Alchemy US Holdco 1 LLC (4)(10)	E +	6.50%	9.56%	7/31/2029	EUR	3,012	3,129	2,999
Alchemy US Holdco 1 LLC (4)(6)(10)	SF +	6.50%	11.02%	7/31/2029	1,207		105	108
Alchemy US Holdco 1 LLC (4)(10)	SF +	6.50%	11.09%	7/31/2029	14,277		13,701	13,722
							16,935	16,829	2.58%
Pharmaceuticals
Creek Parent, Inc. (4)(6)(9)				12/18/2031	2,754		(45)	(45)
Creek Parent, Inc. (4)(9)	SF +	5.25%	9.63%	12/18/2031	15,188		14,942	14,942
Endo Finance Holdings Inc (8)	SF +	4.00%	8.36%	4/23/2031	4,988		4,999	5,030
RBP Global Holdings Limited (4)(5)(9)	SF +	5.25%	9.83%	11/4/2030	17,332		16,699	16,699
RBP Global Holdings Limited (4)(5)(6)(9)				11/4/2030	3,878		(142)	(142)
							36,453	36,484	5.60%
Professional Services
Grant Thornton LLP (7)	SF +	2.75%	7.08%	6/2/2031	5,611		5,611	5,619
YA Intermediate Holdings II, LLC (4)(6)(9)				10/1/2031	2,202		(16)	(21)
YA Intermediate Holdings II, LLC (4)(6)(12)	P +	4.00%	11.50%	10/1/2031	1,083		49	44
YA Intermediate Holdings II, LLC (4)(9)	SF +	5.00%	9.59%	10/1/2031	5,285		5,260	5,234
							10,904	10,876	1.67%
Software
Alegeus Technologies Holdings Corp. (4)(10)	SF +	6.75%	11.30%	11/5/2029	35,000		34,151	34,152
Central Parent LLC (7)	SF +	3.25%	7.58%	7/6/2029	1,995		1,986	1,971
CF Newco, Inc. (4)(6)(11)	SF +	6.25%	10.68%	12/10/2029	2,500		1,725	1,725
CF Newco, Inc. (4)(11)	SF +	6.25%	10.61%	12/10/2029	32,500		32,179	32,179
Consolidated Information Services Solutions, LLC (4)(10)	SF +	7.47%	12.21%	3/12/2026	2,285		2,205	2,274
Consolidated Information Services Solutions, LLC (4)(10)	SF +	7.47%	12.21%	3/12/2026	535		517	533
Finastra USA, Inc. (10)	SF +	7.25%	11.65%	9/13/2029	16,701		16,439	16,784
LMI Inc/DE (8)	SF +	3.50%	7.96%	10/2/2028	1,394		1,378	1,374
Mitchell International Inc (8)	SF +	3.25%	7.61%	6/17/2031	4,988		4,964	4,996
Tango Bidco SAS (4)(5)(6)(7)	E +	5.00%	7.85%	10/17/2031	EUR	1,844	1,025	1,020

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Tango Bidco SAS (4)(5)(6)(7)				10/17/2031	EUR	348	(6)	(5)
Tango Bidco SAS (4)(5)(7)	E +	5.00%	8.18%	10/17/2031	EUR	4,646	4,960	4,744
Technology Growth Capital Pty Ltd (4)(5)(10)	SF +	6.50%	11.09%	7/2/2030		3,544	3,455	3,510
UKG Inc (7)	SF +	3.00%	7.62%	2/10/2031		3,980	3,995	4,013
WorkWave Intermediate II, LLC (4)(9)	SF +	7.00% (incl. 3.50% PIK)	11.43%	6/29/2027		10,955	10,820	10,955
							119,793	120,225	18.44%
Specialty Retail
Knitwell Borrower LLC (4)(10)	SF +	7.75%	12.49%	7/28/2027		2,227	2,183	2,211
Knitwell Borrower LLC (4)(10)	SF +	7.75%	12.49%	7/28/2027		15,368	14,936	15,254
Petsmart LLC (9)	SF +	3.75%	8.21%	2/11/2028		9,949	9,968	9,928
Staples, Inc. (8)	SF +	5.75%	10.18%	9/4/2029		12,408	11,887	11,890
White Cap Buyer, LLC (7)	SF +	3.25%	7.61%	10/19/2029		2,000	1,990	2,006
							40,964	41,289	6.33%
Trading Companies & Distributors
Atlas Intermediate III, L.L.C. (4)(10)	SF +	8.50% (incl. 4.00% PIK)	13.09%	10/31/2029		9,019	8,845	8,923
TruckPro, LLC (4)(11)	SF +	7.75%	12.49%	8/16/2028		3,482	3,435	3,374
W3 TopCo LLC (4)(10)	SF +	6.50%	11.14%	3/22/2029		13,729	13,266	13,317
							25,546	25,614	3.93%
Transportation Infrastructure
The Pasha Group (4)(10)	SF +	7.25%	11.73%	7/17/2026		18,450	18,204	18,352
							18,204	18,352	2.82%
Total First Lien Debt							$870,389	$870,467	133.53%

Second Lien Debt
Hotels, Restaurants & Leisure
Equinox Holdings, Inc. (4)(7)			16.00% PIK	6/30/2027		$1,421	$1,393	$1,393
							1,393	1,393	0.21%
Insurance
International Construction Products, LLC (4)(5)(7)			15.25% PIK	9/5/2034		3,936	3,936	3,936
							3,936	3,936	0.60%
Total Second Lien Debt							$5,329	$5,329	0.82%

Other Secured Debt
Asset Based Lending and Fund Finance
TPG VIII Merlin New Holdings I, L.P. (4)(5)(10)	SF +	6.50%	11.09%	3/15/2027		$16,389	$16,149	$16,198
							16,149	16,198	2.48%
Real Estate Management & Development
Link Apartments Opportunity Zone REIT, LLC (4)(6)(16)				12/27/2029		1,039	(21)	(21)
Link Apartments Opportunity Zone REIT, LLC (4)(16)	SF +	7.50%	11.83%	12/27/2029		1,819	1,783	1,783
							1,762	1,762	0.27%
Total Other Secured Debt							$17,911	$17,960	2.76%

Unsecured Debt
Health Care Equipment & Supplies
Corza Medical S.À R.L. (4)(5)(7)			14.00% PIK	2/13/2030		$16,879	$16,624	$17,385
							16,624	17,385	2.67%
Total Unsecured Debt							$16,624	$17,385	2.67%

Preferred Equity
Asset Based Lending and Fund Finance
LC8 Cirrostratus L.P. (4)(5)(10)(19)	SF +	7.00% PIK	11.32%	2/8/2029		1,532	$1,503	$1,508

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Company (1)	Reference Rate and Spread (2)	Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
					1,503	1,508	0.23%
Hotels, Restaurants & Leisure
The ONE Group Hospitality, Inc. (4)(19)				1,000	877	970
					877	970	0.15%
Textiles, Apparel & Luxury Goods
Kendra Scott Design, Inc.(4)(19)				23,997	24,270	26,110
					24,270	26,110	4.01%
Total Preferred Equity					$26,650	$28,588	4.39%

Other Equity Investments
Consumer Staples Distribution & Retail
AP Himalaya Co-Invest, L.P.(4)(19)				25,000	$25,082	$25,000
					25,082	25,000	3.84%
Electric Utilities
IDF 8 Topco, LLC (4)(18)(19)				230,248	230	230
IDF 8 Topco, LLC (4)(18)(19)				230,248	230	230
					460	460	0.07%
Entertainment
Racing Point UK Holdings Limited (4)(5)(19)				1,675	10,047	9,727
					10,047	9,727	1.49%
Hotels, Restaurants & Leisure
The ONE Group Hospitality, Inc. - Warrants (4)(19)				6,667	12	3
The ONE Group Hospitality, Inc. - Warrants (4)(19)				11,911	61	35
					73	38	0.01%
Pharmaceuticals
Creek Feeder, L.P. (4)(19)				10,000	10,000	10,000
					10,000	10,000	1.53%
Total Other Equity Investments					$45,662	$45,225	6.94%
Total Investments - Non-Controlled/Non-Affiliated					$982,565	$984,954	151.10%

Cash and Cash Equivalents
Dreyfus Government Cash Management (5)				$7,242	$7,242	$7,242
BNY Mellon US Treasury Fund (5)				2,540	2,540	2,540
Cash					514	514
Total Cash and Cash Equivalents					$10,296	$10,296	1.58%
Total Investment Portfolio, Cash and Cash Equivalents					$992,861	$995,250	152.68%

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

HPS Corporate Capital Solutions Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)

Note 1. Organization

HPS Corporate Capital Solutions Fund (the “Company”) is a Delaware statutory trust that was formed on August 10, 2023 and commenced operations on April 8, 2024. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In addition, the Company has elected to be treated for federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with its tax year ended December 31, 2024, and intends to operate in a manner so as to continue to qualify as a RIC in each taxable year thereafter. The Company is managed by HPS Advisors, LLC (the “Adviser”), a wholly-owned subsidiary of HPS Investment Partners, LLC (“HPS” or the “Administrator”).

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

The Company’s investment strategy also includes a smaller allocation to more liquid credit investments such as non-investment grade broadly syndicated loans, leveraged loans, secured and unsecured corporate bonds, and securitized credit. The Company intends to use these investments to maintain liquidity for the Company’s share repurchase program and to manage cash before investing subscriptions into directly originated, privately negotiated loans, while seeking attractive risk-adjusted investment returns. The Company also may invest in publicly traded securities of larger corporate issuers on an opportunistic basis when market conditions create compelling potential return opportunities, subject to compliance with BDC requirements to invest at least 70% of assets in “eligible portfolio companies.”

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

As of July 1, 2025, in reliance upon exemptive relief issued to the Company by the Securities and Exchange Commission (the “SEC”), all of the Company’s outstanding Common Shares were converted into three separate classes (the “Share Class Conversion”): Class I common shares (“Class I Common Shares”), Class D common shares (“Class D Common Shares”) and Class S common shares (“Class S Common Shares”). All outstanding Common Shares immediately prior to the Share Class Conversion were subject to the same shareholder servicing and/or distribution fee as that applicable to the Class D Common Shares. Accordingly, for all periods prior to July 1, 2025, all share class activity for the existing Common Shares are presented under Class D Common Shares. As of July 1, 2025 there were 7,953,606 Class I Common Shares, 30,401,941 Class D Common Shares and 515 of Class S Common Shares outstanding, respectively.

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

As of December 31, 2025, the Company reclassified the industry groupings of its portfolio companies from Industry Classification Benchmark (“ICB”) to Global Industry Classification Standard (“GICS”), to more closely align with BDC industry convention. The Consolidated Schedule of Investments and industry concentration disclosure (Note 4) as of December 31, 2024, were reclassified for comparison purposes. These reclassifications had no impact on prior periods’ net income or shareholders’ equity.

Basis of Consolidation

As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company.

The Company consolidated the results of its wholly-owned subsidiaries HCAP Holdings, LLC, HCAP IDF Holdings, LLC, HCAP Lux Sarl, HCAP ALP Holdings, LLC, HCAP HWD Holdings, LLC, HCAP QS Lux Sarl, and HCAP CLR Holdings, LLC. All intercompany transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and highly liquid investments, such as money market funds, with original maturities of three months or less. Cash and cash equivalents are carried at cost, which approximates fair value. The Company deposits its cash with financial institutions and, at times, may exceed the Federal Deposit Insurance Corporation insured limit.

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

Derivative Instruments

The Company may enter into foreign currency forward contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations in the value of foreign currencies. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another, at a pre-determined price at a future date. Foreign currency forward contracts are marked-to-market at the applicable forward rate. Unrealized appreciation (depreciation) on foreign currency forward contracts are recorded on the Consolidated

Statements of Assets and Liabilities by counterparty on a net basis, not taking into account collateral posted which is recorded separately, if applicable. Notional amounts of foreign currency forward contract assets and liabilities are presented separately on the Consolidated Schedules of Investments. Purchases and settlements of foreign currency forward contracts having the same settlement date and counterparty are generally settled net and any realized gains or losses are recognized on the settlement date. As it relates to foreign currency forward contracts, the Company does not utilize hedge accounting and as such, the Company recognizes its derivatives at fair value with changes in the net unrealized appreciation (depreciation) on foreign currency forward contracts recorded on the Consolidated Statements of Operations.

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

The fair value of the Company’s derivatives is recorded on the Consolidated Statements of Assets and Liabilities by security type and counterparty on a net basis, if subject to an enforceable master netting agreement, not taking into account collateral posted which is recorded separately. As of December 31, 2025, there was $0.9 million of collateral received which is included in accrued expenses and other liabilities on the Consolidated Statements of Asset and Liabilities. As of December 31, 2025, $0.9 million of collateral was invested in a money market fund. As of December 31, 2024, there was no collateral pledged or received.

Loan Participations

The Company follows the guidance in ASC 860 Transfers and Servicing when accounting for loan participations and other partial loan sales. Such guidance requires a participation or other partial loan sale to meet the definition of a “participating interest,” as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales that do not meet the definition of a participating interest remain on the Consolidated Statements of Assets and Liabilities and the proceeds are recorded as a secured borrowing until the definition is met. Secured borrowings are carried at fair value to correspond with the related investments, which are carried at fair value. There were no loan participations and other partial loan sales that were accounted for as secured borrowings during the period.

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

Revenue Recognition

Interest Income

Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the years ended December 31, 2025 and 2024, the

Company recorded non-recurring interest income of $3.8 million, and $1.5 million, respectively (e.g. prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts).

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2025 and 2024, the Company had one and no portfolio companies on non-accrual status, respectively.

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

Dividend Income

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies. To the extent a preferred equity security contains PIK provisions, PIK dividends, computed at the contractual rate specified in each applicable agreement, are accrued and recorded as dividend income and added to the principal balance of the preferred equity security. PIK dividends added to the principal balance are generally collected upon redemption of the equity. For the year ended December 31, 2025, the Company recorded $1.2 million of dividend income. For the year ended December 31, 2024, the Company did not record any dividend income.

Other Income

The Company may receive various fees in the ordinary course of business such as structuring, consent, waiver, amendment, syndication and other miscellaneous fees as well as fees for managerial assistance rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered.

Organization Expenses

Organization expenses include, among other things, the cost of incorporating the Company including the cost of legal services and other fees pertaining to the Company's organization. Organization expenses are expensed as incurred.

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

To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its shareholders, for each taxable year, at least 90% of the sum of (i) its “investment company taxable income” for that year (without regard to the deduction for dividends paid), which is generally its net ordinary taxable income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses and (ii) its net tax exempt income. The Company intends to make the requisite distributions to its shareholders, which will generally relieve the Company from corporate-level income taxes.

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

For the years ended December 31, 2025 and 2024, the Company incurred $1.3 million and $0.1 million of U.S. federal excise tax, respectively.

Allocation of Income, Expenses, Gains and Losses

Income, expenses (other than those attributable to a specific class), gains and losses are allocated to each class of Common Shares based upon the aggregate net asset value of that class in relation to the aggregate net asset value of the Company. Expenses that are specific to a class of Common Shares are allocated to such class directly.

Distributions

To the extent that the Company has taxable income available, the Company intends to pay distributions to its shareholders. Distributions to shareholders are recorded on the record date. All distributions are paid at the discretion of the Board and depend on the Company’s earnings, financial condition, maintenance of the Company’s tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time. Although the gross distribution per share is generally equivalent for each share class, the net distribution for each share class is reduced for any class specific expenses, including shareholder servicing and/or distribution fees, if any.

The Company has adopted a distribution reinvestment plan pursuant to which shareholders will have their cash distributions (net of applicable withholding taxes) automatically reinvested in additional shares of the same class of the Company's Common Shares unless they elect to receive their distributions in cash.

Segment Reporting

In accordance with ASC Topic 280—Segment Reporting, the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.

The Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and equity investments. The Chief Operating Decision Maker (“CODM”) is comprised of the Company’s chief executive officer and chief financial officer and the CODM assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in net assets resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s shareholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the Consolidated Statements of Assets and Liabilities as “total assets” and the significant segment expenses are listed on the Consolidated Statements of Operations.

Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standard updates (“ASUs”) issued by the FASB. The Company has assessed currently issued ASUs and has determined that they are not applicable or are expected to have minimal impact on its consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”),” which intends to improve the transparency of income tax disclosures. ASU No. 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company adopted ASU 2023-09 effective December 31, 2025 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements.

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

In November 2025, the FASB issued ASU No. 2025-09, “Hedge Accounting Improvements.” This ASU better aligns hedge accounting with the entity's risk management activities. This ASU expands on hedge accounting guidance for both financial and non-financial risk components and aligns the recognition and presentation of the effects of the hedging instruments and the hedged items in the financial statements. This ASU is effective for the Company beginning in January 2027 under a prospective approach. Early adoption is permitted. Adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

Note 3. Fees, Expenses, Agreements and Related Party Transactions

As of December 31, 2025, the Company had payables due to affiliates of $5.6 million, comprised of $1.2 million of expenses reimbursable to the Administrator pursuant to the Administration Agreement and $4.4 million of other expenses paid on behalf of the Company, which includes $0.4 million of Board of Trustees’ fees. As of December 31, 2024, the Company had payables due to affiliates of $0.8 million, comprised of $0.8 million of other expenses paid on behalf of the Company.

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

On July 1, 2025, Colbert Cannon and Grishma Parekh resigned from the Board upon the closing of the HPS/BlackRock Transaction in order to comply with the Section 15(f) safe harbor provisions of the 1940 Act. Mr. Cannon and Ms. Parekh continue to serve in their existing roles at HPS and the Adviser and, with respect to Mr. Cannon, as President and a member of the Investment Committee of the Company. Neither Mr. Cannon’s notice nor Ms. Parekh’s resignation from the Board of the Company were the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

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

The Adviser agreed to waive its base management fee from the Initial Closing through June 30, 2025. For the year ended December 31, 2025, base management fees were $12.3 million, of which $5.2 million were voluntarily waived by the Adviser. For the year ended December 31, 2024, base management fees earned were $4.6 million, all of which were voluntarily waived by the Adviser. As of December 31, 2025, $3.8 million was payable to the Adviser relating to management fees. As of December 31, 2024, no amount was payable to the Adviser relating to management fees.

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

The Adviser agreed to waive its income based incentive fee from the Initial Closing through June 30, 2025. For the year ended December 31, 2025, income based incentive fees were $15.5 million, of which $6.7 million, were voluntarily waived by the Adviser. For the year ended December 31, 2024, income based incentive fees were $5.7 million, all of which was voluntarily waived by the Adviser. As of December 31, 2025, $4.7 million was payable to the Adviser relating to income based incentive fees. As of December 31, 2024, no amount was payable to the Adviser relating to income based incentive fees.

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

For the year ended December 31, 2025, capital gains incentive fees were $2.8 million. For the year ended December 31, 2024, capital gains incentive fees were $0.9 million. As of December 31, 2025 and 2024, the Company accrued $3.7 million and $0.9 million, respectively, of capital gains incentive fees, none of which were payable under the Investment Advisory Agreement.

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

For the years ended December 31, 2025 and 2024, the Company incurred $2.2 million and $1.2 million, respectively, in expenses under the Administration Agreement and the Prior Administration Agreement, which were recorded in “administrative service expenses” in the Company’s Consolidated Statements of Operations. As of December 31, 2025 there was $1.2 million of administration service expenses payable by the Company which are included in “due to affiliates” in the Consolidated Statements of Assets and Liabilities. As of December 31, 2024, all expenses under the Prior Administration Agreement were paid by the Adviser on behalf of the Company under the Expense Support Agreement, and as such, there were no amounts payable for such expenses included in “due to affiliates” in the Consolidated Statements of Assets and Liabilities.

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

Managing Dealer Agreement

In connection with the closing of the HPS/BlackRock Transaction on July 1, 2025, the Company’s prior managing dealer agreement (the “Prior Managing Dealer Agreement”) was terminated and the Company entered into a new managing dealer agreement with the Managing Dealer (the “Managing Dealer Agreement”), with the material terms unchanged from the Prior Managing Dealer Agreement. Under the Managing Dealer Agreement, the Managing Dealer is entitled to receive shareholder servicing and/or distribution fees in arrears on the same frequency with which the Company pays distributions (i.e. monthly) in arrears, commencing no later than the first full calendar quarter after the Initial Closing, at an annual rate of (i) with respect to Class D Shares, a fee equal to 0.25% per annum of the aggregate NAV of Class D Shares (including any Class D Shares issued pursuant to our distribution reinvestment plan) (ii) with respect to Class S Shares, a fee equal to 0.85% per annum of aggregate NAV of Class S Shares (including any Class S Shares issued pursuant to our distribution reinvestment plan), in each case, as of the first calendar day of the applicable subscription period, and subject to FINRA and other limitations on underwriting compensation. We accrue the shareholder servicing and/or distribution fee on the same frequency with which we accept subscriptions (i.e. monthly). No shareholder servicing and/or distribution fees are paid with respect to the Class I Shares. The shareholder servicing and/or distribution fees are payable to the Managing Dealer, but the Managing Dealer anticipates that all or a portion of the shareholder servicing and/or distribution fees will be retained by, or reallowed (paid) to, participating broker-dealers. The Managing Dealer agreed to waive the shareholder servicing and/or distribution fee from the Initial Closing through March 31, 2025.

As of July 1, 2025, in reliance upon exemptive relief issued to the Company by the SEC, all of the Company’s outstanding Common Shares were converted into three separate classes: Class I Common Shares, Class D Common Shares and Class S Common Shares. All outstanding Common Shares immediately prior to the Share Class Conversion were subject to the same shareholder servicing and/or distribution fee as that applicable to the Class D Common Shares. Accordingly, for all periods prior to July 1, 2025, all share class activity for the existing Common Shares are presented under Class D Common Shares. The following table shows the shareholder servicing and/or distribution fees the Company pays the Managing Dealer with respect to the Class I Common Shares, Class D Common Shares and Class S Common Shares on an annualized basis as a percentage of the Company’s NAV for such class.

Under the terms of the Managing Dealer Agreement, the Managing Dealer will serve as the Managing Dealer for the Private Offering. The Company will accrue the shareholder servicing and/or distribution fees on the same frequency with which the Company accepts subscriptions (i.e. monthly), and will pay the shareholder servicing and/or distribution fees to the Managing Dealer in arrears on the same frequency with which it pays regular distributions (i.e. monthly) in accordance with the Offering Memorandum. The Managing Dealer will be entitled to receive shareholder servicing and/or distribution fees in arrears at an annual rate of 0.25%, and 0.85% of the value of the Company’s net assets attributable to Class D Common Shares and Class S Common Shares, respectively, as of the beginning of the first calendar day of the month. No shareholder servicing and/or distribution fees will be paid with respect to Class I.

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

Distribution and Servicing Plan

On May 13, 2025, the Board approved the continuation of the distribution and servicing plan (the “Distribution and Servicing Plan”). The following table shows the shareholder servicing and/or distribution fees the Company pays the Managing Dealer with respect to the Class I Common Shares, Class D Common Shares, and Class S Common Shares on an annualized basis as a percentage of the Company’s NAV for such class.

Shareholder Servicing and/or Distribution Fee as a % of NAV
Class I Common Shares	—%
Class D Common Shares	0.25%
Class S Common Shares	0.85%

The shareholder servicing and/or distribution fees will be paid on the same frequency with which the Company pays distributions (i.e. monthly) in arrears, and calculated at an annual rate of (i) with respect to the Class D Shares, a fee equal to 0.25% per annum of the aggregate NAV of Class D Shares (including any Class D Shares issued pursuant to our distribution reinvestment plan) (ii) with respect to Class S Shares, a fee equal to 0.85% per annum of aggregate NAV of Class S Shares (including any Class S Shares issued pursuant to our distribution reinvestment plan), in each case, as of the first calendar day of the applicable subscription period, and subject to FINRA and other limitations on underwriting compensation. We accrue the shareholder servicing and/or distribution fee on the same frequency with which we accept subscriptions (i.e. monthly). No shareholder servicing and/or distribution fees are paid with respect to the Class I Shares.

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

For the year ended December 31, 2025, the Company incurred shareholder servicing and/or distribution fees of $2.1 million, of which $0.5 million was waived. For the year ended December 31, 2024, the Company incurred shareholder servicing and/or distribution fees of $0.9 million, all of which were waived. As of December 31, 2025, there was $0.6 million of shareholder servicing and/or distribution fees payable to the Managing Dealer. As of December 31, 2024, no amount was payable to the Managing Dealer relating to shareholder servicing and/or distribution fees.

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

The following table presents a summary of Expense Payments and the related Reimbursement Payments since the Company's commencement of operations:

For the Quarter Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
June 30, 2024(1)	$2,678	$—	$2,678
September 30, 2024	1,855	—	1,855
December 31, 2024	1,555	—	1,555
March 31, 2025	2,061	—	2,061
June 30, 2025	1,256	—	1,256
September 30, 2025	374	—	374
December 31, 2025	730	—	730
Total	$10,509	$—	$10,509

(1)Included in this amount is $0.7 million of Expense Payments made by the Adviser relating to expenses incurred by the Company during the year ended December 31, 2023.

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

Note 4. Investments

The composition of the Company’s investment portfolio at cost and fair value was as follows:

	December 31, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$1,781,224	$1,795,053	82.42%	$870,389	$870,467	88.38%
Second lien debt	7,894	7,906	0.36	5,329	5,329	0.54
Other secured debt	63,601	64,380	2.96	17,911	17,960	1.82
Unsecured debt	47,040	48,111	2.21	16,624	17,385	1.77
Structured finance investments	17,013	17,206	0.79	—	—	—
Preferred equity	179,845	196,010	9.00	26,650	28,588	2.90
Other equity investments	41,587	49,155	2.26	45,662	45,225	4.59
Total	$2,138,204	$2,177,821	100.00%	$982,565	$984,954	100.00%

The industry composition of investments at fair value as of December 31, 2025 as compared to 2024 was as follows:

	December 31, 2025		December 31, 2024
	Fair Value	Percentage of Total Investments at Fair Value	Fair Value	Percentage of Total Investments at Fair Value
Aerospace & Defense	$152,849	7.02%	$52,778	5.36%
Asset Based Lending and Fund Finance	21,981	1.01	17,706	1.80
Automobile Components	30,735	1.41	4,802	0.49
Beverages	73,945	3.40	34,111	3.46
Building Products	—	—	7,007	0.71

	December 31, 2025		December 31, 2024
	Fair Value	Percentage of Total Investments at Fair Value	Fair Value	Percentage of Total Investments at Fair Value
Capital Markets	29,007	1.33	—	—
Chemicals	26,872	1.23	23,967	2.43
Commercial Services & Supplies	86,302	3.96	50,204	5.10
Communications Equipment	13,731	0.63	13,806	1.40
Construction & Engineering	2,556	0.12	2,782	0.28
Consumer Staples Distribution & Retail	42,132	1.93	25,000	2.54
Containers & Packaging	42,641	1.96	34,721	3.53
Distributors	13,558	0.62	13,663	1.39
Diversified Consumer Services	23,596	1.08	11,828	1.20
Diversified Telecommunication Services	2,989	0.14	—	—
Electric Utilities	10,241	0.47	4,738	0.48
Electrical Equipment	8,405	0.39	—	—
Electronic Equipment, Instruments & Components	5,638	0.26	3,100	0.31
Entertainment	49,923	2.29	26,503	2.69
Financial Services	83,948	3.85	31,900	3.24
Food Products	622	0.03	—	—
Health Care Equipment & Supplies	90,621	4.16	39,761	4.04
Health Care Providers & Services	221,208	10.17	94,423	9.59
Health Care Technology	18,473	0.85	14,965	1.52
Hotels, Restaurants & Leisure	132,009	6.06	36,583	3.71
Household Durables	2,055	0.09	2,407	0.24
Independent Power and Renewable Electricity Producers	213,355	9.80	50,810	5.16
Insurance	64,673	2.97	36,507	3.71
IT Services	13,301	0.61	19,850	2.02
Leisure Products	11,736	0.54	—	—
Life Sciences Tools & Services	3,054	0.14	—	—
Machinery	8,843	0.41	2,272	0.23
Media	24,149	1.11	21,219	2.15
Metals & Mining	17,015	0.78	16,829	1.71
Multi-Utilities	2,573	0.12	—	—
Pharmaceuticals	108,561	4.98	46,484	4.72
Professional Services	14,713	0.68	10,876	1.10
Real Estate Management & Development	2,579	0.12	1,762	0.18
Software	302,168	13.87	120,225	12.21
Specialty Retail	59,487	2.73	41,289	4.19
Structured Finance	17,206	0.79	—	—
Textiles, Apparel & Luxury Goods	33,117	1.52	26,110	2.65
Trading Companies & Distributors	21,395	0.98	25,614	2.60
Transportation Infrastructure	17,386	0.80	18,352	1.86
Wireless Telecommunication Services	56,473	2.59	—	—
Total	$2,177,821	100.00%	$984,954	100.00%

The geographic composition of investments at cost and fair value was as follows:

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,823,283	$1,840,885	84.53%	147.51%
United Kingdom	158,499	172,951	7.94	13.86
Austria	36,449	40,212	1.85	3.22
Australia	32,938	33,807	1.55	2.71
Spain	29,256	29,655	1.36	2.38
Canada	24,771	25,108	1.15	2.01
France	21,312	23,217	1.07	1.86
Germany	8,714	8,830	0.41	0.71
Taiwan	2,982	3,156	0.14	0.25
Total	$2,138,204	$2,177,821	100.00%	174.51%

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$876,449	$880,032	89.36%	135.00%
United Kingdom	52,083	51,750	5.25	7.94
Austria	35,282	34,723	3.53	5.33
Spain	7,301	7,301	0.74	1.12
France	5,979	5,759	0.58	0.88
Taiwan	2,928	3,100	0.31	0.48
Australia	2,543	2,289	0.23	0.35
Total	$982,565	$984,954	100.00%	151.10%

As of December 31, 2025 and 2024, there were one and zero portfolio companies in the portfolio on non-accrual status, which represented 0.29% and 0.00% of total debt and income producing investments, at fair value, respectively.

As of December 31, 2025 and 2024, on a fair value basis, 94.3% and 94.4% of performing debt investments bore interest at a floating rate and 5.7% and 5.6% of performing debt investments bore interest at a fixed rate.

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

Investments in senior loans primarily include first and second lien term loans, delayed draws, revolving credit and other secured debt. The Adviser analyzes enterprise value based on the weighted average of discounted cash flows, public comparables and merger and acquisition comparables. This analysis is done to ensure, among other things, that the investments have adequate collateral and asset coverage. Once the investment is determined to have adequate asset coverage, the Adviser monitors yields for senior loan investments made from the time of purchase to the month end average yields for similar investments and risk profiles. The Company uses market data, including newly funded transactions, and secondary market data with respect to high-yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield. The change in yield is utilized by the Adviser to discount the anticipated cash flows of the debt investment in order to arrive at a fair value. Further, the Adviser adjusts for material changes in the underlying fundamentals of the issuer, including changes in leverage, as necessary. If the investment does not have adequate coverage, a tranched valuation approach is considered.

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

Further inputs considered by the Adviser in estimating the value of investments may include the original transaction price, recent transactions in the same or similar instruments, completed or pending third-party transactions in the underlying investment or comparable issuers, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity or debt capital markets (by the investment or other comparable investments), whether the loan contains call protection and changes in financial ratios or cash flows. Level 3 investments may also be adjusted to reflect illiquidity and/or non-transferability, with the amount of such discount estimated by the Adviser in the absence of market information. The fair value measurement of Level 3 investments does not include transaction costs that may have been capitalized as part of the security’s cost basis. Assumptions used by the Adviser due to the lack of observable inputs may significantly impact the resulting fair value and therefore the Company’s Consolidated Statements of Operations.

Rule 2a-5 under the 1940 Act establishes requirements for determining fair value in good faith for purposes of the 1940 Act. The rule permits boards, subject to board oversight and certain other conditions, to designate certain parties to perform the fair value determinations. In accordance with this rule, the Company’s Board has designated the Company’s Adviser as the valuation designee primarily responsible for the valuation of the Company’s investments, subject to the oversight of the Board of Trustees.

The following tables present the fair value hierarchy of investments and cash equivalents:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$313,595	$1,481,458	$1,795,053
Second lien debt	—	—	7,906	7,906
Other secured debt	—	—	64,380	64,380
Unsecured debt	—	—	48,111	48,111
Structured finance investments	—	—	17,206	17,206
Preferred equity	—	—	196,010	196,010
Other equity investments	—	21	49,134	49,155
Total Investments	$—	$313,616	$1,864,205	$2,177,821
Cash equivalents	$9,700	$—	$—	$9,700

	December 31, 2024
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$168,641	$701,826	$870,467
Second lien debt	—	—	5,329	5,329
Other secured debt	—	—	17,960	17,960
Unsecured debt	—	—	17,385	17,385
Preferred equity	—	—	28,588	28,588
Other equity investments	—	—	45,225	45,225
Total Investments	$—	$168,641	$816,313	$984,954
Cash equivalents	$9,782	$—	$—	$9,782

The following tables present the change in the fair value of investments for which Level 3 inputs were used to determine fair value:

	Year Ended December 31, 2025
	First Lien Debt	Second Lien Debt	Other Secured Debt	Unsecured Debt	Structured Finance Investments	Preferred Equity	Other Equity Investments	Total Investments
Fair value, beginning of period	$701,826	$5,329	$17,960	$17,385	$—	$28,588	$45,225	$816,313
Purchases of investments(1)	910,224	3,628	47,389	30,366	17,016	148,050	932	1,157,605
Principal repayments and sales of investments	(138,373)	—	(6,771)	—	(3)	—	(4,994)	(150,141)
Accretion of discount/amortization of premium	6,417	12	327	50	—	—	—	6,806
Net realized gain (loss)	(3,663)	—	—	—	—	—	—	(3,663)
Net change in unrealized appreciation (depreciation)	13,758	12	733	310	193	14,308	8,006	37,320
Transfers into Level 3(2)	1,075	—	4,742	—	—	5,064	—	10,881
Transfers out of Level 3(2)	(9,806)	(1,075)	—	—	—	—	(35)	(10,916)
Fair value, end of period	$1,481,458	$7,906	$64,380	$48,111	$17,206	$196,010	$49,134	$1,864,205
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of December 31, 2025	$13,865	$12	$733	$310	$193	$14,308	$8,006	$37,427

(1)Purchases include PIK interest and PIK dividends, if applicable.
(2)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the year ended December 31, 2025, transfers out of level 3 of $(0.04) million, were due to an increase in the number of market quotations and/or an increase in the reliability of such market quotations obtained by the Adviser. For the year ended December 31, 2025, transfers between investment types were $10.9 million.

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

	December 31, 2025
				Range
	Fair Value(1)	Valuation Technique	Unobservable Input	Low	High	Weighted Average(2)
Investments in first lien debt	$1,183,807	Yield analysis	Discount rate	6.06%	26.10%	10.89%
	11,819	Discounted cash flow	Discount rate	5.66%	20.00%	11.82%
			Exit multiple	6.43x	8.75x	7.34x
Investments in second lien debt	4,961	Yield analysis	Discount rate	15.25%	16.24%	15.58%
Investments in other secured debt	31,310	Yield analysis	Discount rate	10.63%	15.91%	11.71%
Investments in unsecured debt	48,111	Yield analysis	Discount rate	12.78%	13.04%	12.89%
Investments in structured finance investments	8,626	Yield analysis	Discount rate	6.23%	12.24%	10.35%
Investments in preferred equity	164,724	Yield analysis	Discount rate	6.80%	24.23%	11.07%
	1,980	Discounted cash flow	Discount rate	20.00%	20.00%	20.00%
			Exit multiple	8.75x	8.75x	8.75x
Investments in other equity	32,580	Yield analysis	Discount rate	8.00%	10.00%	9.33%
	15,634	Discounted cash flow	Discount rate	7.31%	7.31%	7.31%
			Exit multiple	5.55x	5.55x	5.55x

	December 31, 2024
				Range
	Fair Value(1)	Valuation Technique	Unobservable Input	Low	High	Weighted Average(2)
Investments in first lien debt	$322,098	Yield analysis	Discount rate	9.43%	16.44%	12.05%
Investments in second lien debt	5,329	Yield analysis	Discount rate	13.50%	16.99%	14.41%
Investments in other secured debt	16,198	Yield analysis	Discount rate	11.55%	11.55%	11.55%
Investments in unsecured debt	17,385	Yield analysis	Discount rate	13.18%	13.18%	13.18%
Investments in preferred equity	28,588	Yield analysis	Discount rate	9.61%	13.89%	9.87%

(1)As of December 31, 2025, included within the fair value of Level 3 assets of $1,864,205 is an amount of $360,653 for which the Adviser did not develop the unobservable inputs (examples include third-party pricing and transaction prices). As of December 31, 2024, included within the fair value of Level 3 assets of $816,313 is an amount of $426,715 for which the Adviser did not develop the unobservable inputs (examples include third-party pricing and transaction prices).
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

Financial Instruments Not Carried at Fair Value

The following table presents fair value measurements of the Company’s debt obligations as of December 31, 2025 and 2024, had they been accounted for at fair value:

Debt

	December 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving Credit Facility	$578,709	$578,709	$289,761	$289,761
August 2028 Notes(1)	149,589	151,264	—	—
August 2030 Notes(1)	199,366	202,099	—	—
Total	$927,664	$932,072	$289,761	$289,761

(1)As of December 31, 2025, the carrying value of the Company's Unsecured Notes (each as defined below), are presented net of unamortized debt issuance costs, in the below table. Additionally, the carrying value of the Company's Unsecured Notes includes the increase (decrease) in the notes carrying value as a result of the qualifying fair value hedge relationship as disclosed in the below table, as applicable, and as further described in Note 6.

	December 31, 2025
	Unamortized Debt Issuance Costs	Cumulative Change in the Notes Carrying Value as a Result of the Qualifying Fair Value Hedge Relationship
August 2028 Notes	$(737)	$326
August 2030 Notes	(1,041)	407
Total	$(1,778)	$733

The following table presents the fair value hierarchy of the Company’s debt obligations as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Level 1	$—	$—
Level 2	—	—
Level 3	932,072	289,761
Total	$932,072	$289,761

As of December 31, 2025 and 2024, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, if applicable, or market quotes, if available.

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

During the years ended December 31, 2025 and 2024, the average notional exposure for foreign currency forward contracts were $162.8 million and $55.2 million, respectively, and the average notional exposure for interest rate swaps were $134.6 million and $0.0 million, respectively.

The following tables summarize the aggregate notional amount and fair value of the Company’s derivative financial instruments as of December 31, 2025 and 2024.

	December 31, 2025
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contracts	$—	$129	$—	$129	$96,001
Interest rates swaps	—	733	—	733	350,000
Total derivative assets, at fair value	$—	$862	$—	$862	$446,001

Derivative Liabilities
Foreign currency forward contracts	$—	$(3,223)	$—	$(3,223)	$155,844
Total derivative liabilities, at fair value	$—	$(3,223)	$—	$(3,223)	$155,844

	December 31, 2024
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contracts	$—	$2,579	$—	$2,579	$60,996
Total derivative assets, at fair value	$—	$2,579	$—	$2,579	$60,996

The effect of transactions in derivative instruments that are not designated in a qualifying hedge accounting relationship on the Consolidated Statements of Operations during the years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
	2025	2024
Net change in unrealized gain (loss) on foreign currency forward contracts	$(5,673)	$2,579
Realized gain (loss) on foreign currency forward contracts	$(6,085)	$197

The following tables present both gross and net information about derivative instruments eligible for offset in the Consolidated Statements of Assets and Liabilities as of December 31, 2025 and 2024.

			December 31, 2025
Counterparty	Instrument	Account in the Consolidated Statements of Asset and Liabilities	Gross Amount of Assets	Gross Amount of (Liabilities)	Net Amounts Presented in the Consolidated Statements of Assets and Liabilities	Collateral Received/Pledged(1)	Net Amounts(2)
SMBC Capital Markets, Inc.	Foreign currency forward contracts	Derivative liabilities, at fair value	$103	$(2,620)	$(2,517)	$—	$(2,517)
Morgan Stanley	Foreign currency forward contracts	Derivative liabilities, at fair value	$26	$(603)	$(577)	$—	$(577)
Morgan Stanley	Interest rate swaps	Derivative assets, at fair value	$733	$—	$733	$(733)	$—

			December 31, 2024
Counterparty	Instrument	Account in the Consolidated Statements of Asset and Liabilities	Gross Amount of Assets	Gross Amount of (Liabilities)	Net Amounts Presented in the Consolidated Statements of Assets and Liabilities	Collateral Received/Pledged(1)	Net Amounts(2)
SMBC Capital Markets, Inc.	Foreign currency forward contracts	Derivative assets, at fair value	$2,579	$—	$2,579	$—	$2,579

(1)Amount excludes excess cash collateral paid/received.
(2)Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts, if applicable.

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

The table below presents the carrying value of unsecured borrowings as of December 31, 2025 and 2024, that are designated in a qualifying hedging relationship and the related cumulative hedging adjustment increase (decrease) from current and prior hedging relationships included in such carrying values:

	December 31, 2025		December 31, 2024
Description	Carrying Value	Cumulative Hedging Adjustments	Carrying Value	Cumulative Hedging Adjustments
Unsecured Notes	$348,955	$733	$—	$—

Note 7. Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2025 and 2024, the Company’s asset coverage was 234.4% and 325.0%, respectively.

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

The maximum principal amount of the Revolving Credit Facility is $1,125 million (increased from $650 million to $675 million on February 4, 2025, from $675 million to $725 million on February 21, 2025, from $725 million to $900 million on April 23, 2025, from

$900 million to $950 million on August 7, 2025, from $950 million to $1,075 million on September 26, 2025, and from $1,075 million to $1,125 million on November 5, 2025), subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness, with an accordion provision to permit increases to the total facility amount up to $1,350 million subject to the satisfaction of certain conditions.

The Revolving Credit Facility will be guaranteed by certain subsidiaries of the Company that will be formed or acquired by the Company in the future (collectively, the “Revolving Credit Facility Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including, without limitation, repaying outstanding indebtedness, making distributions, contributions and investments, and acquisition and funding of portfolio investments, and such other uses as permitted under the Revolving Credit Agreement.

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

As of December 31, 2025 and 2024, the Company was in compliance with all covenants and other requirements of the Revolving Credit Facility and the Unsecured Notes, as applicable.

The Company’s outstanding debt obligations were as follows:

	December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion(1)	Amount Available(2)
Revolving Credit Facility(3)	$1,125,000	$578,709	$578,709	$546,291	$546,291
August 2028 Notes(4)	150,000	150,000	149,589	—	—
August 2030 Notes(4)	200,000	200,000	199,366	—	—
Total	$1,475,000	$928,709	$927,664	$546,291	$546,291

	December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion(1)	Amount Available(2)
Revolving Credit Facility(3)	$650,000	$289,761	$289,761	$360,239	$360,239
Total	$650,000	$289,761	$289,761	$360,239	$360,239

(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to the Revolving Credit Facility’s borrowing base.
(3)The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of December 31, 2025 and 2024, the Company had outstanding borrowings denominated in the following non-USD currencies:

	December 31, 2025
	Australian Dollars (AUD)		Euros (EUR)	British Pounds (GBP)
Revolving Credit Facility	A$	10,203	€39,421	£9,299

	December 31, 2024
	Euros (EUR)	British Pounds (GBP)
Revolving Credit Facility	€8,078	£9,299

(4)As of December 31, 2025, the carrying value of the Company's Unsecured Notes are presented net of unamortized debt issuance costs, in the below table. Additionally, the carrying value of the Company's Unsecured Notes includes the increase (decrease) in the notes carrying value as a result of the qualifying fair value hedge relationship as disclosed in the below table, and as further described above.

	Unamortized Debt Issuance Costs	Cumulative Change in the Notes Carrying Value as a Result of the Qualifying Fair Value Hedge Relationship
August 2028 Notes	$(737)	$326
August 2030 Notes	(1,041)	407
Total	$(1,778)	$733

As of December 31, 2025 and 2024, $9.7 million and $0.8 million, respectively, of interest expense and $0.5 million and $0.4 million, respectively, of unused commitment fees were included in interest payable.

The following table summarizes the average principal debt outstanding and the weighted average interest rate on all borrowings outstanding for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Average principal debt outstanding	$627,615	$94,891
Weighted average interest rate(1)	6.7%	9.9%
(1)The weighted average interest rate includes unused fees, amortization of deferred financing costs and debt issuance costs, the net interest on interest rate swaps accounted for as hedges and excluding costs incurred in connection with Warehousing Transactions.

The components of interest expense were as follows:

	Year Ended December 31,
	2025	2024
Borrowing interest expense	$38,615	$5,001
Facility unused fees	1,395	1,335
Amortization of financing costs	1,150	585
Amortization of debt issuance costs	196	—
Financing fees (Note 8)	—	5,104
Backstop fees (Note 8)	—	532
Net (gain) loss from interest rate swaps accounted for as hedges and the related hedged items	874	—
Total interest expense	$42,230	$12,557
Cash paid for interest expense	$31,846	$11,402

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

The Company’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of December 31, 2025 and 2024, the Company had unfunded delayed draw term loans, revolvers, and structured finance obligations in the aggregate principal amount of $247.4 million and $85.4 million, respectively.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2025, management is not aware of any material pending or threatened litigation.

The Adviser agreed to bear all of the Company’s expenses, including organization and offering expenses, through April 8, 2024, the date on which the Company broke escrow for the initial offering of its Common Shares, on which date the Company became obligated to reimburse the Adviser for such advanced expenses upon breaking escrow for the Private Offering and the Adviser requesting reimbursement of these expenses paid pursuant to the Expense Support Agreement. For the years ended December 31, 2025 and 2024, there were no reimbursement payments made to the Adviser.

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

Pursuant to the Macquarie Purchase Agreements, the Company could request that the Macquarie Financing Provider acquire such Macquarie Warehouse Investments as the Company may designate from time to time, which a Macquarie Financing Provider could approve or reject in its sole and absolute discretion. Prior to any sale to the Company, the Macquarie Warehouse Investments were owned and held solely for the account of the relevant Macquarie Financing Provider. Until such time as the Company satisfied the Macquarie Warehouse Conditions, which occurred on April 8, 2024, it had no obligation to purchase the Macquarie Warehouse Investments nor be entitled to any benefits or subject to any obligations under the Macquarie Purchase Agreements. During the year ended December 31, 2024, the Company recognized $242.4 million of investments at principal ($11.0 million of which was unfunded) from the Macquarie Financing Providers. As of December 31, 2025 and 2024, there were no forward obligations to settle the purchase of Macquarie Warehouse Investments from the Macquarie Financing Providers.

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

Until such time as the Company satisfied the Warehouse Conditions, which occurred on April 8, 2024, the Company had no obligation to purchase the Cliffwater Warehouse Investments nor be entitled to any benefits or subject to any obligations under the Cliffwater Facility Agreement. During the year ended December 31, 2024, the Company recognized $135.1 million of investments at principal ($4.7 million of which was unfunded) from the Cliffwater Financing Provider. As of December 31, 2025 and 2024, there were no forward obligations to settle the purchase of Cliffwater Warehouse Investments from the Cliffwater Financing Provider.

The price the Company paid to purchase the Cliffwater Warehouse Investments was based on the cash amount paid by the Cliffwater Financing Provider plus, among other amounts, accrued and unpaid interest, the portion of the original issue discount and fees attributable to the Cliffwater Financing Provider’s holding period and a financing fee of up to 150 basis points (the “Cliffwater Financing Fee”).

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

As of July 1, 2025, in reliance upon exemptive relief issued to the Company by the SEC, all of the Company’s outstanding Common Shares were converted into three separate classes: Class I Common Shares, Class D Common Shares and Class S Common Shares. All outstanding Common Shares immediately prior to the Share Class Conversion were subject to the same shareholder servicing and/or distribution fee as that applicable to the Class D Common Shares. Accordingly, for all periods prior to July 1, 2025, all share class activity for the existing Common Shares are presented under Class D Common Shares.

Until the release of proceeds from escrow, the per share purchase price for Common Shares in the Private Offering was $25.00 per share. Thereafter, the purchase price per share equals the NAV per share, as of the effective date of the monthly share purchase date. The Managing Dealer will use its best efforts to sell shares but is not obligated to purchase or sell any specific amount of shares in the Private Offering.

The following table summarizes transactions in Common Shares during the year ended December 31, 2025:

	Shares	Amount
CLASS I
Subscriptions	2,496,703	$67,044
Share transfers between classes	8,838,263	233,869
Distributions reinvested	60,330	1,616
Share repurchases	(4,262)	(115)
Early repurchase deduction	—	1
Net increase (decrease)	11,391,034	$302,415
CLASS D
Subscriptions	17,454,736	$460,484
Share transfers between classes	(8,838,778)	(233,883)
Distributions reinvested	1,907,689	50,216
Share repurchases	(903,346)	(24,167)
Early repurchase deduction	—	4
Net increase (decrease)	9,620,301	$252,654
CLASS S
Subscriptions	—	$—
Share transfers between classes	515	14
Distributions reinvested	—	—
Share repurchases	—	—
Early repurchase deduction	—	0
Net increase (decrease)	515	$14
Total net increase (decrease)	21,011,850	$555,083

The following table summarizes transactions in Common Shares during the year ended December 31, 2024:

	Shares	Amount
CLASS D
Subscriptions	25,590,878	$656,237
Share transfers between classes	—	—
Distributions reinvested	398,126	10,413
Share repurchases	(904,819)	(23,516)
Early repurchase deduction	—	456
Net increase (decrease)	25,084,185	$643,590

The following table summarizes transactions in Common Shares during the year ended December 31, 2023:

	Shares	Amount
CLASS D
Subscriptions	100	$3
Share transfers between classes	—	—
Distributions reinvested	—	—
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	100	$3

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

Distributions

The Company declared monthly distribution amounts per share of Class I Common Shares, Class D Common Shares and Class S Common Shares payable quarterly in arrears. The record date for each distribution was the last calendar date of the month in which such distribution was declared. The following tables present distributions that were declared during the year ended December 31, 2025:

		Class I
Declaration Date	Payment Date	Base Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
July 23, 2025	October 31, 2025	$0.1380	$—	$0.1380	$1,098
August 26, 2025	October 31, 2025	0.1380	—	0.1380	1,136
September 24, 2025	October 29, 2025	0.1380	—	0.1380	1,297
September 24, 2025	October 31, 2025	—	0.1000	0.1000	940
October 27, 2025	January 30, 2026	0.1380	—	0.1380	1,366
November 26, 2025	January 30, 2026	0.1390	—	0.1390	1,391
December 24, 2025	January 28, 2026	0.1390	—	0.1390	1,584
December 24, 2025	January 30, 2026	—	0.1000	0.1000	1,139
Total		$0.8300	$0.2000	$1.0300	$9,951

		Class D
Declaration Date	Payment Date	Base Distribution Per Share(1)	Special Distribution Per Share	Total Distribution Per Share(1)	Distribution Amount
January 29, 2025	April 30, 2025	$0.1340	$—	$0.1340	$3,620
February 26, 2025	April 30, 2025	0.1340	—	0.1340	3,777
March 27, 2025	April 28, 2025	0.1340	—	0.1340	4,142
March 27, 2025	April 30, 2025	—	0.1000	0.1000	3,091
April 25, 2025	July 31, 2025	0.1326	—	0.1326	4,562
May 28, 2025	July 31, 2025	0.1324	—	0.1324	4,814
June 24, 2025	July 29, 2025	0.1326	—	0.1326	4,931
June 24, 2025	July 31, 2025	—	0.1500	0.1500	5,579
July 23, 2025	October 31, 2025	0.1324	—	0.1324	4,025
August 26, 2025	October 31, 2025	0.1324	—	0.1324	4,178
September 24, 2025	October 29, 2025	0.1325	—	0.1325	4,200
September 24, 2025	October 31, 2025	—	0.1000	0.1000	3,170
October 27, 2025	January 30, 2026	0.1323	—	0.1323	4,396
November 26, 2025	January 30, 2026	0.1335	—	0.1335	4,600
December 24, 2025	January 28, 2026	0.1333	—	0.1333	4,678
December 24, 2025	January 30, 2026	—	0.1000	0.1000	3,510
Total		$1.5960	$0.4500	$2.0460	$67,273

		Class S
Declaration Date	Payment Date	Base Distribution Per Share(1)	Special Distribution Per Share	Total Distribution Per Share(1)	Distribution Amount
July 23, 2025	October 31, 2025	$0.1189	$—	$0.1189	$0
August 26, 2025	October 31, 2025	0.1188	—	0.1188	0
September 24, 2025	October 29, 2025	0.1194	—	0.1194	0
September 24, 2025	October 31, 2025	—	0.1000	0.1000	0
October 27, 2025	January 30, 2026	0.1187	—	0.1187	0
November 26, 2025	January 30, 2026	0.1202	—	0.1202	0
December 24, 2025	January 28, 2026	0.1195	—	0.1195	0
December 24, 2025	January 30, 2026	—	0.1000	0.1000	0
Total		$0.7155	$0.2000	$0.9155	$0

(1)Base distributions per share are net of shareholder servicing and/or distribution fees. The Managing Dealer agreed to waive the shareholder servicing and/or distribution fee from the Initial Closing through March 31, 2025.

The following table presents distributions that were declared during the year ended December 31, 2024:

		Class D
Declaration Date	Payment Date	Base Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
April 30, 2024	July 31, 2024	$0.1000	$—	$0.1000	$883
May 29, 2024	July 31, 2024	0.1310	—	0.1310	1,634
June 26, 2024	July 31, 2024	0.1320	—	0.1320	2,059
July 24, 2024	October 31, 2024	0.1320	—	0.1320	2,430
August 27, 2024	October 31, 2024	0.1330	—	0.1330	2,678
September 26, 2024	October 28, 2024	0.1330	—	0.1330	2,845
September 26, 2024	October 31, 2024	—	0.2000	0.2000	4,278
October 23, 2024	January 30, 2025	0.1330	—	0.1330	3,156
November 27, 2024	January 28, 2025	0.1330	—	0.1330	3,287
November 27, 2024	January 30, 2025	—	0.4000	0.4000	9,889
December 23, 2024	January 28, 2025	0.1340	—	0.1340	3,483
December 23, 2024	January 30, 2025	—	0.3500	0.3500	9,096
Total		$1.1610	$0.9500	$2.1110	$45,718

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

Through December 31, 2025, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement avoids distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its Common Shares during the year ended December 31, 2025:

	Class I		Class D		Class S
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.0300	$9,951	$2.0460	$67,273	$0.9155	$0
Net realized gains	—	—	—	—	—	—
Total	$1.0300	$9,951	$2.0460	$67,273	$0.9155	$0

The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its Common Shares during the year ended December 31, 2024:

	Class D
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

The following tables summarize the share repurchases completed during the years ended December 31, 2025 and 2024:

Repurchase Deadline Request	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased(2)	Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased(1)
March 4, 2025	5.00%	March 31, 2025	$—	—	—%
May 30, 2025	5.00%	June 30, 2025	$10,734	405,989	1.31%
August 29, 2025	5.00%	September 30, 2025	$2,817	105,214	0.29%
December 2, 2025	5.00%	December 31, 2025	$10,731	396,405	0.97%

Repurchase Deadline Request	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased(2)	Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased(1)
August 29, 2024	5.00%	September 30, 2024	$—	—	—%
December 2, 2024	5.00%	December 31, 2024	$23,516	904,819	4.23%

(1)Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.
(2)Amounts not inclusive of Early Repurchase Deduction, if applicable.

Note 10. Financial Highlights and Senior Securities

The following are the financial highlights for the year ended December 31, 2025:

	Year Ended December 31, 2025
	Class I (6)	Class D	Class S (6)
Per Share Data:
Net asset value, beginning of period	$26.44	$25.99	$26.44
Net investment income (1)	1.13	2.73	1.01
Net unrealized and realized gain (loss) (2)	0.53	0.40	0.54
Net increase (decrease) in net assets resulting from operations	1.66	3.13	1.55
Distributions from net investment income (3)	(1.03)	(2.05)	(0.92)
Distributions from net realized gains (3)	—	—	—
Net increase (decrease) in net assets from shareholders' distributions	(1.03)	(2.05)	(0.92)
Early repurchase deduction fees (7)	—	—	—
Total increase (decrease) in net assets	0.63	1.08	0.63
Net asset value, end of period	$27.07	$27.07	$27.07
Shares outstanding, end of period	11,391,034	34,704,586	515
Total return based on NAV (4)	6.34%	12.39%	5.89%
Ratios:
Ratio of net expenses to average net assets (5)	8.40%	6.53%	9.22%
Ratio of net investment income to average net assets (5)	8.65%	10.27%	7.78%
Portfolio turnover rate	7.30%	14.04%	7.30%
Supplemental Data:
Net assets, end of period	$308,404	$939,596	$14
Asset coverage ratio	234.4%	234.4%	234.4%

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
(5)For the year ended December 31, 2025, amounts are annualized except for the capital gains incentive fee, management fee and income based incentive fee waivers, shareholder servicing and/or distribution fee waiver and excise tax expense. For the year ended December 31, 2025, the ratio of total Operating Expenses to average net assets was 8.58%, 8.44% and 9.41% on an annualized basis, excluding the effect of expense support/(recoupment), shareholder servicing and/or distribution fees waiver, and management fee and income based incentive fee waivers by the Adviser which represented 0.18%, 1.91% and 0.19% of average net assets for Class I Common Shares, Class D Common Shares and Class S Common Shares, respectively.
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

The following is information about the Company’s senior securities as of the dates indicated in the table below (dollar amounts in thousands):

	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
December 31, 2025	$578,709	2,343.8	—	N/A
December 31, 2024	$289,761	3,249.7	—	N/A
August 2028 Notes
December 31, 2025	$150,000	2,343.8	—	N/A
August 2030 Notes
December 31, 2025	$200,000	2,343.8	—	N/A

(1)Total amount of each class of senior securities outstanding at the end of the period presented.
(2)Asset coverage per unit is the ratio of the carrying value of our total assets, less all liabilities excluding indebtedness represented by senior securities in this table, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness and is calculated on a consolidated basis.
(3)The amount to which such class of senior security would be entitled upon our involuntary liquidation in preference to any security junior to it. The "—" in this column indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.
(4)Not applicable because the senior securities are not registered for public trading.

Note 11. Income Taxes

Taxable income differs from net increase (decrease) in net assets resulting from operations primarily due to: (1) unrealized appreciation (depreciation) on investments, as gains and losses are generally not included in taxable income until they are realized; (2) income or loss recognition on exited investments; (3) income or loss recognition on foreign currency transactions; (4) significant debt modifications and (5) other non-deductible expenses.

The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and non-deductible expenses, among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital, undistributed net investment income or undistributed net realized gains on investments, as appropriate. For the years ended December 31, 2025 and 2024, permanent differences were as follows:

	Year Ended December 31,
	2025	2024
Distributable earnings (loss)	$1,976	$1,370
Paid in Capital	$(1,976)	$(1,370)

During the years ended December 31, 2025 and 2024, permanent differences were principally related to non-deductible offering costs and other nondeductible expenses.

The following reconciles the increase in net assets resulting from operations to taxable income for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Net increase (decrease) in net assets resulting from operations	$118,281	$53,999
Net unrealized (appreciation) depreciation	(29,073)	(5,605)
Realized gain (loss) for tax not included in book income	4,238	67
Non-deductible expenses and other permanent book/tax differences	1,976	1,370
Other temporary book/tax differences	8,686	1,365
Taxable income	$104,108	$51,196

The components of accumulated gains / losses as calculated on a tax basis for the years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
	2025	2024
Distributable ordinary income	$22,312	$4,113
Distributable capital gains/(losses)	(4,305)	(67)
Net unrealized appreciation/(depreciation)	34,677	5,605
Total accumulated under-distributed (over-distributed) earnings	$52,684	$9,651

The cost and unrealized gain (loss) of the Company’s investments, as calculated on a tax basis, at years ended December 31, 2025 and 2024 was as follows:

	Year Ended December 31,
	2025	2024
Gross unrealized appreciation	$45,998	$9,733
Gross unrealized depreciation	(17,832)	(4,598)
Net unrealized appreciation (depreciation)	$28,166	$5,135

Tax cost of investments	$2,149,655	$979,818

The difference between U.S. GAAP-basis and tax basis unrealized gains (losses) is attributable primarily to net mark to market foreign currency gains (losses) on investments and significant modification of debt securities.

Under the Regulated Investment Company Modernization Act of 2010, net capital losses recognized by the Company may get carried forward indefinitely, and retain their character as short‐term and/or long‐term losses. Any such losses will be deemed to arise on the first day of the next taxable year. Capital losses for the year ended December 31, 2025, which will be deemed to arise on the first day of the tax year ended December 31, 2026, were as follows:

Year Ended December 31,
2025
Short-term	$4,164
Long-term	$—

All of the distributions declared during the years ended December 31, 2025 and 2024 were derived from ordinary income, as determined on a tax basis and 86.8% and 88.6%, respectively, of distributed ordinary income qualified as interest related dividends which is exempt from U.S. withholding tax applicable to non-U.S. shareholders.

Management has analyzed the Company’s tax positions taken, or to be taken, on federal income tax returns for all open tax years and has concluded that no provision for income tax is required in the Company’s consolidated financial statements. The Company’s federal tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed.

Note 12. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no additional subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the consolidated financial statements as of December 31, 2025, except as discussed below.

Subscriptions

The Company received $19.9 million of net proceeds relating to the issuance of Class I Common Shares, Class D Common Shares, and Class S Common Shares for subscriptions effective January 1, 2026.

The Company received $15.4 million of net proceeds relating to the issuance of Class I Common Shares, Class D Common Shares, and Class S Common Shares for subscriptions effective February 1, 2026.

The Company received $45.6 million of net proceeds relating to the issuance of Class I Common Shares, Class D Common Shares, and Class S Common Shares for subscriptions effective March 1, 2026.

Distributions Declarations

On January 27, 2026, the Company declared net distributions of $0.1390 per Class I Common Share, $0.1333 per Class D Common Share, and $0.1195 per Class S Common Share, all of which are payable on or about February 27, 2026 to shareholders of record as of January 31, 2026.

On February 27, 2026, the Company declared net distributions of $0.1390 per Class I Common Share, $0.1338 per Class D Common Share, and $0.1213 per Class S Common Share, all of which are payable on or about March 31, 2026 to shareholders of record as of February 28, 2026.

Share Repurchase

The Company estimates that approximately 1.1 million of its Common Shares, or 2.3% of its outstanding common shares as of December 31, 2025, were validly tendered and not withdrawn pursuant to the Company’s offer to purchase shares that expired on March 3, 2026 under its share repurchase program. The purchase price per share for each share tendered and accepted for purchase by the Company pursuant to such offer will be disclosed in May 2026 after the Company determines its net asset value per share as of March 31, 2026.

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

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on this evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

(c) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the fiscal quarter ended December 31, 2025, none of our trustees or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Section 13(r)

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.1 of this report, which includes disclosures regarding activities at Malaysia Airport Holdings Berhad in March 2025, in which certain funds and entities affiliated with Global Infrastructure Management, LLC, a consolidated subsidiary of BlackRock, Inc., obtained a minority non-controlling interest.

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

Our Board consists of five members, four of whom are not “interested persons” of the Company or of the Adviser as defined in Section 2(a)(19) of the 1940 Act and are “independent,” as determined by our Board. We refer to these individuals as our Independent Trustees. Our Board elects our executive officers, who serve at the discretion of the Board.

Trustees

Information regarding the Board is as follows:

Name	Year of Birth	Position	Trustee Since
Interested Trustee*:
Michael Patterson	1974	Trustee, Chairperson and Chief Executive Officer	2023
Independent Trustees:
Randall Lauer	1959	Trustee	2023
Robin Melvin	1963	Trustee	2023
Donna Milia	1974	Trustee	2023
Robert Van Dore	1959	Trustee	2023

The address for each trustee is c/o HPS Corporate Capital Solutions Fund, 40 West 57th Street, 33rd Floor, New York, NY 10019. While we do not intend to list our shares on any securities exchange, if any class of our shares is listed on a national securities exchange, our Board will be divided into three classes of trustees serving staggered terms of three years each.

*On July 1, 2025, Colbert Cannon and Grishma Parekh resigned from the Board upon the closing of the HPS/BlackRock Transaction in order to comply with the Section 15(f) safe harbor provisions of the 1940 Act. Mr. Cannon and Ms. Parekh continue to serve in their existing roles at HPS and the Adviser and, with respect to Mr. Cannon, as our President and a member of our Investment Committee. Neither Mr. Cannon’s notice nor Ms. Parekh’s resignation from the Board were the result of any disagreement with us on any matter relating to our operations, policies or practices.

Executive Officers Who are Not Trustees

Information regarding our executive officers who are not Trustees is as follows:

Name	Year of Birth	Position
Robert Busch	1982	Chief Financial Officer and Principal Accounting Officer
Colbert Cannon*	1975	President
Eric Smith**	1984	Chief Compliance Officer
Tyler Thorn	1978	Secretary
Philip Lee	1986	Assistant Secretary

* On August 5, 2025, Colbert Cannon was appointed as our President.
** On October 9, 2025, Gregory MacCordy resigned as our former Chief Compliance Officer. Eric Smith was appointed as our Chief Compliance Officer.

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

Interested Trustees

Michael Patterson, Trustee and Chief Executive Officer. Mr. Patterson is Co-President and a Founding Partner of HPS Investment Partners where he is the Portfolio Manager for the HPS Specialty Loan Funds and the Core Senior Lending Funds. In addition, Mr. Patterson is a member of BlackRock’s Global Executive Committee and a Senior Managing Director in the Private Financing Solutions (PFS) Executive Office, which leads BlackRock’s private credit, GP/LP solutions, and liquid and private credit CLO businesses. Mr. Patterson joined HPS at its inception in 2007, establishing the European business before returning to the United States in 2009. Before joining HPS, Mr. Patterson was with Silver Point Capital in the U.S. and Europe and the Goldman Sachs Principal Investing Area in New York. Prior to his investing career, Mr. Patterson served as an officer in the United States Navy. He serves on the Dean’s Advisory Council for the Radcliffe Institute of Advanced Studies at Harvard. Mr. Patterson holds an AB in Applied Mathematics from Harvard College and an MBA from Stanford University’s Graduate School of Business, where he was an Arjay Miller Scholar. Mr. Patterson joined the Board of the Company in December 2023, and also serves as an Interested Trustee on the Board of HPS Corporate Lending Fund.

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

Executive Officers Who are not Trustees

Colbert Cannon, President. Mr. Cannon is a Managing Director at HPS. Prior to joining HPS in 2017, Mr. Cannon was a Partner and Director of Research at Wingspan Investment Management, a distressed credit investment firm launched in 2013. Prior to Wingspan, Mr. Cannon was a Managing Director at Glenview Capital, where he led the Credit Investment effort from 2009 to 2012. Prior to joining Glenview, Mr. Cannon was a Principal at Audax Group, a Boston-based Private Equity firm. Mr. Cannon began his career in Mergers and Acquisitions Investment Banking at Goldman Sachs. Mr. Cannon holds an AB in Social Studies from Harvard College. Mr. Cannon served as a Trustee from December 2023 until July 1, 2025.

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

Eric Smith, Chief Compliance Officer. Mr. Smith is a Senior Principal Consultant at ACA Group. Mr. Smith serves as outsourced chief compliance officer and consultant for various registered investment advisers, registered investment companies, business development companies and other entities. He has over 17 years of regulatory and financial services experience. Prior to ACA Group, most recently, Mr. Smith worked at Charles Schwab, where he was Compliance Director of Asset Management. Prior to this, Mr. Smith held various roles at Nuveen, where he served as a business-line compliance officer for the firm’s private placements division and played a central role in developing and running the compliance program for a business development company. Mr. Smith has also held various other industry roles, including as a Compliance Associate in TIAA’s asset management division and in client-facing and supervision roles within the wealth management industry. Mr. Smith graduated from the University of Colorado with a BA in Economics.

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

Philip Lee, Assistant Secretary. Mr. Lee is an Executive Director at HPS. Prior to joining HPS in 2022, Mr. Lee was an Associate at Simpson Thacher & Bartlett LLP in the Private Funds Group. Prior to Simpson Thacher & Bartlett LLP, Mr. Lee was an Associate at Fried, Frank, Harris, Shriver & Jacobson LLP in the Asset Management Group. Mr. Lee has held prior roles at King & Wood Mallesons LLP and ITG. Mr. Lee holds a BA in Political Science from Swarthmore College and a JD from Columbia Law School.

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

A copy of the charter of the Audit Committee is available in print to any shareholder who requests it, and it is also available on our website at www.hcapbdc.com.

Nominating and Governance Committee. The Nominating and Governance Committee operates pursuant to a charter that has been approved by our Board. The charter sets forth the responsibilities of the Nominating and Governance Committee, including making nominations for the appointment or election of Independent Trustees, considering nominees to the Board recommended by a shareholder, if such shareholder complies with the advance notice provisions of our Bylaws, and establishing compensation for Independent Trustees. The Nominating and Governance Committee also has principal oversight over the process used to approve certain co-investments for the Company.

The Nominating and Governance Committee consists of Randall Lauer, Robin Melvin, Donna Milia and Robert Van Dore, all of whom are considered independent for purposes of the 1940 Act. Robin Melvin serves as the chair of the Nominating and Governance Committee.

A copy of the charter of the Nominating and Governance Committee will be available in print to any shareholder who requests it, and it is also available on our website at www.hcapbdc.com.

Board Leadership Structure

Our business and affairs are managed under the direction of our Board. Among other things, our Board sets broad policies for us, approves the appointment of our investment adviser, administrator and officers, and has oversight of the valuation process used to establish our NAV. The role of our Board, and of any individual Trustee, is one of oversight and not of management of our day-to-day affairs.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, members of our Board, and persons who own more than ten percent of our shares to file initial reports of ownership and reports of changes in ownership with the SEC and furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us, we believe that, with respect to the fiscal year ended December 31, 2025, such persons complied with all such filing requirements.

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

Dollar Range of Equity Securities Beneficially Owned by Directors

The following table sets forth the dollar range of equity securities of the Company beneficially owned by each trustee of March 17, 2026:

Name and Address	Dollar Range of Equity Securities in the Company(1)(2)	Dollar Range of Equity Securities in the Fund Complex(3)
Interested Trustee
Michael Patterson	Over $100,000	Over $100,000
Independent Trustees
Randall Lauer	—	—
Robin Melvin	—	—
Donna Milia	—	—
Robert Van Dore	—	—

(1)Dollar ranges are as follows: none, $1 – $10,000, $10,001 – $50,000, $50,001 – $100,000, or over $100,000.
(2)Dollar ranges were determined using the number of shares that are beneficially owned as of March 17, 2026, multiplied by our net asset value per share as of December 31, 2025.
(3)For purposes of this Annual Report on Form 10-K, the term “Fund Complex” is defined to include us and HPS Corporate Lending Fund, a BDC managed by the Adviser.

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

				Annual Committee Chair Cash Retainer
Company NAV	Annual Cash Retainer	Board Meeting Fee	Committee Meeting Fee	Audit	Nominating and Governance
Less than $1bn	$50,000	$2,500	$1,000	$15,000	$10,000
$1bn - $1.5bn	$75,000	$2,500	$1,000	$15,000	$10,000
$1.5bn - $2bn	$100,000	$2,500	$1,000	$15,000	$10,000
More than $2bn	$125,000	$2,500	$1,000	$15,000	$10,000

	Total Compensation earned from the Company for Fiscal Year 2025 (2)	Total Compensation earned from the Fund Complex for Fiscal Year 2025 (3)
Interested Trustees
Michael Patterson (1)	None	None
Colbert Cannon (1)(4)	None	None
Grishma Parekh (1)(4)	None	None
Independent Trustees
Randall Lauer	$78,500	$219,500
Robin Melvin	$93,000	$248,500
Donna Milia	$83,000	$228,500
Robert Van Dore	$98,000	$258,500

(1)These are interested trustees and, as such, do not receive compensation from us for their services as trustees.
(2)The Company does not have a profit-sharing plan, and trustees do not receive any pension or retirement benefits from us.
(3)For purposes of this Annual Report on Form 10-K, the term “Fund Complex” is defined to include the Company and HPS Corporate Lending Fund, a BDC managed by the Adviser.
(4)Effective July 1, 2025, Colbert Cannon and Grishma Parekh no longer serve as Trustees of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth, as of March 17, 2026, the beneficial ownership of each current trustee, our executive officers, each person known to us to beneficially own 5% or more of the outstanding shares, and the executive officers and trustees as a group. Percentage of beneficial ownership is based on 48,120,540 shares outstanding as of March 17, 2026 (excluding March 1, 2026 subscriptions since the issuance price is not yet finalized at the date of this filing).

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

	Type of Ownership	Number of Shares	Percentage
Interested Trustee
Michael Patterson	Beneficial	465,680	*
Independent Trustees
Randall Lauer	—	—	—
Robin Melvin	—	—	—
Robert Van Dore	—	—	—
Donna Milia	—	—	—
Executive Officers Who Are Not Trustees
Colbert Cannon	Record	4,000	*
Robert Busch	—	—	—
Eric Smith	—	—	—
Tyler Thorn	—	—	—
Philip Lee	—	—	—
All officers and Trustees as a group (10 persons)(1)

* Less than 1%

(1)The address for all of our officers and Trustees is HPS Corporate Capital Solutions Fund, c/o HPS Investment Partners, LLC, 40 West 57th Street, 33rd Floor New York, NY 10019.

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

The closing of the HPS/BlackRock Transaction on July 1, 2025 resulted in the automatic termination of the investment advisory agreement entered into on January 9, 2024 with the Adviser (as in effect prior to its deemed termination as of July 1, 2025, the “Prior Investment Advisory Agreement”) under the 1940 Act. Prior thereto, the Board approved a new investment advisory agreement between the Company and the Adviser (the “Investment Advisory Agreement”), which replaced the Prior Investment Advisory Agreement and became effective at the closing of the HPS/BlackRock Transaction. At a special meeting of shareholders held on April 16, 2025, the shareholders of the Company approved the Investment Advisory Agreement, which became effective as of July 1, 2025. The Adviser is responsible for determining the portfolio composition, making investment decisions, monitoring investments, performing due diligence on prospective portfolio companies and providing the Company with such other investment advisory and related services as may reasonably be required for the investment of capital.

Our investment strategy and team, including our executive officers, remain materially unchanged under the Investment Advisory Agreement, and the HPS/BlackRock Transaction is not expected to have a material impact on our operations. All material terms remain unchanged from the Prior Investment Advisory Agreement to the Investment Advisory Agreement, including the management and incentive fees payable by us, except as otherwise described in the proxy statement mailed to our shareholders.

Co-Investment Relief

We and certain affiliates of the Adviser have received an exemptive order from the SEC that permits us to co-invest with certain other persons, including, but not limited to, certain affiliates of the Adviser and certain funds and accounts managed and controlled by the Adviser or its affiliates. Subject to the 1940 Act and the conditions of any such co-investment order issued by the SEC, we may, under certain circumstances, co-invest with certain affiliated accounts in investments that are suitable for us and one or more of such affiliated accounts. Even though we and any such affiliated account co-invest in the same securities, any of these co-investment opportunities may give rise to conflicts of interest or perceived conflicts of interest among us and the other participating funds and/or accounts. To mitigate these conflicts, the Adviser and its affiliates managing other funds and accounts participating in transactions under the order will seek to allocate such transactions for all of the participating investment accounts, including us, on a fair and equitable basis and in accordance with their respective allocation policies, and the other applicable conditions of the co-investment relief.

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

Statement of Policy Regarding Transactions with Related Persons

To the extent that any potential related party transaction is brought to the attention of the Board, the Board will consider any conflicts of interest brought to its attention pursuant to our compliance procedures and policies. Each of our trustees and executive officers is subject to our Code of Ethics, which places restrictions on related party transactions, and is instructed to inform our Chief Compliance Officer or his designee of any potential related party transactions. In addition, each such trustee and executive officer completes a questionnaire designed to elicit information about any potential related party transactions that is reviewed by our Chief Compliance Officer prior to such trustee’s or executive officer’s appointment.

Trustee Independence

For information regarding the independence of our trustees, see “Item 10. Directors, Executive Officers and Corporate Governance.”

Item 14. Principal Accounting Fees and Services.

Audit Fees

PricewaterhouseCoopers LLP, New York, New York, has been appointed by the Board to serve as our independent registered public accounting firm for the fiscal year ended December 31, 2025. We know of no direct financial or material indirect financial interest of PricewaterhouseCoopers LLP in the Company.

Fees included in the audit fees category are those associated with the annual audit of our consolidated financial statements and services that are normally provided in connection with statutory and regulatory filings.

Audit-Related Fees

Audit-related fees are for any services rendered to us that are reasonably related to the performance of the audits or reviews of our consolidated financial statements (but not reported as audit fees). These services include attestation services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

No audit related fees were billed by PricewaterhouseCoopers LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to us, for engagements directly related to our operations and financial reporting, for the years ended December 31, 2025 and 2024.

Tax Fees

Fees included in the tax fees category comprise all services performed by professional staff in the independent registered public accountant’s tax division except those services related to the audits. This category comprises fees for services provided in connection with the preparation and review of our tax returns and tax advice.

No tax fees were billed by PricewaterhouseCoopers LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to us, for engagements directly related to our operations and financial reporting, for the years ended December 31, 2025 and 2024.

All Other Fees

No fees were billed by PricewaterhouseCoopers LLP for products and services provided to us, other than the services reported in “Audit Fees” below, for the years ended December 31, 2025 and 2024.

No fees were billed by PricewaterhouseCoopers LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to us, for engagements directly related to our operations and financial reporting, for the years ended December 31, 2025 and 2024.

Aggregate Non-Audit Fees

No non-audit fees were billed to the Adviser and service affiliates by PricewaterhouseCoopers LLP for non-audit services for the years ended December 31, 2025 and 2024. This includes any non-audit services required to be pre-approved or non-audit services that did not require pre-approval since they did not directly relate to our operations or financial reporting.

Fees

Set forth in the table below are audit fees, audit‑related fees, tax fees and all other fees billed to us by PricewaterhouseCoopers LLP for professional services performed:

	For the year ended December 31,
	2025	2024
Audit Fee	$357,000	$345,500
Audit-Related Fees(1)	—	—
Tax Fees	267,426	107,136
All Other Fees(2)	—	—
Total Fees	$624,426	$452,636

(1)“Audit‑Related Fees” are those fees billed to us by PricewaterhouseCoopers LLP for services provided by PricewaterhouseCoopers LLP in connection with permitted audit services.
(2)“All Other Fees” are those fees, if any, billed to us by PricewaterhouseCoopers LLP in connection with permitted non‑audit services.

Pre-Approval of Audit and Non-Audit Services Provided to the Company

The Audit Committee has established a pre‑approval policy that describes the permitted audit, audit‑related, tax and other services to be provided by PricewaterhouseCoopers LLP, our independent registered public accounting firm. The policy requires that the Audit Committee pre‑approve the audit and non‑audit services performed by the independent auditor in order to assure that the provision of such service does not impair the auditor’s independence.

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
3.Exhibits – The following is a list of all exhibits filed as a part of this annual report on Form 10-K, including those incorporated by reference.

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

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description of Exhibits
3.1	Second Amended and Restated Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K (File No. 814-01715), filed on April 11, 2024).

3.6	By-laws of the Company (incorporated by reference to Exhibit 3.6 to the Registration Statement on Form 10 (File No.000-56614), filed on January 16, 2024).

4.1	Form of Subscription Agreement*

4.2	Description of Securities.*

10.1
Investment Advisory Agreement, dated as of July 1, 2025, by and between HPS Corporate Capital Solutions Fund, and HPS Advisors, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01715), filed on July 1, 2025).

10.2
Administration Agreement, dated as of July 1, 2025, by and between HPS Corporate Capital Solutions Fund, and HPS Investment Partners, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 814-01715), filed on July 1, 2025).

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

10.6
Managing Dealer Agreement, dated as of July 1, 2025, by and between HPS Corporate Capital Solutions Fund, and HPS Securities, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 814-01715), filed on July 1, 2025).

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

10.11
Commitment Increase Agreement, dated as of February 4, 2025, by and among HPS Corporate Capital Solutions Fund, Apple Bank, as assuming lender and JPMorgan Chase Bank, N.A., as administrative agent and issuing bank, and Sumitomo Mitsui Banking Corporation, as issuing bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01715), filed on February 5, 2025).

10.12
Commitment Increase Agreement, dated as of February 21, 2025, by and among HPS Corporate Capital Solutions Fund, Canadian Imperial Bank of Commerce, as assuming lender and JPMorgan Chase Bank, N.A., as administrative agent and issuing bank, and Sumitomo Mitsui Banking Corporation, as issuing bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01715), filed on February 25, 2025).

10.13
Amendment No. 1 to Senior Secured Revolving Credit Agreement, dated as of April 23, 2025, by and among HPS Corporate Capital Solutions Fund, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01715), filed on April 28, 2025).

10.14
Commitment Increase Agreement, dated as of August 7, 2025, by and among HPS Corporate Capital Solutions Fund, Natixis, New York Branch, as increasing lender and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01715), filed on August 8, 2025).

10.15
Master Note Purchase Agreement, dated August 13, 2025, by and among HPS Corporate Capital Solutions Fund, and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01715), filed on August 13, 2025).

10.16
Commitment Increase Agreement, dated as of September 26, 2025, by and among HPS Corporate Capital Solutions Fund, Wells Fargo Bank, National Association, as assuming lender, Goldman Sachs Bank USA, as increasing lender, JPMorgan Chase Bank, N.A., as administrative agent and as issuing bank and Sumitomo Mitsui Banking Corporation, as issuing bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01715), filed on September 26, 2025).

10.17
Commitment Increase Agreement, dated as of November 5, 2025, by and among HPS Corporate Capital Solutions Fund, Crédit Agricole Corporate and Investment Bank, as assuming lender, JPMorgan Chase Bank, N.A., as administrative agent and as issuing bank and Sumitomo Mitsui Banking Corporation, as issuing bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01715), filed on November 6, 2025).

10.18	Multiple Class Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 8-A (File No. 000-56614), filed on July 25, 2025).

10.19	Distribution and Servicing Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 8-A (File No. 000-56614), filed on July 25, 2025).

14.1	The Company’s Code of Ethics*

14.2	The Adviser’s Code of Ethics*

19.1	Insider Trading Policies and Procedures (included in Exhibit 14.2)

21.1	Subsidiaries*

24	Power of Attorney*

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Disclosure Pursuant to Section 13(r) of the Exchange Act*

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

*Filed herewith.
Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HPS Corporate Capital Solutions Fund

Date: March 24, 2026	/s/ Michael Patterson
Michael Patterson
Chairperson, Chief Executive Officer and Trustee

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated on March 24, 2026.

Name	Title
/s/ Michael Patterson	Chairperson, Chief Executive Officer and Trustee
Michael Patterson	(Principal Executive Officer)

/s/ Robert Busch	Chief Financial Officer and Principal Accounting Officer
Robert Busch

/s/ Randall Lauer*	Trustee
Randall Lauer

/s/ Robin Melvin*	Trustee
Robin Melvin

/s/ Donna Milia*	Trustee
Donna Milia

/s/ Robert Van Dore*	Trustee
Robert Van Dore

*By: /s/ Tyler Thorn
Tyler Thorn
As Agent or Attorney-in-Fact

The original powers of attorney authorizing Tyler Thorn to execute this Annual Report on Form 10-K, and any amendments thereto, for the trustees of the Registrant on whose behalf this Amendment is filed have been executed and filed as an Exhibit hereto.