Form 10-Q
period 2026-03-31
HPS Corporate Capital Solutions Fund
filed 2026-05-15
CIK 1989817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-Q
_____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The Registrant’s Common Shares, $0.01 par value per share, outstanding as of May 11, 2026 was 12,054,844, 37,807,045 and 515 of Class I, Class D and Class S common shares, respectively. Common Shares outstanding exclude May 1, 2026 subscriptions since the issuance price is not yet finalized at the date of this filing.

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

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

HPS Corporate Capital Solutions Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
ASSETS	(Unaudited)
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $2,172,559 and $2,128,768 at March 31, 2026 and December 31, 2025, respectively)	$2,197,284	$2,169,305
Non-controlled/affiliated investments (amortized cost of $9,556 and $9,436 at March 31, 2026 and December 31, 2025, respectively)	8,288	8,516
Total investments at fair value (amortized cost of $2,182,115 and $2,138,204 at March 31, 2026 and December 31, 2025, respectively)	2,205,572	2,177,821
Cash	44,265	14,402
Cash equivalents	5,812	9,700
Interest receivable from non-controlled/non-affiliated investments	20,023	19,386
Interest receivable from non-controlled/affiliated investments	92	46
Dividend receivable from non-controlled/non-affiliated investments	8	—
Deferred financing costs	5,527	5,865
Deferred offering costs	105	196
Derivative assets, at fair value (Note 6)	1,290	733
Receivable for investments	62,134	13,310
Other assets	1,315	263
Total assets	$2,346,143	$2,241,722
LIABILITIES
Debt (net of unamortized debt issuance costs of $1,653 and $1,778 at March 31, 2026 and December 31, 2025, respectively)	$961,820	$927,664
Payable for investments purchased	4,876	154
Interest payable	4,095	10,194
Due to affiliates	4,075	5,593
Distribution payable (Note 9)	14,724	22,664
Derivative liabilities, at fair value (Note 6)	2,010	3,094
Payable for share repurchases (Note 9)	28,958	10,725
Management fees payable (Note 3)	4,048	3,772
Income based incentive fees payable (Note 3)	4,970	4,683
Capital gains incentive fees payable (Note 3)	2,036	3,685
Shareholder servicing and/or distribution fees payable	217	580
Accrued expenses and other liabilities	354	900
Total liabilities	1,032,183	993,708
Commitments and contingencies (Note 8)
NET ASSETS
Common Shares, $0.01 par value (48,889,809 and 46,096,135 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively)	489	461
Additional paid in capital	1,270,604	1,194,869
Distributable earnings (loss)	42,867	52,684
Total net assets	1,313,960	1,248,014
Total liabilities and net assets	$2,346,143	$2,241,722

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Capital Solutions Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
NET ASSET VALUE PER SHARE	(Unaudited)
Class I Shares:
Net assets	$317,338	$308,404
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	11,807,434	11,391,034
Net asset value per share	$26.88	$27.07
Class D Shares (Note 1):
Net assets	$996,608	$939,596
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	37,081,860	34,704,586
Net asset value per share	$26.88	$27.07
Class S Shares:
Net assets	$14	$14
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	515	515
Net asset value per share	$26.88	$27.07

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Capital Solutions Fund
Consolidated Statements of Operations (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$47,947	$25,508
Payment-in-kind interest income	5,193	4,162
Dividend income	410	—
Other income	389	8
From non-controlled/affiliated investments:
Interest income	52	—
Payment-in-kind interest income	113	—
Total investment income	54,104	29,678
Expenses:
Interest expense	14,619	6,548
Management fees	4,048	2,301
Income based incentive fee	4,970	2,815
Capital gains incentive fee	(1,649)	(335)
Shareholder servicing and/or distribution fees
Class D	611	462
Class S	0	—
Professional fees	630	518
Board of Trustees’ fees	99	84
Administrative service expenses (Note 3)	518	439
Other general & administrative	611	505
Amortization of continuous offering costs	91	445
Total expenses	24,548	13,782
Expense support (Note 3)	—	(2,061)
Recoupment of expense support (Note 3)	414	—
Shareholder servicing and/or distribution fees waived (Note 3)	—	(462)
Management fees waived (Note 3)	—	(2,301)
Income based incentive fees waived (Note 3)	—	(2,815)
Net expenses	24,962	6,143
Net investment income before excise tax	29,142	23,535
Excise tax expense	354	70
Net investment income after excise tax	28,788	23,465
Net realized and change in unrealized gain (loss):
Realized gain (loss):
Non-controlled/non-affiliated investments	731	(364)
Foreign currency forward contracts	587	(931)
Foreign currency transactions	(49)	(267)
Net realized gain (loss)	1,269	(1,562)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(15,813)	2,190
Non-controlled/affiliated investments	(347)	—
Foreign currency forward contracts	3,166	(2,137)
Translation of assets and liabilities in foreign currencies	729	(726)
Net change in unrealized appreciation (depreciation)	(12,265)	(673)
Net realized and change in unrealized gain (loss)	(10,996)	(2,235)
Net increase (decrease) in net assets resulting from operations	$17,792	$21,230
The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Capital Solutions Fund
Consolidated Statements of Changes in Net Assets (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Increase (decrease) in net assets from operations:
Net investment income after excise tax	$28,788	$23,465
Net realized gain (loss)	1,269	(1,562)
Net change in unrealized appreciation (depreciation)	(12,265)	(673)
Net increase (decrease) in net assets resulting from operations	17,792	21,230
Distributions to common shareholders:
Class I	(6,882)	—
Class D	(20,727)	(14,630)
Class S	0	—
Net decrease in net assets resulting from distributions	(27,609)	(14,630)
Share transactions:
Class I:
Proceeds from shares sold	14,240	—
Share transfers between classes	—	—
Distributions reinvested	3,688	—
Repurchased shares, net of early repurchase deduction	(6,604)	—
Net increase (decrease) from share transactions	11,324	—
Class D:
Proceeds from shares sold	66,708	135,148
Share transfers between classes	—	—
Distributions reinvested	20,085	16,984
Repurchased shares, net of early repurchase deduction	(22,354)	—
Net increase (decrease) from share transactions	64,439	152,132
Class S:
Proceeds from shares sold	—	—
Share transfers between classes	—	—
Distributions reinvested	—	—
Repurchased shares, net of early repurchase deduction	0	—
Net increase (decrease) from share transactions	—	—
Total increase (decrease) in net assets	65,946	158,732
Net assets, beginning of period	1,248,014	651,874
Net assets, end of period	$1,313,960	$810,606

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Capital Solutions Fund
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$17,792	$21,230
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	16,160	(2,190)
Net realized (gain) loss on investments	(731)	364
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(3,166)	2,137
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(744)	741
Net accretion of discount and amortization of premium	(3,360)	(1,227)
Amortization of deferred financing costs	338	221
Amortization of debt issuance costs	125	—
Amortization of offering costs	91	445
Payment-in-kind income capitalized	(5,982)	(3,207)
Purchases of investments	(203,337)	(344,539)
Proceeds from sale of investments and principal repayments	169,499	17,383
Changes in operating assets and liabilities:
Interest receivable from non-controlled/non-affiliated investments	(637)	(3,311)
Interest receivable from non-controlled/affiliated investments	(46)	—
Dividend receivable from non-controlled/non-affiliated investments	(8)	—
Receivable for investments	(48,824)	(23,918)
Other assets	(1,052)	103
Payable for investments purchased	4,722	5,353
Interest payable	(6,099)	263
Due to affiliates	(1,518)	(537)
Management fees payable	276	—
Income based incentive fees payable	287	—
Capital gains incentive fees payable	(1,649)	(335)
Shareholder servicing and/or distribution fees payable	(363)	—
Accrued expenses and other liabilities	(546)	—
Net cash provided by (used in) operating activities	(68,772)	(331,024)
Cash flows from financing activities:
Borrowings on debt	162,400	382,300
Repayments of debt	(126,100)	(144,800)
Deferred financing costs paid	—	(249)
Proceeds from issuance of Common Shares	80,948	135,148
Common Shares repurchased, net of early repurchase deduction	(10,725)	(23,060)
Distributions paid in cash	(11,776)	(11,924)
Net cash provided by (used in) financing activities	94,747	337,415
Net increase (decrease) in cash and cash equivalents	25,975	6,391
Cash and cash equivalents, beginning of period	24,102	10,296
Cash and cash equivalents, end of period	$50,077	$16,687

Supplemental information and non-cash activities:
Interest paid during the period	$20,256	$6,285
Distribution payable	$14,724	$14,629
Reinvestment of distributions during the period	$23,773	$16,984
Share repurchases accrued but not paid	$28,958	$—
Taxes paid during the period	$1,229	$—
The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments (Unaudited)
March 31, 2026
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Non-Controlled/Non-Affiliated Investments
First Lien Debt
Aerospace & Defense
Carbon Topco, Inc. (4)(6)(9)				5/1/2030		$1,065	$(16)	$—
Carbon Topco, Inc. (4)(9)(23)	SF +	6.00%	9.67%	11/1/2030		4,549	4,479	4,549
RH Buyer Inc (4)(10)(23)	SF +	6.50%	10.30%	1/17/2031		32,169	31,654	30,791
RH Buyer Inc (4)(10)(23)	SF +	6.50%	10.30%	1/17/2031		3,831	3,770	3,667
Tex-Tech Industries, Inc. (4)(9)(23)	SF +	4.75%	8.41%	1/13/2031		8,956	8,885	8,889
Tex-Tech Industries, Inc. (4)(6)(9)(23)	SF +	4.75%	8.41%	1/13/2031		2,010	1,189	1,191
Tex-Tech Industries, Inc. (4)(6)(9)(23)	SF +	4.75%	8.41%	1/13/2031		1,910	988	989
Valence Surface Technologies LLC (4)(10)(23)	SF +	7.00%	10.67%	6/13/2031		37,636	36,929	37,637
Valence Surface Technologies LLC (4)(10)(23)	SF +	7.00%	10.67%	6/13/2031		4,310	4,225	4,310
Valence Surface Technologies LLC (4)(6)(10)(23)	SF +	7.00%	10.67%	6/13/2031		6,552	6,284	6,414
Valence Surface Technologies LLC (4)(6)(10)				6/13/2031		3,280	(64)	—
WP CPP Holdings, LLC (4)(10)(23)	SF +	6.25%	9.92%	11/30/2029		41,561	40,981	42,318
Total Aerospace & Defense							139,304	140,755	10.71%

Asset Based Lending and Fund Finance
Montagu Lux Finco Sarl (4)(5)(6)(10)(26)	E +	5.50%	7.49%	2/13/2032	EUR	12,327	6,330	6,902
Total Asset Based Lending and Fund Finance							6,330	6,902	0.53%

Automobile Components
ABC Group Holdings Inc (4)(5)(9)(25)	E +	5.88%	7.77%	8/22/2031	EUR	8,572	9,710	9,623
ABC Group Holdings Inc (4)(5)(9)(21)(25)	E +	6.88%	8.77%	8/22/2031	EUR	540	607	601
ABC Technologies Inc (4)(5)(9)(22)	SF +	5.75%	9.42%	8/22/2031		13,578	13,121	13,187
ABC Technologies Inc (4)(5)(9)(21)(22)	SF +	6.71%	10.38%	8/22/2031		866	836	834
Clarios Global LP (7)(22)	SF +	2.75%	6.42%	1/28/2032		1,059	1,057	1,057
Tenneco Inc (8)(23)	SF +	4.75%	8.51%	11/17/2028		5,249	5,191	5,126
Total Automobile Components							30,522	30,428	2.32%

Beverages
Winebow Holdings, Inc. (4)(10)(22)	SF +	6.25%	10.02%	12/31/2027		34,283	34,039	29,185
Total Beverages							34,039	29,185	2.22%

Capital Markets
DRW Holdings LLC (7)(22)	SF +	3.50%	7.17%	6/26/2031		2,430	2,426	2,393
Jump Financial LLC (4)(7)(23)	SF +	3.50%	7.20%	2/26/2032		898	896	899
Total Capital Markets							3,322	3,292	0.25%

Chemicals
Discovery Purchaser Corp (8)(23)	SF +	3.75%	7.42%	10/4/2029		3,047	2,962	3,005
Formerra LLC (4)(10)(22)	SF +	7.25%	11.02%	11/1/2028		5,738	5,713	5,647
Formerra LLC (4)(10)(22)	SF +	7.25%	11.02%	11/1/2028		231	230	227
Fortis 333 Inc (7)(22)	SF +	3.50%	7.17%	3/27/2032		744	743	725
Kensing LLC (4)(10)(23)	SF +	7.25%	11.04%	5/31/2028		2,761	2,756	2,540
Kensing LLC (4)(10)(23)	SF +	7.25%	11.04%	5/31/2028		681	680	626
Kensing LLC (4)(10)(23)	SF +	7.25%	11.04%	5/31/2028		7,732	7,653	7,111
Lummus Technology Holdings V LLC (7)(22)	SF +	2.50%	6.17%	12/31/2029		7,351	7,390	7,308
Total Chemicals							28,127	27,189	2.07%

Commercial Services & Supplies
Allied Universal Holdco LLC (7)(22)	SF +	3.25%	6.92%	8/20/2032		6,523	6,516	6,531
Apex Group Treasury LLC (5)(7)(23)	SF +	3.50%	7.17%	2/27/2032		2,245	2,234	2,053

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments (Unaudited)
March 31, 2026
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
AVSC Holding Corp. (4)(9)(22)	SF +	5.00%	8.67%	12/5/2031	8,161		8,028	8,161
AVSC Holding Corp. (4)(6)(9)(22)	SF +	5.00%	8.67%	12/5/2029	962		159	173
Axiom Buyer, LLC (4)(10)(22)	SF +	6.50%	10.17%	1/14/2030	17,421		17,121	17,170
Axiom Buyer, LLC (4)(6)(10)				1/14/2030	1,905		(40)	(27)
Axiom Buyer, LLC (4)(6)(10)(22)	SF +	6.50%	10.17%	1/14/2030	2,140		1,492	1,498
Certania Beteiligungen GmbH (4)(5)(6)(7)(25)	E +	6.05%	8.10%	5/23/2029	EUR	4,565	2,660	2,635
Certania Beteiligungen GmbH (4)(5)(6)(7)				5/23/2029	EUR	4,206	(109)	(112)
Guardian US Holdco LLC (8)(23)	SF +	3.25%	6.95%	1/31/2030	1,965		1,960	1,900
ImageFIRST Holdings, LLC (7)(23)	SF +	3.00%	6.67%	3/12/2032	1,544		1,541	1,542
NTH Degree Purchaser Inc (4)(10)(23)	SF +	5.25%	8.92%	9/10/2030	11,150		10,985	11,149
NTH Degree Purchaser Inc (4)(6)(10)				9/10/2030	3,422		(60)	—
NTH Degree Purchaser Inc (4)(6)(10)				9/10/2030	1,792		(27)	—
Retail Services WIS Corporation (4)(10)(23)	SF +	6.50%	10.17%	8/29/2030	21,831		21,444	21,393
Retail Services WIS Corporation (4)(6)(10)				8/29/2030	5,186		(98)	(104)
Team, Inc. (4)(10)(23)	SF +	5.75%	9.42%	3/12/2030	12,959		12,729	12,767
Team, Inc. (4)(6)(10)				3/12/2030	3,740		(75)	(55)
Wasserman Media Group, LLC (7)(22)	SF +	2.50%	6.17%	6/23/2032	2,078		2,069	2,073
Total Commercial Services & Supplies							88,529	88,747	6.75%

Communications Equipment
IPC Corp. (4)(10)(21)(23)	SF +	6.58% (incl 1.00% PIK)	10.37%	10/1/2027	5,106		5,021	5,079
Ribbon Communications Operating Company, Inc (4)(5)(10)(22)	SF +	6.25%	9.92%	6/21/2029	7,286		7,192	7,234
Ribbon Communications Operating Company, Inc (4)(5)(6)(10)				6/21/2029	849		(11)	(6)
Total Communications Equipment							12,202	12,307	0.94%

Construction & Engineering
Powerhouse Intermediate, LLC (4)(10)(23)	SF +	6.25%	10.21%	1/12/2027	1,648		1,645	1,634
Powerhouse Intermediate, LLC (4)(10)(23)	SF +	6.25%	10.21%	1/12/2027	819		818	812
Total Construction & Engineering							2,463	2,446	0.19%

Consumer Staples Distribution & Retail
SW Ingredients Holdings, LLC (4)(6)(9)(22)	SF +	5.00%	8.67%	5/2/2030	3,350		507	518
SW Ingredients Holdings, LLC (4)(9)(22)	SF +	5.00%	8.67%	5/2/2030	19,564		19,325	19,389
SW Ingredients Holdings, LLC (4)(6)(9)				5/2/2030	2,434		(33)	(22)
Total Consumer Staples Distribution & Retail							19,799	19,885	1.51%

Containers & Packaging
Capripack Debtco PLC (4)(5)(10)(26)	E +	5.75% (incl 2.50% PIK)	7.78%	1/3/2030	EUR	5,379	5,759	6,214
Capripack Debtco PLC (4)(5)(10)(26)	E +	5.75% (incl 2.50% PIK)	7.78%	1/3/2030	EUR	28,955	30,999	33,451
Clydesdale Acquisition Holdings Inc (8)(22)	SF +	3.18%	6.84%	4/13/2029	2,424		2,420	2,319
Total Containers & Packaging							39,178	41,984	3.20%

Diversified Consumer Services
American Academy Holdings, LLC (4)(6)(16)				6/30/2027	160		—	(6)
American Academy Holdings, LLC (4)(16)(22)	SF +	9.75% (incl 5.25% PIK)	13.53%	6/30/2027	6,909		6,909	6,632
Edmentum Ultimate Holdings LLC (4)(10)(21)(23)	SF +	7.13%	10.95%	7/26/2027	5,323		5,256	5,048
University Support Services LLC (8)(22)	SF +	2.75%	6.42%	2/10/2029	1,883		1,798	1,850
Xponential Fitness LLC (4)(5)(6)(10)				12/6/2030	658		(9)	(8)
Xponential Fitness LLC (4)(5)(10)(22)	SF +	6.75%	10.42%	12/6/2030	11,902		11,735	11,753

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments (Unaudited)
March 31, 2026
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Total Diversified Consumer Services							25,689	25,269	1.92%

Diversified Telecommunication Services
Grain Connect Limited (4)(5)(15)(28)	SN +	8.50% (incl 6.00% PIK)	12.23%	8/8/2030	GBP	2,245	2,930	2,885
Grain Connect Limited (4)(5)(6)(15)(28)	SN +	8.50% (incl 6.00% PIK)	12.47%	8/8/2030	GBP	5,655	638	640
Grain Connect Limited (4)(5)(6)(15)(28)	SN +	8.50% (incl 6.00% PIK)	12.23%	8/3/2030	GBP	571	125	102
Grain Connect Limited (4)(5)(6)(15)(28)	SN +	8.50% (incl 6.00% PIK)	12.23%	8/3/2030	GBP	1,074	9	(32)
Total Diversified Telecommunication Services							3,702	3,595	0.27%

Electric Utilities
IDF 8 Borrower, LLC (4)(15)(19)(21)(23)	SF +	8.50%	12.20%	12/31/2028	2,509		2,385	2,397
IDF 8 Borrower, LLC (4)(15)(23)	SF +	6.00%	9.70%	12/31/2028	3,764		3,578	3,596
Total Electric Utilities							5,963	5,993	0.46%

Electrical Equipment
Arcline FM Holdings LLC (9)(23)	SF +	2.75%	6.45%	6/23/2030	8,339		8,338	8,363
Total Electrical Equipment							8,338	8,363	0.64%

Electronic Equipment, Instruments & Components
CC WDW Borrower, Inc. (4)(10)(23)	SF +	6.75%	10.57%	1/27/2028	3,148		2,995	3,148
Hobbs & Associates LLC (7)(22)	SF +	2.75%	6.42%	7/23/2031	2,473		2,464	2,458
Resilience Parent LLC (7)(23)	SF +	2.50%	6.13%	2/28/2033	1,087		1,084	1,083
Total Electronic Equipment, Instruments & Components							6,543	6,689	0.51%

Entertainment
AMR GP Ltd (4)(5)(7)		10.50% (incl 5.25% PIK)	10.50%	7/10/2034	11,023		10,770	11,023
Endeavor Operating Co LLC (5)(7)(22)	SF +	2.75%	6.42%	3/24/2032	906		903	905
MBS Services Holdings, LLC (4)(10)(17)(23)	SF +	9.50% PIK		4/15/2026	119		111	87
MBS Services Holdings, LLC (4)(10)(17)(23)	SF +	9.50% PIK		4/15/2026	4,232		3,950	3,088
MBS Services Holdings, LLC (4)(10)(17)(23)	SF +	9.50% PIK		4/15/2026	1,109		1,036	810
MBS Services Holdings, LLC (4)(10)(17)(23)	SF +	9.50% PIK		4/15/2026	1,641		1,533	1,198
MBS Services Holdings, LLC (4)(12)(17)(33)	P +	10.00%		4/15/2026	176		164	128
MBS Services Holdings, LLC (4)(12)(17)(33)	P +	10.00%		4/15/2026	109		105	80
Total Entertainment							18,572	17,319	1.32%

Financial Services
Ascensus Holdings, Inc. (8)(22)	SF +	3.00%	6.67%	11/25/2032	433		432	427
Eisner Advisory Group LLC (8)(22)	SF +	4.00%	7.67%	2/28/2031	1,750		1,738	1,672
Focus Financial Partners, LLC (7)(22)	SF +	2.50%	6.17%	9/15/2031	3,503		3,480	3,398
Madonna Bidco Ltd (4)(5)(7)(28)	SN +	5.00%	8.73%	10/25/2031	GBP	5,681	7,247	7,594
Madonna Bidco Ltd (4)(5)(6)(7)(28)	SN +	5.00%	8.73%	10/25/2031	GBP	1,159	51	94
Neon Maple US Debt Mergersub Inc (5)(7)(22)	SF +	2.50%	6.17%	11/17/2031	3,960		3,952	3,886
Orthrus Ltd (4)(5)(7)(28)	SN +	6.25% (incl 2.75% PIK)	9.99%	12/5/2031	GBP	3,946	4,972	5,161
Orthrus Ltd (4)(5)(7)(26)	E +	6.25% (incl 2.75% PIK)	8.29%	12/5/2031	EUR	3,526	3,692	4,028
Orthrus Ltd (4)(5)(10)(23)	SF +	6.25% (incl 2.75% PIK)	9.92%	12/5/2031	9,315		9,188	9,205
Orthrus Ltd (4)(5)(6)(7)				12/5/2031	GBP	794	(16)	(12)

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments (Unaudited)
March 31, 2026
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Orthrus Ltd (4)(5)(10)(23)	SF +	6.25% (incl 2.75% PIK)	9.92%	12/5/2031	1,348		1,329	1,332
Osaic Holdings Inc (7)(23)	SF +	2.50%	6.20%	7/30/2032	5,053		5,042	4,968
PF Finco PTY LTD (4)(5)(10)(29)	B +	6.25%	10.36%	5/30/2030	AUD	10,463	6,617	7,114
PF Finco PTY LTD (4)(5)(6)(10)				5/30/2030	AUD	1,427	(17)	(15)
Priority Holdings, LLC (5)(8)(22)	SF +	3.75%	7.42%	8/2/2032	2,029		2,025	1,984
Travelex Issuerco 2 PLC (4)(5)(12)(28)	SN +	8.00%	11.73%	9/22/2028	GBP	1,675	2,010	2,223
Total Financial Services							51,742	53,059	4.04%

Food Products
Aspire Bakeries Holdings LLC (7)(22)	SF +	3.00%	6.67%	12/23/2030	618		618	620
Total Food Products							618	620	0.05%

Health Care Equipment & Supplies
Agiliti Health, Inc. (7)(23)	SF +	3.00%	6.58%	5/1/2030	1,397		1,333	1,361
Bausch + Lomb Corporation (5)(7)(22)	SF +	3.75%	7.42%	1/15/2031	24,862		24,776	24,947
Ensemble RCM LLC (7)(23)	SF +	3.00%	6.63%	2/9/2033	4,828		4,822	4,782
Femur Buyer Inc (4)(10)(23)	SF +	7.50% PIK	11.17%	10/23/2030	15,762		15,497	15,440
Femur Buyer Inc (4)(6)(10)				10/23/2030	340		—	(7)
Patriot Acquisition Topco Sarl (4)(5)(10)(23)	SF +	4.75%	8.42%	1/28/2028	61		60	61
Patriot Acquisition Topco Sarl (4)(5)(10)(23)	SF +	4.75%	8.42%	1/28/2028	331		330	331
Patriot Acquisition Topco Sarl (4)(5)(6)(10)(23)				1/28/2028	78		—	—
Patriot Acquisition Topco Sarl (4)(5)(10)(23)	SF +	4.75%	8.42%	1/28/2028	513		512	513
Spruce Bidco II Inc (4)(6)(9)(23)	SF +	4.75%	8.37%	1/31/2032	4,493		942	959
Spruce Bidco II Inc (4)(9)(23)	SF +	4.75%	8.45%	1/31/2032	15,472		15,279	15,337
Spruce Bidco II Inc (4)(9)(31)	C +	4.75%	7.00%	1/31/2032	CAD	3,509	2,392	2,501
Spruce Bidco II Inc (4)(9)(32)	TN +	5.00%	5.75%	1/31/2032	JPY	376,927	2,403	2,355
Spruce Bidco II Inc (4)(9)(21)(23)	SF +	5.73%	9.43%	1/31/2032	946		934	938
Total Health Care Equipment & Supplies							69,280	69,518	5.29%

Health Care Providers & Services
Blazing Star Shields Direct Parent, LLC (4)(10)(23)	SF +	6.00%	9.67%	8/28/2030	47,826		46,981	48,783
Blazing Star Shields Direct Parent, LLC (4)(6)(10)				8/28/2030	2,131		(38)	—
BW NHHC Holdco Inc. (4)(12)(23)	SF +	7.25%	10.92%	10/30/2026	25,250		25,056	25,053
Connect America.com LLC (4)(14)(21)(23)	SF +	5.92%	9.62%	10/11/2029	34,738		34,360	31,760
Diagnostic Services Holdings, Inc. (4)(10)(22)	SF +	5.50%	9.17%	3/15/2028	15,287		15,235	15,085
Diagnostic Services Holdings, Inc. (4)(6)(10)(22)	SF +	5.50%	9.17%	3/15/2028	333		195	192
FC Compassus LLC (4)(6)(7)				11/26/2030	2,716		(32)	(20)
FC Compassus LLC (4)(7)(22)	SF +	5.75% (incl 1.50% PIK)	9.42%	11/26/2030	1,658		1,639	1,646
FC Compassus LLC (4)(6)(7)(22)	SF +	5.75% (incl 1.50% PIK)	9.42%	11/26/2030	179		18	19
FC Compassus LLC (4)(7)(21)(22)	SF +	7.03% (incl 2.09% PIK)	10.69%	11/26/2030	13,847		13,690	13,741
FC Compassus LLC (4)(6)(7)(21)(22)	SF +	6.99% (incl 2.07% PIK)	10.65%	11/26/2030	1,502		150	158
Global Medical Response Inc (7)(23)	SF +	3.50%	7.17%	10/1/2032	6,983		6,966	6,969
Indigo Purchaser, Inc. (4)(9)(23)	SF +	4.75%	8.45%	11/21/2031	12,332		12,183	12,455
Indigo Purchaser, Inc. (4)(6)(9)(23)	SF +	4.75%	8.45%	11/21/2031	2,844		540	607
Indigo Purchaser, Inc. (4)(6)(9)				11/21/2031	1,942		(23)	—
Parexel International, Inc. (8)(19)(22)	SF +	2.75%	6.42%	12/12/2031	2,494		2,494	2,489
Precision Medicine Group, LLC (7)(22)	SF +	3.50%	7.17%	8/20/2032	995		990	995
Raven Acquisition Holdings LLC (7)(22)	SF +	3.00%	6.67%	11/19/2031	3,082		3,062	3,027
Raven Acquisition Holdings LLC (6)(7)				11/19/2031	222		(1)	(4)
Solis Mammography Buyer, Inc. (4)(9)(23)	SF +	5.00%	8.70%	5/29/2032	20,056		19,791	19,741

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments (Unaudited)
March 31, 2026
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Solis Mammography Buyer, Inc. (4)(6)(9)				5/29/2032	1,996		(28)	(31)
Solis Mammography Buyer, Inc. (4)(6)(9)				5/29/2030	3,387		(42)	(45)
Southern Veterinary Partners LLC (7)(22)	SF +	2.50%	6.18%	12/4/2031	1,890		1,880	1,876
Syneos Health Inc (7)(23)	SF +	4.00%	7.70%	9/27/2030	4,900		4,907	4,851
TTF Lower Intermediate LLC (7)(23)	SF +	3.75%	7.38%	7/18/2031	3,599		3,555	2,699
WCAS XIII Primary Care Investors, L.P. (4)(10)(23)	SF +	6.25%	9.95%	12/31/2029	16,090		15,807	15,828
WCAS XIII Primary Care Investors, L.P. (4)(10)(23)	SF +	6.25%	9.95%	12/31/2029	9,562		9,384	9,406
WCAS XIII Primary Care Investors, L.P. (4)(10)(23)	SF +	6.25%	9.96%	12/31/2029	2,901		2,844	2,854
WCAS XIV Primary Care Investors, L.P. (4)(10)(23)	SF +	6.25%	9.95%	12/31/2032	19,580		19,216	19,240
WCAS XIV Primary Care Investors, L.P. (4)(10)(23)	SF +	6.25%	9.95%	12/31/2032	1,690		1,658	1,661
WCAS XIV Primary Care Investors, L.P. (4)(10)(23)	SF +	6.25%	9.96%	12/31/2032	4,116		4,034	4,045
Total Health Care Providers & Services							246,471	245,080	18.65%

Health Care Technology
AthenaHealth Group Inc. (8)(22)	SF +	2.75%	6.42%	2/15/2029	9,824		9,842	9,659
Azalea Topco, Inc. (7)(22)	SF +	3.00%	6.67%	4/30/2031	2,318		2,304	2,317
Project Ruby Ultimate Parent Corp (7)(22)	SF +	2.75%	6.53%	3/10/2028	6,222		6,216	6,201
Zelis Payments Buyer, Inc. (7)(22)	SF +	2.75%	6.42%	9/28/2029	3,830		3,670	3,718
Total Health Care Technology							22,032	21,895	1.67%

Hotels, Restaurants & Leisure
Azzurri Bidco Ltd (4)(5)(12)(28)	SN +	7.75%	11.48%	3/30/2030	GBP	32,703	41,814	41,053
Azzurri Bidco Ltd (4)(5)(12)(28)	SN +	7.75%	11.48%	3/30/2030	GBP	3,270	4,182	4,105
Equinox Holdings, Inc. (4)(10)(23)	SF +	7.25%	10.95%	3/8/2029	10,553		10,411	10,578
Fertitta Entertainment LLC (8)(22)	SF +	3.25%	6.92%	1/27/2029	4,910		4,926	4,825
Flynn Restaurant Group LP (7)(22)	SF +	3.75%	7.42%	1/28/2032	5,057		5,022	4,978
HB AcquisitionCo Pty Ltd (4)(5)(8)(30)	B +	6.50%	10.49%	8/7/2029	AUD	3,789	2,514	2,614
HB AcquisitionCo Pty Ltd (4)(5)(8)(30)	B +	6.50%	10.51%	8/7/2029	AUD	421	273	290
HB AcquisitionCo Pty Ltd (4)(5)(8)(30)	B +	6.00%	10.04%	8/7/2029	AUD	683	477	465
HB AcquisitionCo Pty Ltd (4)(5)(8)(30)	B +	6.00%	10.04%	8/7/2029	AUD	5,012	3,500	3,409
HB AcquisitionCo Pty Ltd (4)(5)(6)(8)				8/7/2029	AUD	1,595	(17)	(16)
Lakeland Tours LLC (4)(9)(23)	SF +	7.75%	11.55%	3/31/2028	2,803		2,740	2,699
Lakeland Tours LLC (4)(6)(9)				4/1/2027	1,126		(4)	(26)
Lakeland Tours LLC (4)(9)(23)	SF +	7.75%	11.55%	3/31/2028	3,600		3,519	3,466
LC Ahab US Bidco LLC (7)(22)	SF +	2.50%	6.17%	5/1/2031	2,795		2,742	2,773
ONE Group, LLC (4)(10)(23)	SF +	6.50%	10.17%	5/1/2029	6,594		6,472	6,425
ONE Group, LLC (4)(6)(7)(23)	SF +	6.00%	9.67%	10/31/2028	887		51	38
Saga Mid Co Limited (4)(5)(10)(28)	SN +	6.75%	10.49%	2/27/2031	GBP	28,019	34,589	38,193
Saga Mid Co Limited (4)(5)(6)(10)				2/27/2031	GBP	8,364	(239)	332
Saga Mid Co Limited (4)(5)(6)(10)				2/27/2031	GBP	1,388	(37)	55
Sparkle Holdco 2 Corp. (4)(10)(23)	SF +	7.25%	10.93%	1/16/2031	26,907		26,132	26,134
Sparkle Holdco 2 Corp. (4)(6)(10)				1/16/2031	4,329		(125)	(125)
Travel Leaders Group, LLC (4)(12)(22)	SF +	7.50% (incl 3.50% PIK)	11.27%	3/27/2028	3,772		3,807	3,735
Voyager Parent LLC (7)(23)	SF +	4.25%	7.95%	7/1/2032	3,932		3,827	3,910
Total Hotels, Restaurants & Leisure							156,576	159,910	12.17%

Independent Power and Renewable Electricity Producers
Distributed Solar Development LLC (4)(12)(23)	SF +	9.50% PIK	13.15%	9/19/2028	10,542		10,377	10,022
Distributed Solar Development LLC (4)(6)(12)(23)	SF +	9.50%	13.16%	5/30/2026	2,308		1,125	1,125
Hamilton Projects Acquiror LLC (7)(22)	SF +	2.50%	6.17%	5/30/2031	9,015		8,998	9,050
Matrix Renewables USA LLC (4)(5)(11)(26)	E +	6.00%	8.03%	9/30/2030	EUR	10,647	12,125	12,051
NG Energy Fund 1 LLC (4)(11)(23)	SF +	7.50%	11.20%	3/22/2028	7,060		6,935	7,060

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments (Unaudited)
March 31, 2026
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
NRD Construction, LLC (4)(13)(23)	SF +	6.25%	9.95%	11/6/2029	35,934		35,303	35,380
Palmetto Solar, LLC (4)(12)(23)	SF +	6.25%	9.95%	9/13/2027	6,020		5,984	5,980
Palmetto Solar, LLC (4)(12)(23)	SF +	6.25%	9.95%	9/13/2027	5,268		5,236	5,232
Palmetto Solar, LLC (4)(12)(23)	SF +	6.25%	9.95%	9/13/2027	25,808		25,627	25,635
Palmetto Solar, LLC (4)(12)(23)	SF +	6.25%	9.95%	9/13/2027	12,904		12,813	12,817
Sunraycer HPS Borrower LLC (4)(13)(23)	SF +	6.50%	10.20%	10/28/2029	6,625		6,535	6,479
Sunraycer HPS Borrower LLC (4)(13)(23)	SF +	6.50%	10.20%	10/28/2029	35,629		35,154	34,845
Sunraycer HPS Borrower LLC (4)(13)(23)	SF +	6.50%	10.20%	10/28/2029	7,911		7,803	7,737
Westlands Electric Power Company Investor, LLC (4)(6)(12)(23)	SF +	6.00%	9.70%	12/6/2030	50,000		32,188	32,278
Total Independent Power and Renewable Electricity Producers							206,203	205,691	15.65%

Insurance
Acrisure LLC (7)(22)	SF +	3.25%	6.92%	6/21/2032	3,675		3,666	3,566
Alera Group, Inc. (8)(22)	SF +	2.75%	6.42%	5/30/2032	3,980		3,962	3,868
Alliant Holdings Intermediate, LLC (7)(22)	SF +	2.50%	6.17%	9/19/2031	371		363	369
Amynta Agency Borrower Inc (7)(22)	SF +	2.50%	6.17%	12/29/2031	374		374	369
CRC Insurance Group LLC (7)(23)	SF +	2.75%	6.45%	5/6/2031	2,802		2,790	2,769
Global Service GmbH (4)(5)(7)(27)	E +	6.75%	8.85%	2/1/2030	EUR	7,753	8,842	9,051
HUB International Ltd (7)(23)	SF +	2.25%	5.92%	6/20/2030	7,998		7,998	7,990
International Construction Products, LLC (4)(5)(7)		15.25% PIK	15.25%	9/5/2034	1,241		1,241	1,241
Kowalski Trust (4)(5)(7)		16.00% PIK	16.00%	5/31/2034	20,998		20,724	20,536
OneDigital Borrower LLC (8)(22)	SF +	3.00%	6.67%	7/2/2031	4,913		4,913	4,762
Trucordia Insurance Services LLC (4)(7)(22)	SF +	3.25%	6.92%	6/17/2032	3,440		3,433	3,182
Total Insurance							58,306	57,703	4.39%

IT Services
Delta Topco, Inc. (7)(22)	SF +	2.75%	6.42%	11/30/2029	5,178		5,199	5,020
Mediaocean LLC (8)(22)	SF +	3.50%	7.27%	12/15/2028	1,684		1,683	1,591
Total IT Services							6,882	6,611	0.50%

Leisure Products
Beckett Collectibles Holdings, LLC (4)(15)(23)	SF +	8.50%	12.27%	12/13/2029	11,210		10,938	11,674
Total Leisure Products							10,938	11,674	0.89%

Life Sciences Tools & Services
WCG Intermediate Corp (7)(22)	SF +	2.75%	6.42%	2/25/2032	1,519		1,519	1,485
Total Life Sciences Tools & Services							1,519	1,485	0.11%

Machinery
Indicor LLC (7)(23)	SF +	2.50%	6.20%	11/22/2029	2,618		2,607	2,621
Lsf12 Helix Parent LLC (7)(22)	SF +	3.50%	7.17%	2/10/2033	2,298		2,236	2,271
Time Manufacturing Holdings LLC (4)(9)(23)	SF +	6.50%	10.32%	12/1/2027	2,594		2,541	1,998
TK Elevator US Newco Inc (5)(8)(24)	SF +	2.75%	6.38%	4/30/2030	4,159		4,146	4,172
Total Machinery							11,530	11,062	0.84%

Metals & Mining
Alchemy US Holdco 1 LLC (4)(10)(23)	SF +	6.50%	10.17%	7/31/2029	13,828		13,422	12,919
Alchemy US Holdco 1 LLC (4)(10)(26)	E +	6.50%	8.53%	7/31/2029	EUR	2,918	3,065	3,138
Alchemy US Holdco 1 LLC (4)(10)(23)	SF +	6.50%	10.17%	7/31/2029	151		147	141
Star Holding LLC (7)(22)	SF +	4.50%	8.17%	7/31/2031	705		702	698
Total Metals & Mining							17,336	16,896	1.29%

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments (Unaudited)
March 31, 2026
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Mortgage Real Estate Investment Trusts (REITs)
Claros Mortgage Trust, Inc. (4)(5)(13)(22)	SF +	6.75%	10.42%	1/30/2030	12,500		12,004	12,260
Total Mortgage Real Estate Investment Trusts (REITs)							12,004	12,260	0.93%

Multi-Utilities
Forgent Intermediate IV (7)(23)	SF +	3.00%	6.66%	12/20/2032	2,586		2,561	2,602
Total Multi-Utilities							2,561	2,602	0.20%

Pharmaceuticals
Alvogen Pharma US, Inc. (4)(15)(23)	SF +	9.50%	13.20%	11/30/2028	18,960		18,599	18,615
Azurity Pharmaceuticals Inc (4)(10)(24)	SF +	7.00%	10.67%	3/14/2030	45,206		44,491	43,918
Azurity Pharmaceuticals Inc (4)(10)(24)	SF +	7.00%	10.65%	3/14/2030	4,037		3,974	3,922
Creek Parent, Inc. (4)(9)(22)	SF +	5.00%	8.67%	12/18/2031	13,326		13,150	13,210
Creek Parent, Inc. (4)(6)(9)				12/18/2031	2,754		(37)	(24)
Creek Parent, Inc. (4)(9)(21)(22)	SF +	5.75%	9.42%	12/18/2031	1,207		1,191	1,196
Endo Finance Holdings Inc (8)(22)	SF +	3.75%	7.42%	4/23/2031	3,940		3,947	3,925
Total Pharmaceuticals							85,315	84,762	6.45%

Professional Services
Citrin Cooperman Advisors LLC (7)(23)	SF +	3.00%	6.70%	4/1/2032	2,933		2,906	2,826
CohnReznick Advisory LLC (7)(23)	SF +	3.25%	6.95%	3/31/2032	334		332	325
CohnReznick Advisory LLC (6)(7)				3/31/2032	19		—	(1)
Grant Thornton Advisors Holdings LLC (7)(22)	SF +	2.75%	6.42%	6/2/2031	5,541		5,541	5,187
YA Intermediate Holdings II LLC (4)(9)(24)	SF +	5.00%	8.85%	10/1/2031	5,219		5,199	5,218
YA Intermediate Holdings II LLC (4)(6)(9)(23)	SF +	5.00%	8.69%	10/1/2031	2,199		388	403
YA Intermediate Holdings II LLC (4)(6)(9)(23)	SF +	5.00%	8.86%	10/1/2031	1,083		317	321
Total Professional Services							14,683	14,279	1.09%

Software
Boreal Bidco (4)(5)(7)(26)	E +	7.00% (incl 4.00% PIK)	9.13%	3/26/2032	EUR	14,351	15,223	15,937
Central Parent LLC (7)(23)	SF +	3.25%	6.95%	7/6/2029	1,600		1,594	1,145
CF Newco Inc (4)(11)(22)	SF +	6.00%	9.66%	12/10/2029	31,281		31,050	31,141
CF Newco Inc (4)(11)(22)	SF +	6.25%	9.91%	12/10/2029	11,910		11,772	11,856
CF Newco Inc (4)(6)(11)(22)	SF +	6.00%	9.66%	12/10/2029	5,500		1,872	1,900
DigiCert Inc (4)(9)(22)	SF +	5.75%	9.42%	7/30/2030	1,990		1,964	1,931
DigiCert Inc (4)(9)(21)(22)	SF +	6.40%	10.07%	7/30/2030	43,461		42,896	42,138
DigiCert Inc (4)(6)(9)				7/30/2030	4,746		(62)	(141)
Einstein Parent Inc (4)(9)(23)	SF +	5.25%	8.92%	1/22/2031	26,128		25,710	25,290
Einstein Parent Inc (4)(6)(9)				1/22/2031	2,707		(43)	(87)
Espresso Bidco Inc. (4)(9)(23)	SF +	5.75% (incl 3.13% PIK)	9.45%	3/25/2032	13,362		13,192	12,921
Espresso Bidco Inc. (4)(6)(9)(23)	SF +	5.75% (incl 3.13% PIK)	9.45%	3/25/2032	3,595		3,256	3,188
Espresso Bidco Inc. (4)(6)(9)				3/25/2032	1,593		(21)	(52)
ION Platform Finance US Inc (7)(23)	SF +	3.75%	7.45%	10/7/2032	9,282		9,196	7,511
McAfee Corp (8)(22)	SF +	3.00%	6.67%	3/1/2029	509		481	456
Project Alpha Intermediate Holding, Inc. (8)(23)	SF +	3.25%	6.95%	10/26/2030	6,951		6,890	5,299
Stack Sports Buyer, LLC (4)(9)(22)	SF +	5.75% (incl 3.13% PIK)	9.22%	3/31/2031	18,558		18,329	18,254
Stack Sports Buyer, LLC (4)(6)(9)				3/31/2031	4,071		(56)	(67)
Stack Sports Buyer, LLC (4)(6)(9)				3/31/2031	2,994		(37)	(49)
Tango Bidco SAS (4)(5)(6)(7)				10/17/2031	EUR	348	(5)	(14)
Tango Bidco SAS (4)(5)(6)(7)(26)	E +	5.25%	7.27%	10/17/2031	EUR	1,844	1,527	1,617

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments (Unaudited)
March 31, 2026
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Tango Bidco SAS (4)(5)(7)(26)	E +	5.25%	7.27%	10/17/2031	EUR	4,646	4,972	5,189
Technology Growth Capital Pty Ltd (4)(5)(10)(23)	SF +	6.50%	10.16%	7/2/2030	3,544		3,475	3,475
Tricentis Operations Holdings Inc (4)(9)(23)	SF +	6.00% (incl 3.25% PIK)	9.64%	2/11/2032	19,689		19,532	19,438
Tricentis Operations Holdings Inc (4)(6)(9)				2/11/2032	3,748		(34)	(48)
Tricentis Operations Holdings Inc (4)(6)(9)				2/11/2032	2,713		(23)	(35)
Total Software							212,650	208,193	15.84%

Specialty Retail
Constellation Automotive Limited (4)(5)(7)(27)	E +	6.25%	8.37%	4/3/2031	EUR	4,527	4,930	5,223
Constellation Automotive Limited (4)(5)(7)(28)	SN +	6.25%	10.00%	4/3/2031	GBP	10,951	14,149	14,460
Great Outdoors Group, LLC (9)(22)	SF +	3.25%	6.92%	1/23/2032	2,018		2,010	2,017
Knitwell Borrower LLC (4)(10)(23)	SF +	7.75%	11.57%	7/28/2027	1,604		1,588	1,590
Knitwell Borrower LLC (4)(10)(23)	SF +	7.75%	11.57%	7/28/2027	11,257		11,094	11,159
PetSmart LLC (7)(22)	SF +	4.00%	7.67%	8/18/2032	8,369		8,292	8,329
Staples, Inc. (8)(23)	SF +	5.75%	9.41%	9/4/2029	11,252		10,906	10,256
The Michaels Companies, Inc. (7)(23)	SF +	5.00%	8.67%	3/15/2033	5,043		4,942	4,904
White Cap Supply Holdings LLC (7)(22)	SF +	3.25%	6.92%	10/19/2029	1,809		1,803	1,745
Total Specialty Retail							59,714	59,683	4.54%

Trading Companies & Distributors
Atlas Intermediate III LLC (4)(10)(23)	SF +	7.75%	11.42%	10/31/2029	9,391		9,261	9,031
W3 TopCo LLC (4)(10)(23)	SF +	6.50%	10.17%	3/22/2029	13,443		13,124	11,769
Total Trading Companies & Distributors							22,385	20,800	1.58%

Transportation Infrastructure
Tikehau Motion Midco SARL (4)(5)(7)(27)	E +	6.50%	8.64%	8/22/2031	EUR	4,765	5,485	5,422
Tikehau Motion Midco SARL (4)(5)(7)(27)	E +	6.50%	8.64%	8/22/2031	EUR	10,291	11,847	11,710
Tikehau Motion Midco SARL (4)(5)(6)(7)				8/22/2031	EUR	7,635	(170)	(137)
Total Transportation Infrastructure							17,162	16,995	1.29%

Wireless Telecommunication Services
CCI Buyer, Inc. (4)(6)(9)				5/13/2032	144		(1)	(1)
CCI Buyer, Inc. (4)(9)(23)	SF +	5.00%	8.70%	5/13/2032	1,864		1,848	1,845
Total Wireless Telecommunication Services							1,847	1,844	0.14%
Total First Lien Debt							$1,760,376	$1,752,970	133.41%

Second Lien Debt
Aerospace & Defense
Albers Aerospace Holdings LLC (4)(7)		13.00% (incl 4.00% PIK)	13.00%	6/22/2031		$3,050	$3,007	$2,994
Albers Aerospace Holdings LLC (4)(6)(7)				6/22/2031	1,983		(29)	(37)
Total Aerospace & Defense							2,978	2,957	0.23%

Hotels, Restaurants & Leisure
Equinox Holdings, Inc. (4)(7)		16.00% PIK	16.00%	6/30/2027	1,729		1,714	1,722
Total Hotels, Restaurants & Leisure							1,714	1,722	0.13%

Insurance
International Construction Products, LLC (4)(5)(7)		15.25% PIK	15.25%	9/5/2034	3,303		3,303	3,303
Total Insurance							3,303	3,303	0.25%
Total Second Lien Debt							$7,995	$7,982	0.61%

Other Secured Debt

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments (Unaudited)
March 31, 2026
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Asset Based Lending and Fund Finance
RGP Holdings 2, LLC (4)(5)(10)(23)	SF +	6.50% PIK	10.20%	10/11/2032	$6,947	$6,818	$6,810
TPG VIII Merlin New Holdings I, L.P. (4)(5)(10)(23)	SF +	6.50%	10.15%	3/15/2027	8,057	8,006	8,021
Total Asset Based Lending and Fund Finance						14,824	14,831	1.13%

Communications Equipment
IPC Intermediate Holdings Corp. (4)(7)		12.00% PIK	12.00%	6/30/2026	923	910	891
Total Communications Equipment						910	891	0.07%

Electric Utilities
IDF 9 Financeco, LLC (4)(15)(23)	SF +	8.50%	12.20%	3/28/2031	2,518	2,497	2,496
Total Electric Utilities						2,497	2,496	0.19%

Entertainment
Chord Searchlight, L.P (4)(5)(6)(10)(23)	SF +	6.75% PIK	10.39%	7/16/2030	22,656	17,127	17,196
Total Entertainment						17,127	17,196	1.31%

Financial Services
GAPCO AIV Interholdco (CP), L.P. (4)(5)(10)(23)	SF +	6.75% PIK	10.45%	3/31/2033	12,818	12,335	12,427
Total Financial Services						12,335	12,427	0.95%

Independent Power and Renewable Electricity Producers
Flatiron Energy Holdco LLC (4)(13)(23)	SF +	6.38%	10.07%	10/1/2029	4,029	3,963	3,958
Flatiron Energy Holdco LLC (4)(13)(23)	SF +	6.38%	10.07%	10/1/2029	5,554	5,470	5,457
Flatiron Energy Holdco LLC (4)(6)(13)(23)	SF +	6.38%	10.09%	10/1/2029	41,261	14,138	14,035
Total Independent Power and Renewable Electricity Producers						23,571	23,450	1.78%

Real Estate Management & Development
Link Apartments Opportunity Zone REIT, LLC (4)(15)(23)	SF +	7.50%	11.20%	12/27/2029	1,819	1,792	1,798
Link Apartments Opportunity Zone REIT, LLC (4)(15)(23)	SF +	7.50%	11.20%	12/27/2029	1,039	1,024	1,027
Total Real Estate Management & Development						2,816	2,825	0.21%
Total Other Secured Debt						$74,080	$74,116	5.64%

Unsecured Debt
Capital Markets
Constellation Wealth Capital Fund-A-Blocker (LIDO), LLC (4)				2/1/2038	$48	$—	$—
Total Capital Markets						—	—	—%

Financial Services
Freedom Funding Center LLC (4)(7)		12.00%	12.00%	10/1/2032	27,876	27,876	27,994
Total Financial Services						27,876	27,994	2.13%

Health Care Equipment & Supplies
Corza Medical Srl (4)(5)(7)		14.00% PIK	14.00%	2/13/2030	20,037	19,845	20,639
Total Health Care Equipment & Supplies						19,845	20,639	1.57%
Total Unsecured Debt						$47,721	$48,633	3.70%

Structured Finance Investments
Structured Finance
Alp CFO 2025, L.P. (4)(5)(7) - Class A		7.09%	7.09%	7/15/2037	$1,000	$1,000	$997

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments (Unaudited)
March 31, 2026
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Alp CFO 2025, L.P. (4)(5)(7) - Class B		9.44%	9.44%	7/15/2037	2,500	2,500	2,500
Alp CFO 2025, L.P. (4)(5)(7) - Class C		12.24%	12.24%	7/15/2037	4,000	4,000	4,000
Alp CFO 2025, L.P. (4)(5)(19) - Subordinated Note				7/15/2037	4,000	4,000	4,000
Ares Secondaries Pbn Finance Co IV LLC (4)(5)(6)(7)(23) - Class A	SF +	2.90%	6.57%	4/14/2039	997	134	140
Ares Secondaries Pbn Finance Co IV LLC (4)(5)(6)(7)(23) - Class C	SF +	8.50%	12.17%	4/14/2039	7,000	959	1,152
Coller Private Equity Backed Notes & Loans II-A LP (4)(5)(6)(7)(23) - Class A	SF +	2.95%	6.61%	4/30/2037	1,000	459	451
Coller Private Equity Backed Notes & Loans II-A LP (4)(5)(6)(7)(23) - Class B	SF +	5.20%	8.86%	4/30/2037	1,000	459	445
PBN II-A Equity Holdings L.P. (4)(5)(6)(19) - Limited Partnership Interest					10,000	5,310	5,259
Total Structured Finance						18,821	18,944	1.44%
Total Structured Finance Investments						$18,821	$18,944	1.44%

Preferred Equity
Aerospace & Defense
Albers Aerospace Holdings LLC (4)(19)(20)(34) - Preferred Units					5,000	$4,292	$4,426
Total Aerospace & Defense						4,292	4,426	0.34%

Beverages
CC Investor Aggregator, L.P. (4)(20)(34) - Class A Units					40,582	40,582	45,140
Total Beverages						40,582	45,140	3.44%

Capital Markets
CB Lido Offshore Blocker X, LLC (4)(20)(34) - Class Z Units					2,947,104	2,947	3,084
Constellation Wealth Capital Fund-A-Blocker (LIDO), LLC (4)(20)(34) - Class Z Units					21,755	121	126
LAL Group Holdings, LLC (4)(19)(20)(34) - Class Z Units					21,932,329	21,932	22,954
Total Capital Markets						25,000	26,164	1.99%

Electric Utilities
IDF 9 Financeco, LLC (4)(19)(20)(34) - Series B Units					1,055,303	1,045	1,185
Total Electric Utilities						1,045	1,185	0.09%

Financial Services
Holdings 2, L.P. (4)(5)(7)(19)(20) - L.P. Interest		11.50%	11.50%		25,000	24,563	24,571
Total Financial Services						24,563	24,571	1.87%

Health Care Equipment & Supplies
Femur Holdings LP (4)(20) - Preferred Stock					5,161,701	5,064	4,066
Total Health Care Equipment & Supplies						5,064	4,066	0.31%

Hotels, Restaurants & Leisure
Sparkle Aggregator, LP (4)(20)(34) - Preferred Units					12,500	12,500	12,942
The ONE Group Hospitality, Inc. (4)(20)(34) - Preferred Stock					1,000	877	1,075
Total Hotels, Restaurants & Leisure						13,377	14,017	1.07%

Insurance
Navacord Intermediate Holdings Inc (4)(5)(6)(20) - Preferred Stock					3,424	(43)	1

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments (Unaudited)
March 31, 2026
(in thousands)

Company (1)	Reference Rate and Spread (2)	Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Navacord Intermediate Holdings Inc (4)(5)(20)(34) - Preferred Stock				13,696	9,844	9,854
Total Insurance					9,801	9,855	0.75%

Software
Lava Topco, Inc. (4)(20) - Preferred Stock				25,000	25,000	25,000
Total Software					25,000	25,000	1.90%

Textiles, Apparel & Luxury Goods
Kendra Scott Design Inc (4)(20)(34) - Preferred Stock				2,316,836	24,270	34,836
Total Textiles, Apparel & Luxury Goods					24,270	34,836	2.65%

Wireless Telecommunication Services
CCI Topco, Inc. (4)(20)(34) - Preferred Stock				500	49,005	55,800
Total Wireless Telecommunication Services					49,005	55,800	4.25%
Total Preferred Equity					$221,999	$245,060	18.66%

Other Equity Investments
Aerospace & Defense
Albers Aerospace Holdings LLC (4)(19)(20) - Class D Units				24	$633	$633
Total Aerospace & Defense					633	633	0.05%

Consumer Staples Distribution & Retail
AP Himalaya Co-Invest, L.P. (4)(20) - LP Interest				20,006	20,087	22,262
Total Consumer Staples Distribution & Retail					20,087	22,262	1.69%

Electric Utilities
IDF 8 Topco, LLC (4)(19)(20) - Series B-1 Units				230,248	230	—
IDF 8 Topco, LLC (4)(19)(20) - Series B-2 Units				230,248	230	—
Total Electric Utilities					460	—	—%

Entertainment
AMR GP Holdings Ltd (4)(5)(20) - Ordinary Shares				1,675	10,047	15,350
Total Entertainment					10,047	15,350	1.17%

Hotels, Restaurants & Leisure
The ONE Group Hospitality, Inc. (20) - A-2 Warrants				11,911	61	21
The ONE Group Hospitality, Inc. (4)(20) - B-2 Warrants				6,667	12	—
Total Hotels, Restaurants & Leisure					73	21	—%

Mortgage Real Estate Investment Trusts (REITs)
Claros Mortgage Trust, Inc. (4)(5)(20) - Warrants				188,556	267	268
Total Mortgage Real Estate Investment Trusts (REITs)					267	268	0.02%

Pharmaceuticals
Creek Feeder, L.P. (4)(20) - LP Interest				10,000	10,000	11,045
Total Pharmaceuticals					10,000	11,045	0.84%
Total Other Equity Investments					$41,567	$49,579	3.77%
Total Investments - Non-Controlled/Non-Affiliated					$2,172,559	$2,197,284	167.23%

Non-Controlled/Affiliated Investments
First Lien Debt
Household Durables

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments (Unaudited)
March 31, 2026
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Lasko Operation Holdings, LLC (4)(10)(18)(23)	SF +	6.50%	10.30%	6/4/2030	$1,768	$1,705	$1,768
Total Household Durables						1,705	1,768	0.13%

IT Services
New Era Technology Inc (4)(10)(18)(23)	SF +	6.25% PIK	10.10%	6/30/2030	4,594	4,546	4,593
Total IT Services						4,546	4,593	0.35%
Total First Lien Debt						$6,251	$6,361	0.48%

Preferred Equity
IT Services
NE SPV Holdco, LLC (4)(18)(20) - Preferred Units					4,139	$3,018	$1,849
Total IT Services						3,018	1,849	0.14%
Total Preferred Equity						$3,018	$1,849	0.14%

Other Equity Investments
Household Durables
Lasko Operation Holdings, LLC (4)(18)(20) - Common Shares					891	$287	$78
Total Household Durables						287	78	0.01%

IT Services
NE SPV Holdco, LLC (4)(18)(20) - Common Units					4,139	—	—
Total IT Services						—	—	—%
Total Other Equity Investments						$287	$78	0.01%
Total Investments - Non-Controlled/Affiliated						$9,556	$8,288	0.63%
Total Investment Portfolio						$2,182,115	$2,205,572	167.86%

Cash and Cash Equivalents
Dreyfus Government Cash Management (5)			3.54%		$5,326	$5,326	$5,326
Goldman Sachs Financial Square Government Fund (5)			3.55%		486	486	486
Cash						44,265	44,265
Total Cash and Cash Equivalents						$50,077	$50,077	3.81%
Total Investment Portfolio, Cash and Cash Equivalents						$2,232,192	$2,255,649	171.67%

(1) Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in U.S. dollars. As of March 31, 2026, the Company had investments denominated in Canadian Dollars (CAD), Euros (EUR), British Pounds (GBP), Japanese Yen (JPY), and Australian Dollars (AUD). All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments and the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral under its credit facility unless otherwise indicated.
(2) The majority of the investments bear interest at a rate that may be determined by reference to the Prime Rate (“Prime” or “P”), Sterling Overnight Index Average ("SONIA" or "SN"), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate ("SOFR" or "SF"), Canadian Overnight Repo Rate Average ("CORRA" or "C"), Tokyo Overnight Average Rate (“TONA” or “TN”), or Bank Bill Swap Bid Rate ("BBSY" or "B") which reset daily, monthly, quarterly, semiannually or annually. For each such investment, the Company has provided the spread over Prime, SONIA, Euribor, SOFR, CORRA, TONA, or BBSY and the current contractual interest rate in effect at March 31, 2026. Certain investments are subject to a SOFR interest rate floor, or rate cap. Certain investments contain a payment-in-kind (“PIK”) provision. SOFR-based contracts may include a credit spread adjustment, which is included within the stated all-in interest rate, if applicable, that is charged in addition to the base rate and the stated spread.
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
(5) The investment is not a qualifying asset, in whole or in part, under Section 55(a) of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2026, non-qualifying assets represented 22.9% of total assets as calculated in accordance with regulatory requirements.
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

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments (Unaudited)
March 31, 2026
(in thousands)

Investments-non-controlled/non-affiliated	Commitment Type	Unfunded Commitment	Fair Value
Albers Aerospace Holdings LLC	2nd Lien Senior Secured Delayed Draw Loan	$1,983	$(37)
American Academy Holdings, LLC	1st Lien Senior Secured Revolving Loan	160	(6)
Ares Secondaries Pbn Finance Co IV LLC	Structured Finance Obligations - Debt Instruments	6,041	166
Ares Secondaries Pbn Finance Co IV LLC	Structured Finance Obligations - Debt Instruments	863	5
AVSC Holding Corp.	1st Lien Senior Secured Revolving Loan	789	—
Axiom Buyer, LLC	1st Lien Senior Secured Delayed Draw Loan	1,905	(27)
Axiom Buyer, LLC	1st Lien Senior Secured Revolving Loan	611	(10)
Blazing Star Shields Direct Parent, LLC	1st Lien Senior Secured Revolving Loan	2,131	—
Carbon Topco, Inc.	1st Lien Senior Secured Revolving Loan	1,065	—
CCI Buyer, Inc.	1st Lien Senior Secured Revolving Loan	144	(1)
Certania Beteiligungen GmbH	1st Lien Senior Secured Delayed Draw Loan	2,520	(58)
Certania Beteiligungen GmbH	1st Lien Senior Secured Delayed Draw Loan	4,862	(112)
CF Newco Inc	1st Lien Senior Secured Revolving Loan	3,575	(16)
Chord Searchlight, L.P	Other Secured Debt Delayed Draw Loan	5,234	(52)
CohnReznick Advisory LLC	1st Lien Senior Secured Delayed Draw Loan	19	(1)
Coller Private Equity Backed Notes & Loans II-A LP	Structured Finance Obligations - Debt Instruments	541	(8)
Coller Private Equity Backed Notes & Loans II-A LP	Structured Finance Obligations - Debt Instruments	541	(4)
Creek Parent, Inc.	1st Lien Senior Secured Revolving Loan	2,754	(24)
Diagnostic Services Holdings, Inc.	1st Lien Senior Secured Revolving Loan	136	(2)
DigiCert Inc	1st Lien Senior Secured Revolving Loan	4,746	(141)
Distributed Solar Development LLC	1st Lien Senior Secured Delayed Draw Loan	1,154	(15)
Einstein Parent Inc	1st Lien Senior Secured Revolving Loan	2,707	(87)
Espresso Bidco Inc.	1st Lien Senior Secured Delayed Draw Loan	289	(10)
Espresso Bidco Inc.	1st Lien Senior Secured Revolving Loan	1,593	(52)
FC Compassus LLC	1st Lien Senior Secured Delayed Draw Loan	1,332	(10)
FC Compassus LLC	1st Lien Senior Secured Delayed Draw Loan	159	(1)
FC Compassus LLC	1st Lien Senior Secured Revolving Loan	2,716	(20)
Femur Buyer Inc	1st Lien Senior Secured Revolving Loan	340	(7)
Flatiron Energy Holdco LLC	Other Secured Debt Delayed Draw Loan	26,504	(463)
Grain Connect Limited	1st Lien Senior Secured Delayed Draw Loan	6,630	(190)
Grain Connect Limited	1st Lien Senior Secured Delayed Draw Loan	632	(18)
Grain Connect Limited	1st Lien Senior Secured Delayed Draw Loan	1,412	(40)
HB AcquisitionCo Pty Ltd	1st Lien Senior Secured Delayed Draw Loan	1,101	(16)
Indigo Purchaser, Inc.	1st Lien Senior Secured Delayed Draw Loan	2,265	23
Indigo Purchaser, Inc.	1st Lien Senior Secured Revolving Loan	1,942	—
Lakeland Tours LLC	1st Lien Senior Secured Revolving Loan	1,126	(26)
Madonna Bidco Ltd	1st Lien Senior Secured Delayed Draw Loan	1,456	15
Montagu Lux Finco Sarl	1st Lien Senior Secured Delayed Draw Loan	7,125	(111)
Navacord Intermediate Holdings Inc	Delayed Draw Preferred Equity	2,462	1
NTH Degree Purchaser Inc	1st Lien Senior Secured Delayed Draw Loan	3,422	—
NTH Degree Purchaser Inc	1st Lien Senior Secured Revolving Loan	1,792	—
ONE Group, LLC	1st Lien Senior Secured Revolving Loan	820	(27)
Orthrus Ltd	1st Lien Senior Secured Delayed Draw Loan	1,051	(12)
Patriot Acquisition Topco Sarl	1st Lien Senior Secured Revolving Loan	78	—
PBN II-A Equity Holdings L.P.	Structured Finance Obligations - Limited Partnership Interest	4,741	—
PF Finco PTY LTD	1st Lien Senior Secured Delayed Draw Loan	985	(15)
Raven Acquisition Holdings LLC	1st Lien Senior Secured Delayed Draw Loan	222	(4)
Retail Services WIS Corporation	1st Lien Senior Secured Delayed Draw Loan	5,186	(104)
Ribbon Communications Operating Company, Inc	1st Lien Senior Secured Revolving Loan	849	(6)
Saga Mid Co Limited	1st Lien Senior Secured Delayed Draw Loan	11,069	332
Saga Mid Co Limited	1st Lien Senior Secured Delayed Draw Loan	1,837	55
Solis Mammography Buyer, Inc.	1st Lien Senior Secured Delayed Draw Loan	1,996	(31)
Solis Mammography Buyer, Inc.	1st Lien Senior Secured Revolving Loan	3,387	(45)

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments (Unaudited)
March 31, 2026
(in thousands)

Investments-non-controlled/non-affiliated	Commitment Type	Unfunded Commitment	Fair Value
Sparkle Holdco 2 Corp.	1st Lien Senior Secured Revolving Loan	4,329	(125)
Spruce Bidco II Inc	1st Lien Senior Secured Revolving Loan	3,494	(30)
Stack Sports Buyer, LLC	1st Lien Senior Secured Delayed Draw Loan	4,071	(67)
Stack Sports Buyer, LLC	1st Lien Senior Secured Revolving Loan	2,994	(49)
SW Ingredients Holdings, LLC	1st Lien Senior Secured Delayed Draw Loan	2,434	(22)
SW Ingredients Holdings, LLC	1st Lien Senior Secured Revolving Loan	2,802	(25)
Tango Bidco SAS	1st Lien Senior Secured Delayed Draw Loan	442	(15)
Tango Bidco SAS	1st Lien Senior Secured Delayed Draw Loan	402	(14)
Team, Inc.	1st Lien Senior Secured Delayed Draw Loan	3,740	(55)
Tex-Tech Industries, Inc.	1st Lien Senior Secured Delayed Draw Loan	804	(6)
Tex-Tech Industries, Inc.	1st Lien Senior Secured Revolving Loan	907	(7)
Tikehau Motion Midco SARL	1st Lien Senior Secured Delayed Draw Loan	8,825	(137)
Tricentis Operations Holdings Inc	1st Lien Senior Secured Delayed Draw Loan	3,748	(48)
Tricentis Operations Holdings Inc	1st Lien Senior Secured Revolving Loan	2,713	(35)
Valence Surface Technologies LLC	1st Lien Senior Secured Delayed Draw Loan	138	—
Valence Surface Technologies LLC	1st Lien Senior Secured Revolving Loan	3,280	—
Westlands Electric Power Company Investor, LLC	1st Lien Senior Secured Delayed Draw Loan	16,875	(286)
Xponential Fitness LLC	1st Lien Senior Secured Revolving Loan	658	(8)
YA Intermediate Holdings II LLC	1st Lien Senior Secured Delayed Draw Loan	1,795	—
YA Intermediate Holdings II LLC	1st Lien Senior Secured Revolving Loan	762	—
Total		$206,213	$(2,141)
(7) There are no interest rate floors on these investments.
(8) The interest rate floor on these investments as of March 31, 2026 was 0.50%.
(9) The interest rate floor on these investments as of March 31, 2026 was 0.75%.
(10) The interest rate floor on these investments as of March 31, 2026 was 1.00%.
(11) The interest rate floor on these investments as of March 31, 2026 was 1.50%.
(12) The interest rate floor on these investments as of March 31, 2026 was 2.00%.
(13) The interest rate floor on these investments as of March 31, 2026 was 2.50%.
(14) The interest rate floor on these investments as of March 31, 2026 was 2.75%.
(15) The interest rate floor on these investments as of March 31, 2026 was 3.00%.
(16) The interest rate floor on these investments as of March 31, 2026 was 3.25%.
(17) Loan was on non-accrual status as of March 31, 2026.
(18) Under the 1940 Act, the Company is deemed to “control” a portfolio company if the Company owns more than 25% of its outstanding voting securities and/or holds the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company is deemed an “affiliated person” of a portfolio company if the Company owns between 5% and 25% or if the Company and/or its affiliates owns 25% or more, inclusive of the portfolio company’s outstanding voting securities. For purposes of determining the “control” classification of its investment portfolio, the Company has excluded consideration of any voting securities or board appointment rights held by third-party investment funds advised by the Adviser and/or its affiliates. As of March 31, 2026, the Company’s non-controlled/affiliated investments were as follows:

	Fair Value as of December 31, 2025	Gross Additions(a)	Gross Reductions(b)	Change in Unrealized Gains (Loss)	Net Realized Gain (Loss)	Fair Value as of March 31, 2026	Dividend and Interest Income
Non-Controlled/Affiliated Investments
Lasko Operation Holdings, LLC	$2,055	$4	$—	$(213)	$—	$1,846	$49
New Era Technology Inc	4,481	115	—	(3)	—	4,593	116
NE SPV Holdco, LLC	1,980	—	—	(131)	—	1,849	—
Total Non-Controlled/Affiliated Investments	$8,516	$119	$—	$(347)	$—	$8,288	$165
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

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments (Unaudited)
March 31, 2026
(in thousands)

(20) Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted security” under the Securities Act. As of March 31, 2026, the aggregate fair value of these securities is $296,566, or 22.57% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
Albers Aerospace Holdings LLC	Preferred Units	December 22, 2025
CC Investor Aggregator, L.P.	Class A Units	May 19, 2025
CB Lido Offshore Blocker X, LLC	Class Z Units	August 5, 2025
Constellation Wealth Capital Fund-A-Blocker (Lido), LLC	Class Z Units	August 5, 2025
LAL Group Holdings, LLC	Class Z Units	August 5, 2025
IDF 9 Financeco, LLC	Series B Units	March 28, 2025
Holdings 2, L.P.	L.P. Interest	February 12, 2026
Femur Holdings LP	Preferred Stock	October 23, 2025
Sparkle Aggregator, LP	Preferred Stock	January 16, 2026
The ONE Group Hospitality, Inc.	Preferred Stock	May 1, 2024
Navacord Intermediate Holdings Inc	Preferred Stock	February 2, 2026
Navacord Intermediate Holdings Inc	Preferred Stock	February 2, 2026
Lava Topco, Inc.	Preferred Stock	November 10, 2025
Kendra Scott Design Inc	Preferred Stock	September 12, 2024
CCI Topco, Inc.	Preferred Stock	May 13, 2025
Albers Aerospace Holdings LLC	Class D Units	December 22, 2025
AP Himalaya Co-Invest, L.P.	LP Interest	September 18, 2024
IDF 8 Topco, LLC	Series B-1 Units	November 18, 2024
IDF 8 Topco, LLC	Series B-2 Units	November 18, 2024
AMR GP Holdings Ltd	Ordinary Shares	July 9, 2024
The ONE Group Hospitality, Inc.	A-2 Warrants	May 1, 2024
The ONE Group Hospitality, Inc.	B-2 Warrants	May 1, 2024
Claros Mortgage Trust, Inc.	Warrants	January 30, 2026
Creek Feeder, L.P.	LP Interest	December 16, 2024
NE SPV Holdco, LLC	Preferred Units	August 21, 2025
Lasko Operation Holdings, LLC	Common Shares	June 4, 2025
NE SPV Holdco, LLC	Common Units	August 21, 2025
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
(22) The interest rate on these loans is subject to 1 month SOFR, which as of March 31, 2026 was 3.66%.
(23) The interest rate on these loans is subject to 3 month SOFR, which as of March 31, 2026 was 3.68%.
(24) The interest rate on these loans is subject to 6 month SOFR, which as of March 31, 2026 was 3.70%.
(25) The interest rate on these loans is subject to 1 month EURIBOR, which as of March 31, 2026 was 1.89%.
(26) The interest rate on these loans is subject to 3 month EURIBOR, which as of March 31, 2026 was 2.08%.
(27) The interest rate on these loans is subject to 6 month EURIBOR, which as of March 31, 2026 was 2.48%.
(28) The interest rate on these loans is subject to SONIA, which as of March 31, 2026 was 3.73%.
(29) The interest rate on these loans is subject to 1 month BBSY, which as of March 31, 2026 was 4.11%.
(30) The interest rate on these loans is subject to 3 month BBSY, which as of March 31, 2026 was 4.36%.
(31) The interest rate on these loans is subject to 1 month CORRA, which as of March 31, 2026 was 2.27%.
(32) The interest rate on these loans is subject to 3 month TONA, which as of March 31, 2026 was 0.73%.
(33) The interest rate on these loans is subject to Prime Rate, which as of March 31, 2026 was 6.75%.
(34) Certain of the Company’s preferred equity investments include contractual provisions that provide for a preferred return. Such return features do not represent contractual interest and do not give rise to recurring income recognition. The economic value of these provisions is considered as part of the Company’s overall fair value determination for the applicable investment.

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments (Unaudited)
March 31, 2026
(in thousands)

ADDITIONAL INFORMATION

Foreign currency forward contracts:

Currency Purchased	Notional Purchased	Currency Sold	Notional Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
U.S. Dollars	36,302	British Pounds	28,733	SMBC Capital Markets, Inc.	December 23, 2026	$(1,622)
U.S. Dollars	7,081	Australian Dollars	10,088	SMBC Capital Markets, Inc.	June 23, 2026	127
U.S. Dollars	2,600	Canadian Dollars	3,537	SMBC Capital Markets, Inc.	June 23, 2026	47
U.S. Dollars	2,467	Japanese Yen	385,409	SMBC Capital Markets, Inc.	June 23, 2026	21
U.S. Dollars	28,055	British Pounds	21,072	SMBC Capital Markets, Inc.	June 23, 2026	177
U.S. Dollars	73,432	Euros	63,264	SMBC Capital Markets, Inc.	June 23, 2026	32
U.S. Dollars	60,755	British Pounds	45,650	Morgan Stanley	June 23, 2026	357
U.S. Dollars	19,994	Euros	17,166	Morgan Stanley	June 23, 2026	78
U.S. Dollars	24,646	Australian Dollars	34,920	Morgan Stanley	June 23, 2026	573
U.S. Dollars	2,020	New Zealand Dollars	3,408	Morgan Stanley	June 23, 2026	56
U.S. Dollars	12,058	Canadian Dollars	16,397	Morgan Stanley	June 23, 2026	226
Total						$72

Interest rate swaps:

Counterparty	Hedged Instrument	Company Receives	Company Pays(1)(2)	Maturity Date	Notional Amount	Fair Market Value	Upfront Payments / Receipts	Change in Unrealized Gains / (Losses)(3)
Morgan Stanley	August 2028 Notes	5.86%	SOFR + 2.27%	8/13/2028	150,000	$(303)	$—	$(629)
Morgan Stanley	August 2030 Notes	6.20%	SOFR + 2.58%	8/13/2030	200,000	(489)	—	(896)
Total Interest Rate Swaps						$(792)	$—	$(1,525)

(1)Interest payments on the Company’s interest rate swaps are made semi-annually.
(2)The interest rate on the interest rate swaps are subject to 3 month SOFR, which as of March 31, 2026 was 3.68%.
(3)For interest rate swaps designated in qualifying hedge relationships, the change in fair value is recorded in interest expense in the Consolidated Statements of Operations.
The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Non-Controlled/Non-Affiliated Investments
First Lien Debt
Aerospace & Defense
Carbon Topco, Inc. (4)(6)(9)				5/1/2030		$1,332	$(21)	$—
Carbon Topco, Inc. (4)(9)(24)	SF +	5.75%	9.59%	11/1/2030		7,952	7,824	7,952
Goat Holdco LLC (7)(23)	SF +	2.75%	6.47%	1/27/2032		2,060	2,034	2,068
RH Buyer Inc (4)(10)(24)	SF +	6.50%	10.48%	1/17/2031		32,504	31,957	31,646
RH Buyer Inc (4)(6)(10)(24)	SF +	6.50%	10.42%	1/17/2031		3,831	2,541	2,504
Tex-Tech Industries, Inc. (4)(9)(23)	SF +	4.75%	8.48%	1/13/2031		8,979	8,904	9,069
Tex-Tech Industries, Inc. (4)(6)(9)(23)	SF +	4.75%	8.48%	1/13/2031		2,010	1,188	1,226
Tex-Tech Industries, Inc. (4)(6)(9)(23)	SF +	4.75%	8.48%	1/13/2031		1,910	533	549
Valence Surface Technologies LLC (4)(10)(24)	SF +	8.25% (incl 6.50% PIK)	12.15%	6/13/2031		37,021	36,281	37,097
Valence Surface Technologies LLC (4)(10)(24)	SF +	7.00%	10.74%	6/13/2031		4,310	4,221	4,319
Valence Surface Technologies LLC (4)(6)(10)(24)	SF +	8.25% (incl 6.50% PIK)	11.92%	6/13/2031		6,466	6,191	6,341
Valence Surface Technologies LLC (4)(6)(10)				6/13/2031		3,280	(67)	—
WP CPP Holdings, LLC (4)(10)(24)	SF +	7.00% (incl 3.88% PIK)	10.77%	11/30/2029		41,259	40,638	42,194
							142,224	144,965	11.62%
Asset Based Lending and Fund Finance
Montagu Lux Finco Sarl (4)(5)(6)(10)(27)	E +	5.50%	7.53%	2/13/2032	EUR	12,327	6,320	7,085
							6,320	7,085	0.57%
Automobile Components
ABC Group Holdings Inc (4)(5)(9)(26)	E +	5.88%	7.78%	8/22/2031	EUR	8,594	9,719	9,756
ABC Group Holdings Inc (4)(5)(9)(22)(26)	E +	6.88%	8.78%	8/22/2031	EUR	542	607	615
ABC Technologies Inc (4)(5)(9)(23)	SF +	5.75%	9.42%	8/22/2031		13,613	13,133	13,136
ABC Technologies Inc (4)(5)(9)(22)(23)	SF +	6.71%	10.38%	8/22/2031		868	837	838
Belron Finance 2019 LLC (8)(24)	SF +	2.25%	6.12%	10/16/2031		150	148	151
Clarios Global LP (7)(23)	SF +	2.75%	6.47%	1/28/2032		1,061	1,060	1,068
Tenneco Inc (8)(24)	SF +	4.75%	8.74%	11/17/2028		5,263	5,199	5,171
							30,703	30,735	2.46%
Beverages
Winebow Holdings, Inc. (4)(10)(23)	SF +	6.25%	10.07%	12/31/2027		34,360	34,081	30,110
							34,081	30,110	2.41%
Capital Markets
DRW Holdings LLC (7)(23)	SF +	3.50%	7.22%	6/26/2031		2,430	2,426	2,402
Jump Financial LLC (7)(24)	SF +	3.50%	7.17%	2/26/2032		900	898	891
							3,324	3,293	0.27%
Chemicals
Discovery Purchaser Corp (8)(24)	SF +	3.75%	7.61%	10/4/2029		3,008	2,920	2,897
Formerra LLC (4)(10)(23)	SF +	7.25%	11.22%	11/1/2028		5,753	5,725	5,699
Formerra LLC (4)(10)(23)	SF +	7.25%	11.22%	11/1/2028		231	230	229
Fortis 333 Inc (7)(24)	SF +	3.50%	7.17%	3/27/2032		746	744	742
Kensing LLC (4)(10)(24)	SF +	7.25%	11.24%	5/31/2028		2,768	2,763	2,451
Kensing LLC (4)(10)(24)	SF +	7.25%	11.24%	5/31/2028		683	682	605
Kensing LLC (4)(10)(24)	SF +	7.25%	11.24%	5/31/2028		7,752	7,663	6,865
Lummus Technology Holdings V LLC (7)(23)	SF +	2.50%	6.22%	12/31/2029		7,370	7,411	7,384
							28,138	26,872	2.15%
Commercial Services & Supplies
Allied Universal Holdco LLC (7)(23)	SF +	3.25%	6.97%	8/20/2032		6,540	6,532	6,581
Apex Group Treasury LLC (5)(7)(24)	SF +	3.50%	7.39%	2/27/2032		2,251	2,239	2,127
AVSC Holding Corp. (4)(9)(23)	SF +	5.00%	8.72%	12/5/2031		8,181	8,043	8,263
AVSC Holding Corp. (4)(6)(9)				12/5/2029		962	(15)	—

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
(14) The interest rate floor on these investments as of December 31, 2025 was 2.50%.
(15) The interest rate floor on these investments as of December 31, 2025 was 2.75%.
(16) The interest rate floor on these investments as of December 31, 2025 was 3.00%.
(17) The interest rate floor on these investments as of December 31, 2025 was 3.25%.
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
(22) Reflects a “last out” tranche of the portfolio company's senior term debt. In exchange for the greater risk of loss, the “last-out” portion of the Company's senior loan investment generally earns a higher interest rate than the “first-out” portion. The “first-out” portion would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last-out” portion.
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

HPS Corporate Capital Solutions Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
Note 1. Organization

HPS Corporate Capital Solutions Fund (the “Company”) is a Delaware statutory trust that was formed on August 10, 2023 and commenced operations on April 8, 2024. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In addition, the Company has elected to be treated for federal income tax purposes, and intends to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company is managed by HPS Advisors, LLC (the “Adviser”), a wholly-owned subsidiary of HPS Investment Partners, LLC (“HPS” or the “Administrator”).

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

As of July 1, 2025, in reliance upon exemptive relief issued to the Company by the Securities and Exchange Commission (the “SEC”), all of the Company’s outstanding Common Shares were converted into three separate classes (the “Share Class Conversion”): Class I common shares (“Class I Common Shares”), Class D common shares (“Class D Common Shares”) and Class S common shares (“Class S Common Shares”). All outstanding Common Shares immediately prior to the Share Class Conversion were subject to the same shareholder servicing and/or distribution fee as that applicable to the Class D Common Shares. Accordingly, for all periods prior to July 1, 2025, all share class activity for the existing Common Shares are presented under Class D Common Shares. As of July 1, 2025 there were 7,953,606 Class I Common Shares, 30,401,941 Class D Common Shares and 515 Class S Common Shares outstanding, respectively.

On July 1, 2025, BlackRock, Inc. (“BlackRock”) acquired the business and assets of HPS, with 100% of consideration paid in BlackRock equity (the “HPS/BlackRock Transaction”).

HPS Corporate Capital Solutions Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)

Note 2. Significant Accounting Policies

Basis of Presentation

The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 6 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair statement of the consolidated financial statements for the interim periods presented have been included. All intercompany balances and transactions have been eliminated. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2026.

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

The fair value of the Company’s derivatives is recorded on the Consolidated Statements of Assets and Liabilities by security type and counterparty on a net basis, if subject to an enforceable master netting agreement, not taking into account collateral posted which is recorded separately. As of March 31, 2026, $1.1 million of cash collateral pledged was included in other assets on the Consolidated Statements of Assets and Liabilities. As of December 31, 2025, $0.9 million of cash collateral received was invested in a money market fund and included in accrued expenses and other liabilities on the Consolidated Statements of Assets and Liabilities.

Loan Participations

The Company follows the guidance in ASC 860, Transfers and Servicing, when accounting for loan participations and other partial loan sales. Such guidance requires a participation or other partial loan sale to meet the definition of a “participating interest,” as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales that do not meet the definition of a participating interest remain on the Consolidated Statements of Assets and Liabilities and the proceeds are recorded as a secured borrowing until the definition is met. Secured borrowings are carried at fair value to correspond with the related investments, which are carried at fair value. There were no loan participations and other partial loan sales that were accounted for as secured borrowings during the period.

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

Revenue Recognition

Interest Income

Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and

HPS Corporate Capital Solutions Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
unamortized discounts are recorded as interest income in the current period. For the three months ended March 31, 2026 and 2025, the Company recorded non-recurring interest income of $2.0 million, and $0.1 million, respectively (e.g. prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts).

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2026 and December 31, 2025, there was one and one portfolio company on non-accrual status, respectively.

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

Dividend Income

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies. To the extent a preferred equity security contains PIK provisions, PIK dividends, computed at the contractual rate specified in each applicable agreement, are accrued and recorded as dividend income and added to the principal balance of the preferred equity security. PIK dividends added to the principal balance are generally collected upon redemption of the equity. For the three months ended March 31, 2026, the Company recorded $0.4 million of dividend income. For the three months ended March 31, 2025, the company did not record any dividend income.

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

Income Taxes

The Company has elected to be treated for federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Rather, any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s shareholders and would not be reflected in the consolidated financial statements of the Company.

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

For the three months ended March 31, 2026 and 2025, the Company accrued $0.4 million and $0.1 million, respectively, of U.S. federal excise tax.

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

HPS Corporate Capital Solutions Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
Segment Reporting

In accordance with ASC 280, Segment Reporting, the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40),” which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, in each relevant expense caption. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.

In November 2025, the FASB issued ASU 2025-09, “Hedge Accounting Improvements.” This ASU better aligns hedge accounting with the entity's risk management activities. This ASU expands on hedge accounting guidance for both financial and non-financial risk components and aligns the recognition and presentation of the effects of the hedging instruments and the hedged items in the financial statements. This ASU is effective for the Company beginning in January 2027 under a prospective approach. Early adoption is permitted. Adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

Note 3. Fees, Expenses, Agreements and Related Party Transactions

As of March 31, 2026, the Company had payables due to affiliates of $4.1 million, comprised of $1.7 million of expenses reimbursable to the Administrator pursuant to the Administration Agreement and $2.4 million of other expenses paid on behalf of the Company, which includes $0.2 million of Board of Trustees’ fees. As of December 31, 2025, the Company had payables due to affiliates of $5.6 million, comprised of $1.2 million of expenses reimbursable to the Administrator pursuant to the Administration Agreement and $4.4 million of other expenses paid on behalf of the Company, which includes $0.4 million of Board of Trustees’ fees.

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

HPS Corporate Capital Solutions Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
The management and incentive fees payable by the Company are unchanged from the Prior Investment Advisory Agreement, and the Investment Advisory Agreement is otherwise substantively identical in all respects to the Prior Investment Advisory Agreement. In addition, the Company’s investment strategy and team, including the Company’s executive officers, remains materially unchanged, and the HPS/BlackRock Transaction is not expected to have a material impact on the Company’s operations.

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

The Adviser agreed to waive its base management fee from the Initial Closing through June 30, 2025. For the three months ended March 31, 2026, base management fees were $4.0 million. For the three months ended March 31, 2025, base management fees were $2.3 million, all of which were voluntarily waived by the Adviser. As of March 31, 2026 and December 31, 2025, $4.0 million and $3.8 million, respectively, was payable to the Adviser relating to management fees.

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

The Adviser agreed to waive its income based incentive fee from the Initial Closing through June 30, 2025. For the three months ended March 31, 2026, income based incentive fees were $5.0 million. For the three months ended March 31, 2025, income based incentive fees were $2.8 million, all of which was voluntarily waived by the Adviser. As of March 31, 2026 and December 31, 2025, $5.0 million and $4.7 million, respectively, was payable to the Adviser relating to income based incentive fees.

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

For the three months ended March 31, 2026, capital gains incentive fees were $(1.6) million. For the three months ended March 31, 2025, capital gains incentive fees were $(0.3) million. As of March 31, 2026 and December 31, 2025, the Company accrued $2.0 million and $3.7 million, respectively, of capital gains incentive fees, none of which were payable under the Investment Advisory Agreement.

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

For the three months ended March 31, 2026 and 2025, the Company incurred $0.5 million and $0.4 million, respectively, in expenses under the Administration Agreement and the Prior Administration Agreement, which were recorded in “administrative service expenses” in the Company’s Consolidated Statements of Operations. As of March 31, 2026 and December 31, 2025 there were $1.7 million and $1.2 million, respectively, of administration service expenses payable by the Company which are included in “due to affiliates” in the Consolidated Statements of Assets and Liabilities.

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

Distribution and Servicing Plan
On March 9, 2026, the Board approved the continuation of the distribution and servicing plan (the “Distribution and Servicing Plan”). The following table shows the shareholder servicing and/or distribution fees the Company pays the Managing Dealer with respect to the Class I Common Shares, Class D Common Shares, and Class S Common Shares on an annualized basis as a percentage of the Company’s NAV for such class.

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

For the three months ended March 31, 2026, the Company incurred shareholder servicing and/or distribution fees of $0.6 million. For the three months ended March 31, 2025, the Company incurred shareholder servicing and/or distribution fees of $0.5 million, all of which were waived. As of March 31, 2026 and December 31, 2025, there was $0.2 million and $0.6 million, respectively, of shareholder servicing and/or distribution fees payable to the Managing Dealer.

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

The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company on the last business day of the applicable calendar quarter, except to the extent the Adviser has waived its right to receive such payment for the applicable calendar quarter. $0.4 million of Adviser-advanced expenses met the conditions for expense recoupment during the three months ended March 31, 2026.

HPS Corporate Capital Solutions Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
The following table presents a summary of Expense Payments and the related Reimbursement Payments since the Company's commencement of operations:

For the Quarter Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
June 30, 2024(1)	$2,678	$(414)	$2,264
September 30, 2024	1,855	—	1,855
December 31, 2024	1,555	—	1,555
March 31, 2025	2,061	—	2,061
June 30, 2025	1,256	—	1,256
September 30, 2025	374	—	374
December 31, 2025	730	—	730
March 31, 2026	—	—	—
Total	$10,509	$(414)	$10,095

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

Note 4. Investments

The composition of the Company’s investment portfolio at cost and fair value was as follows:

	March 31, 2026			December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$1,766,627	$1,759,331	79.77%	$1,781,224	$1,795,053	82.42%
Second lien debt	7,995	7,982	0.36	7,894	7,906	0.36
Other secured debt	74,080	74,116	3.36	63,601	64,380	2.96
Unsecured debt	47,721	48,633	2.21	47,040	48,111	2.21
Structured finance investments	18,821	18,944	0.86	17,013	17,206	0.79
Preferred equity	225,017	246,909	11.19	179,845	196,010	9.00
Other equity investments	41,854	49,657	2.25	41,587	49,155	2.26
Total	$2,182,115	$2,205,572	100.00%	$2,138,204	$2,177,821	100.00%

HPS Corporate Capital Solutions Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
The industry composition of investments at fair value as of March 31, 2026 as compared to December 31, 2025 was as follows:

	March 31, 2026		December 31, 2025
	Fair Value	Percentage of Total Investments at Fair Value	Fair Value	Percentage of Total Investments at Fair Value
Aerospace & Defense	$148,771	6.75%	$152,849	7.02%
Asset Based Lending and Fund Finance	21,733	0.99	21,981	1.01
Automobile Components	30,428	1.38	30,735	1.41
Beverages	74,325	3.37	73,945	3.40
Capital Markets	29,456	1.34	29,007	1.33
Chemicals	27,189	1.23	26,872	1.23
Commercial Services & Supplies	88,747	4.02	86,302	3.96
Communications Equipment	13,198	0.60	13,731	0.63
Construction & Engineering	2,446	0.11	2,556	0.12
Consumer Staples Distribution & Retail	42,147	1.91	42,132	1.93
Containers & Packaging	41,984	1.90	42,641	1.96
Distributors	—	—	13,558	0.62
Diversified Consumer Services	25,269	1.15	23,596	1.08
Diversified Telecommunication Services	3,595	0.16	2,989	0.14
Electric Utilities	9,674	0.44	10,241	0.47
Electrical Equipment	8,363	0.38	8,405	0.39
Electronic Equipment, Instruments & Components	6,689	0.30	5,638	0.26
Entertainment	49,865	2.26	49,923	2.29
Financial Services	118,051	5.35	83,948	3.85
Food Products	620	0.03	622	0.03
Health Care Equipment & Supplies	94,223	4.27	90,621	4.16
Health Care Providers & Services	245,080	11.12	221,208	10.17
Health Care Technology	21,895	0.99	18,473	0.85
Hotels, Restaurants & Leisure	175,670	7.96	132,009	6.06
Household Durables	1,846	0.08	2,055	0.09
Independent Power and Renewable Electricity Producers	229,141	10.39	213,355	9.80
Insurance	70,861	3.21	64,673	2.97
IT Services	13,053	0.59	13,301	0.61
Leisure Products	11,674	0.53	11,736	0.54
Life Sciences Tools & Services	1,485	0.07	3,054	0.14
Machinery	11,062	0.50	8,843	0.41
Media	—	—	24,149	1.11
Metals & Mining	16,896	0.77	17,015	0.78
Mortgage Real Estate Investment Trusts (REITs)	12,528	0.57	—	—
Multi-Utilities	2,602	0.12	2,573	0.12
Pharmaceuticals	95,807	4.34	108,561	4.98
Professional Services	14,279	0.65	14,713	0.68
Real Estate Management & Development	2,825	0.13	2,579	0.12
Software	233,193	10.57	302,168	13.87
Specialty Retail	59,683	2.71	59,487	2.73
Structured Finance	18,944	0.86	17,206	0.79
Textiles, Apparel & Luxury Goods	34,836	1.58	33,117	1.52
Trading Companies & Distributors	20,800	0.94	21,395	0.98
Transportation Infrastructure	16,995	0.77	17,386	0.80
Wireless Telecommunication Services	57,644	2.61	56,473	2.59
Total	$2,205,572	100.00%	$2,177,821	100.00%

HPS Corporate Capital Solutions Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
The geographic composition of investments at cost and fair value was as follows:

	March 31, 2026
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,846,227	$1,853,685	84.05%	141.08%
United Kingdom	184,016	195,212	8.85	14.86
Austria	36,758	39,665	1.80	3.02
Canada	36,375	36,652	1.66	2.79
Spain	29,287	29,046	1.32	2.21
France	21,717	22,729	1.03	1.73
Australia	13,347	13,861	0.63	1.05
Germany	11,393	11,574	0.52	0.88
Taiwan	2,995	3,148	0.14	0.24
Total	$2,182,115	$2,205,572	100.00%	167.86%

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,823,283	$1,840,885	84.53%	147.51%
United Kingdom	158,499	172,951	7.94	13.86
Austria	36,449	40,212	1.85	3.22
Australia	32,938	33,807	1.55	2.71
Spain	29,256	29,655	1.36	2.38
Canada	24,771	25,108	1.15	2.01
France	21,312	23,217	1.07	1.86
Germany	8,714	8,830	0.41	0.71
Taiwan	2,982	3,156	0.14	0.25
Total	$2,138,204	$2,177,821	100.00%	174.51%

As of March 31, 2026 and December 31, 2025, there was one and one portfolio company on non-accrual status, respectively, which represented 0.28% and 0.29% of total debt and income producing investments at fair value, respectively.

As of March 31, 2026 and December 31, 2025, on a fair value basis, 93.6% and 94.3% of performing debt and income producing investments bore interest at a floating rate, respectively, and 6.4% and 5.7% of performing debt and income producing investments bore interest at a fixed rate, respectively.

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

Rule 2a-5 under the 1940 Act establishes requirements for determining fair value in good faith for purposes of the 1940 Act. The rule permits boards, subject to board oversight and certain other conditions, to designate certain parties to perform the fair value determinations. In accordance with this rule, the Company’s Board has designated the Company’s Adviser as the valuation designee primarily responsible for the valuation of the Company’s investments, subject to the oversight of the Board.

The following tables present the fair value hierarchy of investments and cash equivalents:

	March 31, 2026
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$267,146	$1,492,185	$1,759,331
Second lien debt	—	—	7,982	7,982
Other secured debt	—	—	74,116	74,116
Unsecured debt	—	—	48,633	48,633
Structured finance investments	—	—	18,944	18,944
Preferred equity	—	—	246,909	246,909
Other equity investments	—	21	49,636	49,657
Total Investments	$—	$267,167	$1,938,405	$2,205,572
Cash equivalents	$5,812	$—	$—	$5,812

	December 31, 2025
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$313,595	$1,481,458	$1,795,053
Second lien debt	—	—	7,906	7,906
Other secured debt	—	—	64,380	64,380
Unsecured debt	—	—	48,111	48,111
Structured finance investments	—	—	17,206	17,206
Preferred equity	—	—	196,010	196,010
Other equity investments	—	21	49,134	49,155
Total Investments	$—	$313,616	$1,864,205	$2,177,821
Cash equivalents	$9,700	$—	$—	$9,700

HPS Corporate Capital Solutions Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
The following tables present the change in the fair value of investments for which Level 3 inputs were used to determine fair value:

	Three Months Ended March 31, 2026
	First Lien Debt	Second Lien Debt	Other Secured Debt	Unsecured Debt	Structured Finance Investments	Preferred Equity	Other Equity Investments	Total Investments
Fair value, beginning of period	$1,481,458	$7,906	$64,380	$48,111	$17,206	$196,010	$49,134	$1,864,205
Purchases of investments(1)	108,948	96	26,343	669	1,809	46,862	267	184,994
Principal repayments and sales of investments	(89,347)	—	(17,805)	—	—	(1,902)	—	(109,054)
Accretion of discount/amortization of premium	2,931	5	209	12	—	—	—	3,157
Net realized gain (loss)	1,061	—	824	—	—	210	—	2,095
Net change in unrealized appreciation (depreciation)	(13,709)	(25)	(742)	(159)	(71)	5,729	235	(8,742)
Transfers in(2)	4,323	—	907	—	—	—	—	5,230
Transfers out(2)	(3,480)	—	—	—	—	—	—	(3,480)
Fair value, end of period	$1,492,185	$7,982	$74,116	$48,633	$18,944	$246,909	$49,636	$1,938,405
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of March 31, 2026	$(12,458)	$(25)	$(377)	$(159)	$(71)	$5,739	$235	$(7,116)

(1)Purchases include PIK interest and PIK dividends, if applicable.
(2)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended March 31, 2026, transfers into and out of level 3 were $4.3 million and $2.6 million, respectively, due to decreased or increased price transparency, including the number of market quotations and/or the reliability of such market quotations obtained by the Adviser. For the three months ended March 31, 2026, transfers between investment types were $0.9 million.

	Three Months Ended March 31, 2025
	First Lien Debt	Second Lien Debt	Other Secured Debt	Unsecured Debt	Preferred Equity	Other Equity Investments	Total Investments
Fair value, beginning of period	$701,826	$5,329	$17,960	$17,385	$28,588	$45,225	$816,313
Purchases of investments(1)	306,155	56	1,946	583	745	73	309,558
Principal repayments and sales of investments	(6,239)	—	(1,666)	—	—	—	(7,905)
Accretion of discount/amortization of premium	1,114	3	51	12	2	—	1,182
Net realized gain (loss)	1	—	—	—	—	—	1
Net change in unrealized appreciation (depreciation)	875	1	16	(9)	1,852	1,855	4,590
Transfers in(2)	1,075	—	—	—	—	—	1,075
Transfers out(2)	—	(1,075)	—	—	—	—	(1,075)
Fair value, end of period	$1,004,807	$4,314	$18,307	$17,971	$31,187	$47,153	$1,123,739
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of March 31, 2025	$905	$1	$16	$(9)	$1,852	$1,855	$4,620

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

	March 31, 2026
	Fair Value(1)	Valuation Technique	Unobservable Input	Range		Weighted Average(2)
				Low	High
Investments in first lien debt	$1,319,107	Yield analysis	Discount rate	5.92%	28.03%	10.98%
	11,753	Discounted cash flow	Discount rate	5.40%	20.00%	11.87%
			Exit multiple	6.40x	8.75x	7.35x
Investments in second lien debt	7,982	Yield analysis	Discount rate	13.50%	16.33%	14.83%
Investments in other secured debt	66,415	Yield analysis	Discount rate	10.21%	12.41%	10.72%
Investments in unsecured debt	48,634	Yield analysis	Discount rate	11.90%	13.00%	12.37%
Investments in structured finance investments	13,684	Yield analysis	Discount rate	6.39%	11.88%	9.37%
Investments in preferred equity	172,693	Yield analysis	Discount rate	6.69%	19.64%	10.71%
	1,848	Discounted cash flow	Discount rate	20.00%	20.00%	20.00%
			Exit multiple	8.75x	8.75x	8.75x
Investments in other equity	33,307	Yield analysis	Discount rate	8.00%	10.00%	9.34%
	15,427	Discounted cash flow	Discount rate	6.83%	10.50%	6.85%
			Exit multiple	5.67x	6.62x	5.68x

	December 31, 2025
	Fair Value(1)	Valuation Technique	Unobservable Input	Range		Weighted Average(2)
				Low	High
Investments in first lien debt	$1,183,807	Yield analysis	Discount rate	6.06%	26.10%	10.89%
	11,819	Discounted cash flow	Discount rate	5.66%	20.00%	11.82%
			Exit multiple	6.43x	8.75x	7.34x
Investments in second lien debt	4,961	Yield analysis	Discount rate	15.25%	16.24%	15.58%
Investments in other secured debt	31,310	Yield analysis	Discount rate	10.63%	15.91%	11.71%
Investments in unsecured debt	48,111	Yield analysis	Discount rate	12.78%	13.04%	12.89%
Investments in structured finance investments	8,626	Yield analysis	Discount rate	6.23%	12.24%	10.35%
Investments in preferred equity	164,724	Yield analysis	Discount rate	6.80%	24.23%	11.07%
	1,980	Discounted cash flow	Discount rate	20.00%	20.00%	20.00%
			Exit multiple	8.75x	8.75x	8.75x
Investments in other equity	32,580	Yield analysis	Discount rate	8.00%	10.00%	9.33%
	15,634	Discounted cash flow	Discount rate	7.31%	7.31%	7.31%
			Exit multiple	5.55x	5.55x	5.55x

(1)As of March 31, 2026, included within the fair value of Level 3 assets of $1,938,405 is an amount of $247,555 for which the Adviser did not develop the unobservable inputs (examples include third-party pricing and transaction prices). As of December 31, 2025, included within the fair value of Level 3 assets of $1,864,205 is an amount of $360,653 for which the Adviser did not develop the unobservable inputs (examples include third-party pricing and transaction prices).
(2)Weighted averages are calculated based on fair value of investments.

The significant unobservable input used in the yield analysis is the discount rate based on comparable market yields. The significant unobservable inputs used in the income approach are the discount rate used to discount the estimated future cash flows expected to be received from the underlying investment and the exit multiple used to calculate the terminal value of the underlying investment. Significant increases in discount rates would result in a significantly lower fair value measurement and increases or decreases in exit multiples would have an increase or decrease, respectively, in the fair value.

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

Financial Instruments Not Carried at Fair Value

The following table presents fair value measurements of the Company’s debt obligations as of March 31, 2026 and December 31, 2025, had they been accounted for at fair value:

Debt

	March 31, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving Credit Facility	$614,265	$614,265	$578,709	$578,709
August 2028 Notes(1)	149,029	150,200	149,589	151,264
August 2030 Notes(1)	198,526	200,369	199,366	202,099
Total	$961,820	$964,834	$927,664	$932,072

(1)As of March 31, 2026 and December 31, 2025, the carrying value of the Company’s Unsecured Notes (each as defined below), are presented net of unamortized debt issuance costs, in the below table. Additionally, the carrying value of the Company’s Unsecured Notes includes the increase (decrease) in the notes carrying value as a result of the qualifying fair value hedge relationship as disclosed in the below table, as applicable, and as further described in Note 6.

	March 31, 2026		December 31, 2025
	Unamortized Debt Issuance Costs	Cumulative Change in the Notes Carrying Value as a Result of the Qualifying Fair Value Hedge Relationship	Unamortized Debt Issuance Costs	Cumulative Change in the Notes Carrying Value as a Result of the Qualifying Fair Value Hedge Relationship
August 2028 Notes	$(668)	$(303)	$(737)	$326
August 2030 Notes	(985)	(489)	(1,041)	407
Total	$(1,653)	$(792)	$(1,778)	$733

The following table presents the fair value hierarchy of the Company’s debt obligations as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Level 1	$—	$—
Level 2	—	—
Level 3	964,834	932,072
Total	$964,834	$932,072

As of March 31, 2026 and December 31, 2025, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, if applicable, or market quotes, if available.

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

HPS Corporate Capital Solutions Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
During the three months ended March 31, 2026 and 2025, the average notional exposure for foreign currency forward contracts were $262.8 million and $96.3 million, respectively, and the average notional exposure for interest rate swaps were $350.0 million and $0.0 million, respectively.

The following tables summarize the aggregate notional amount and fair value of the Company’s derivative financial instruments as of March 31, 2026 and December 31, 2025.

	March 31, 2026
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contracts	$—	$1,694	$—	$1,694	$233,108
Total derivative assets, at fair value	$—	$1,694	$—	$1,694	$233,108

Derivative Liabilities
Foreign currency forward contracts	$—	$(1,622)	$—	$(1,622)	$36,302
Interest rates swaps	—	(792)	—	(792)	350,000
Total derivative liabilities, at fair value	$—	$(2,414)	$—	$(2,414)	$386,302

	December 31, 2025
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contracts	$—	$129	$—	$129	$96,001
Interest rates swaps	—	733	—	733	350,000
Total derivative assets, at fair value	$—	$862	$—	$862	$446,001

Derivative Liabilities
Foreign currency forward contracts	$—	$(3,223)	$—	$(3,223)	$155,844
Total derivative liabilities, at fair value	$—	$(3,223)	$—	$(3,223)	$155,844

The effect of transactions in derivative instruments that are not designated in a qualifying hedge accounting relationship on the Consolidated Statements of Operations during the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
Net change in unrealized gain (loss) on foreign currency forward contracts	$3,166	$(2,137)
Realized gain (loss) on foreign currency forward contracts	$587	$(931)

The following tables present both gross and net information about derivative instruments eligible for offset in the Consolidated Statements of Assets and Liabilities as of March 31, 2026 and December 31, 2025:

			March 31, 2026
Counterparty	Instrument	Account in the Consolidated Statements of Assets and Liabilities	Gross Amount of Assets	Gross Amount of (Liabilities)	Net Amounts Presented in the Consolidated Statements of Assets and Liabilities	Collateral Received/Pledged(1)	Net Amounts(2)
SMBC Capital Markets, Inc.	Foreign currency forward contracts	Derivative liabilities, at fair value	$404	$(1,622)	$(1,218)	$—	$(1,218)
Morgan Stanley	Foreign currency forward contracts	Derivative assets, at fair value	$1,290	$—	$1,290	$—	$1,290
Morgan Stanley	Interest rate swaps	Derivative liabilities, at fair value	$—	$(792)	$(792)	$792	$—

HPS Corporate Capital Solutions Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)

			December 31, 2025
Counterparty	Instrument	Account in the Consolidated Statements of Assets and Liabilities	Gross Amount of Assets	Gross Amount of (Liabilities)	Net Amounts Presented in the Consolidated Statements of Assets and Liabilities	Collateral Received/Pledged(1)	Net Amounts(2)
SMBC Capital Markets, Inc.	Foreign currency forward contracts	Derivative liabilities, at fair value	$103	$(2,620)	$(2,517)	$—	$(2,517)
Morgan Stanley	Foreign currency forward contracts	Derivative liabilities, at fair value	$26	$(603)	$(577)	$—	$(577)
Morgan Stanley	Interest rate swaps	Derivative assets, at fair value	$733	$—	$733	$(733)	$—

(1)Amount excludes excess cash collateral pledged/received.
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

The table below presents the carrying value of unsecured borrowings as of March 31, 2026 and December 31, 2025, that are designated in a qualifying hedging relationship and the related cumulative hedging adjustment increase (decrease) from current and prior hedging relationships included in such carrying values:

	March 31, 2026		December 31, 2025
Description	Carrying Value	Cumulative Hedging Adjustments	Carrying Value	Cumulative Hedging Adjustments
Unsecured Notes	$347,555	$(792)	$348,955	$733

Note 7. Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2026 and December 31, 2025, the Company’s asset coverage was 236.3% and 234.4%, respectively.

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

The maximum principal amount of the Revolving Credit Facility is $1,125 million, subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness, with an accordion provision to permit increases to the total facility amount up to $1,350 million subject to the satisfaction of certain conditions.

The Revolving Credit Facility is guaranteed by certain subsidiaries of the Company, including certain additional domestic subsidiaries (direct or indirect) of the Company that may be formed or acquired in the future (collectively, the “Revolving Credit Facility Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including, without limitation, repaying outstanding indebtedness, making distributions, contributions and investments, and acquisition and funding of portfolio investments, and such other uses as permitted under the Revolving Credit Agreement.

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

As of March 31, 2026 and December 31, 2025, the Company was in compliance with all covenants and other requirements of the Revolving Credit Facility and the Unsecured Notes, as applicable.

The Company’s outstanding debt obligations were as follows:

	March 31, 2026
	Maximum Principal	Outstanding Principal	Carrying Value	Unused Portion(1)	Amount Available(2)
Revolving Credit Facility(3)	$1,125,000	$614,265	$614,265	$510,735	$510,735
August 2028 Notes(4)	150,000	150,000	149,029	—	—
August 2030 Notes(4)	200,000	200,000	198,526	—	—
Total	$1,475,000	$964,265	$961,820	$510,735	$510,735

	December 31, 2025
	Maximum Principal	Outstanding Principal	Carrying Value	Unused Portion(1)	Amount Available(2)
Revolving Credit Facility(3)	$1,125,000	$578,709	$578,709	$546,291	$546,291
August 2028 Notes(4)	150,000	150,000	149,589	—	—
August 2030 Notes(4)	200,000	200,000	199,366	—	—
Total	$1,475,000	$928,709	$927,664	$546,291	$546,291

(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to the Revolving Credit Facility’s borrowing base.
(3)The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of March 31, 2026 and December 31, 2025, the Company had outstanding borrowings denominated in the following non-USD currencies:

	March 31, 2026
	Australian Dollars (AUD)		Euros (EUR)	British Pounds (GBP)
Revolving Credit Facility	A$	10,203	€39,421	£9,299

	December 31, 2025
	Australian Dollars (AUD)		Euros (EUR)	British Pounds (GBP)
Revolving Credit Facility	A$	10,203	€39,421	£9,299

(4)As of March 31, 2026 and December 31, 2025, the carrying value of the Company's Unsecured Notes are presented net of unamortized debt issuance costs, in the below table. Additionally, the carrying value of the Company's Unsecured Notes includes the increase (decrease) in the notes carrying value as a result of the qualifying fair value hedge relationship as disclosed in the below table, and as further described above.

	March 31, 2026		December 31, 2025
	Unamortized Debt Issuance Costs	Cumulative Change in the Notes Carrying Value as a Result of the Qualifying Fair Value Hedge Relationship	Unamortized Debt Issuance Costs	Cumulative Change in the Notes Carrying Value as a Result of the Qualifying Fair Value Hedge Relationship
August 2028 Notes	$(668)	$(303)	$(737)	$326
August 2030 Notes	(985)	(489)	(1,041)	407
Total	$(1,653)	$(792)	$(1,778)	$733

HPS Corporate Capital Solutions Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
As of March 31, 2026 and December 31, 2025, $3.7 million and $9.7 million, respectively, of interest expense and $0.4 million and $0.5 million, respectively, of unused commitment fees were included in interest payable.

The following table summarizes the average principal debt outstanding and the weighted average interest rate on all borrowings outstanding for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Average principal debt outstanding	$956,952	$379,764
Weighted average interest rate(1)	6.2%	7.0%

(1)The weighted average interest rate includes unused fees, amortization of deferred financing costs and debt issuance costs, and the net interest on interest rate swaps accounted for as hedges.

The components of interest expense were as follows:

	Three Months Ended March 31,
	2026	2025
Borrowing interest expense	$13,558	$6,034
Facility unused fees	422	293
Amortization of financing costs	338	221
Amortization of debt issuance costs	125	—
Net (gain) loss from interest rate swaps accounted for as hedges and the related hedged items	176	—
Total interest expense	$14,619	$6,548
Cash paid for interest expense	$20,256	$6,285

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

The Company’s investment portfolio may contain investments, such as revolving loans or delayed draw loans, which require the Company to provide funding when requested by portfolio companies in accordance with underlying agreements. As of March 31, 2026 and December 31, 2025, the Company had unfunded investment commitments in the aggregate principal amount of $206.2 million and $247.4 million, respectively.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2026, management is not aware of any material pending or threatened litigation.

The Adviser agreed to bear all of the Company’s expenses, including organization and offering expenses, through April 8, 2024, the date on which the Company broke escrow for the initial offering of its Common Shares, on which date the Company became obligated to reimburse the Adviser for such advanced expenses upon breaking escrow for the Private Offering and the Adviser requesting reimbursement of these expenses paid pursuant to the Expense Support Agreement. Refer to Note 3 for additional details on the Expense Support and Conditional Reimbursement Agreement.

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

The following table summarizes transactions in Common Shares during the three months ended March 31, 2026:

	Three Months Ended March 31, 2026
	Shares	Amount
CLASS I
Subscriptions	526,119	$14,240
Share transfers between classes	—	—
Distributions reinvested	136,256	3,688
Share repurchases	(245,975)	(6,612)
Early repurchase deduction	—	8
Net increase (decrease)	416,400	$11,324
CLASS D
Subscriptions	2,467,741	$66,708
Share transfers between classes	—	—
Distributions reinvested	742,121	20,085
Share repurchases	(832,588)	(22,380)
Early repurchase deduction	—	26
Net increase (decrease)	2,377,274	$64,439
CLASS S
Subscriptions	—	$—
Share transfers between classes	—	—
Distributions reinvested	—	—
Share repurchases	—	—
Early repurchase deduction	—	0
Net increase (decrease)	—	$—
Total net increase (decrease)	2,793,674	$75,763

The following table summarizes transactions in Common Shares during the three months ended March 31, 2025:

	Three Months Ended March 31, 2025
	Shares	Amount
CLASS D
Subscriptions	5,173,424	$135,148
Distributions reinvested	653,479	16,984
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	5,826,903	$152,132

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

Distributions

The Company declares monthly distribution amounts per share of Class I Common Shares, Class D Common Shares and Class S Common Shares payable monthly in arrears. The record date for each distribution was the last calendar date of the month in which such distribution was declared. The following tables present distributions that were declared during the three months ended March 31, 2026:

		Class I
Declaration Date	Payment Date	Base Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 27, 2026	February 27, 2026	$0.1390	$—	$0.1390	$1,624
February 27, 2026	March 31, 2026	0.1390	—	0.1390	1,654
March 26, 2026	April 29, 2026	0.1390	—	0.1390	1,675
March 26, 2026	April 30, 2026	—	0.1600	0.1600	1,929
Total		$0.4170	$0.1600	$0.5770	$6,882

		Class D
Declaration Date	Payment Date	Base Distribution Per Share(1)	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 27, 2026	February 27, 2026	$0.1333	$—	$0.1333	$4,760
February 27, 2026	March 31, 2026	0.1338	—	0.1338	4,847
March 26, 2026	April 29, 2026	0.1333	—	0.1333	5,054
March 26, 2026	April 30, 2026	—	0.1600	0.1600	6,066
Total		$0.4004	$0.1600	$0.5604	$20,727

		Class S
Declaration Date	Payment Date	Base Distribution Per Share(1)	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 27, 2026	February 27, 2026	$0.1195	$—	$0.1195	$0
February 27, 2026	March 31, 2026	0.1213	—	0.1213	0
March 26, 2026	April 29, 2026	0.1195	—	0.1195	0
March 26, 2026	April 30, 2026	—	0.1600	0.1600	0
Total		$0.3603	$0.1600	$0.5203	$0

(1)Base distributions per share are net of shareholder servicing and/or distribution fees.

HPS Corporate Capital Solutions Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
The following table presents distributions that were declared during the three months ended March 31, 2025:

		Class D
Declaration Date	Payment Date	Base Distribution Per Share(1)	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 29, 2025	April 30, 2025	$0.1340	$—	$0.1340	$3,620
February 26, 2025	April 30, 2025	0.1340	—	0.1340	3,777
March 27, 2025	April 28, 2025	0.1340	—	0.1340	4,142
March 27, 2025	April 30, 2025	—	0.1000	0.1000	3,091
Total		$0.4020	$0.1000	$0.5020	$14,630

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

Through March 31, 2026, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement avoids distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its Common Shares during the three months ended March 31, 2026:

	Class I		Class D		Class S
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.5770	$6,882	$0.5604	$20,727	$0.5203	$0
Net realized gains	—	—	—	—	—	—
Total	$0.5770	$6,882	$0.5604	$20,727	$0.5203	$0

HPS Corporate Capital Solutions Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its Common Shares during the three months ended March 31, 2025:

	Class D
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

The Company expects to repurchase shares pursuant to tender offers each quarter using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of the applicable NAV per share (the “Early Repurchase Deduction”). The one year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived, at the Company’s discretion, in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders. The Company intends to conduct the repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All shares purchased by the Company pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

The following tables summarize the share repurchases completed during the three months ended March 31, 2026 and 2025:

Repurchase Request Deadline	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased(2)	Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased(1)
March 3, 2026	5.00%	March 31, 2026	$28,992	1,078,563	2.34%

Repurchase Request Deadline	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased(2)	Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased(1)
March 4, 2025	5.00%	March 31, 2025	$—	—	—%

(1)Percentage is based on total outstanding shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.
(2)Amounts not inclusive of Early Repurchase Deduction, if applicable.

HPS Corporate Capital Solutions Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
Note 10. Financial Highlights and Senior Securities

The following are the financial highlights for the three months ended March 31, 2026:

	Three Months Ended March 31, 2026
	Class I	Class D	Class S
Per Share Data:
Net asset value, beginning of period	$27.07	$27.07	$27.07
Net investment income (1)	0.61	0.59	0.55
Net unrealized and realized gain (loss) (2)	(0.22)	(0.22)	(0.22)
Net increase (decrease) in net assets resulting from operations	0.39	0.37	0.33
Distributions from net investment income (3)	(0.58)	(0.56)	(0.52)
Distributions from net realized gains (3)	—	—	—
Net increase (decrease) in net assets from shareholders' distributions	(0.58)	(0.56)	(0.52)
Early repurchase deduction fees (6)	—	—	—
Total increase (decrease) in net assets	(0.19)	(0.19)	(0.19)
Net asset value, end of period	$26.88	$26.88	$26.88
Shares outstanding, end of period	11,807,434	37,081,860	515
Total return based on NAV (4)	1.44%	1.38%	1.23%
Ratios:
Ratio of net expenses to average net assets (5)	8.00%	8.25%	8.85%
Ratio of net investment income to average net assets (5)	8.68%	8.43%	7.83%
Portfolio turnover rate	7.58%	7.58%	7.58%
Supplemental Data:
Net assets, end of period	$317,338	$996,608	$14
Asset coverage ratio	236.3%	236.3%	236.3%

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
(5)For the three months ended March 31, 2026, amounts are annualized except for the capital gains incentive fee. For the three months ended March 31, 2026, the ratio of total Operating Expenses to average net assets was 7.87%, 8.12% and 8.73% on an annualized basis for Class I Common Shares, Class D Common Shares and Class S Common Shares, respectively, excluding the effect of expense recoupment which represented 0.13%, 0.13% and 0.12% of average net assets for Class I Common Shares, Class D Common Shares and Class S Common Shares, respectively.
(6)The per share amount rounds to less than 0.01 per share.

HPS Corporate Capital Solutions Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
The following are the financial highlights for the three months ended March 31, 2025:

Three Months Ended March 31, 2025
Class D
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
(5)For the three months ended March 31, 2025, amounts are annualized except for the capital gains incentive fee and excise tax expense. For the three months ended March 31, 2025, the ratio of total Operating Expenses to average net assets was 7.56% on an annualized basis, excluding the effect of expense support, shareholder servicing and/or distribution fees waiver, and management fee and income based incentive fee waivers by the Adviser which represented 4.08% of average net assets.

The following is information about the Company’s senior securities as of the dates indicated in the table below (dollar amounts in thousands):

	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
March 31, 2026	$614,265	2,362.7	—	N/A
December 31, 2025	$578,709	2,343.8	—	N/A
December 31, 2024	$289,761	3,249.7	—	N/A
August 2028 Notes
March 31, 2026	$150,000	2,362.7	—	N/A
December 31, 2025	$150,000	2,343.8	—	N/A
August 2030 Notes
March 31, 2026	$200,000	2,362.7	—	N/A
December 31, 2025	$200,000	2,343.8	—	N/A

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

Note 11. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no additional subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the consolidated financial statements as of March 31, 2026, except as discussed below.

Subscriptions

The Company received $16.3 million of net proceeds relating to the issuance of Class I Common Shares, Class D Common Shares, and Class S Common Shares for subscriptions effective April 1, 2026.

The Company received $19.5 million of net proceeds relating to the issuance of Class I Common Shares, Class D Common Shares, and Class S Common Shares for subscriptions effective May 1, 2026.

Distributions Declarations

On April 24, 2026, the Company declared net distributions of $0.1390 per Class I Common Share, $0.1335 per Class D Common Share, and $0.1202 per Class S Common Share, all of which are payable on or about May 29, 2026 to shareholders of record as of April 30, 2026.

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

Overview and Investment Framework

We are an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. Formed as a Delaware statutory trust on August 10, 2023, we are externally managed by the Adviser, which is responsible for determining the portfolio composition, making investment decisions, monitoring investments, performing due diligence on prospective portfolio companies and providing us with such other investment advisory and related services as may reasonably be required for the investment of capital. We have elected to be treated for federal income tax purposes, and intend to qualify annually, as a RIC under Subchapter M of the Code.

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

As of July 1, 2025, in reliance upon exemptive relief issued to us by the SEC, all of our outstanding Common Shares were converted into three separate classes (the “Share Class Conversion”); Class I common shares (“Class I Common Shares”), Class D common shares (“Class D Common Shares”) and Class S common shares (“Class S Common Shares”). All outstanding Common Shares immediately prior to the Share Class Conversion were subject to the same shareholder servicing and/or distribution fee as those applicable to the Class D Common Shares. Accordingly, for all periods prior to July 1, 2025, all share class activities for the existing Common Shares are presented under Class D Common Shares.

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

We intend to invest across most of the sub-segments of the private credit market rather than focusing only on leveraged buyout driven direct lending. We intend to allocate our private investment capital dynamically across the senior secured direct lending, junior capital, and special situations segments of the private credit market to seek to capture what HPS believes are compelling risk-adjusted return opportunities within different market environments. Specifically, we will seek to achieve our investment objective by pairing a primary allocation to current income focused, first lien, senior secured, and (to a lesser extent) unsecured private credit investments with a smaller, dynamic allocation to more capital-appreciation oriented private junior capital investments.

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

The capital appreciation portion of HCAP’s portfolio focuses on investments in privately negotiated junior capital investments, including preferred equity, convertible preferred equity, and to a lesser extent, select common or other equity investments, or select junior debt or debt-like securities. In connection with this portion of the portfolio, we will seek to invest primarily in large scale companies (average EBITDA typically in excess of $400mm) in developed markets that operate in industries we believe are less cyclical and have relatively low capital intensity. Returns associated with this portion of the portfolio are also expected to be derived primarily from realized and unrealized gains and losses, including through preference accruals received at investment realization.

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

Portfolio and Investment Activity

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	Three Months Ended March 31,
	2026	2025
Total investments, beginning of period	$2,138,204	$982,565
New investments purchased	203,337	344,539
Payment-in-kind income capitalized	5,982	3,207
Net accretion of discount on investments	3,360	1,227
Net realized gain (loss) on investments	731	(364)
Investments sold or repaid	(169,499)	(17,383)
Total investments, end of period	$2,182,115	$1,313,791

The following table presents certain selected information regarding our investment portfolio:

	March 31, 2026	December 31, 2025
Weighted average yield on debt and income producing investments, at amortized cost(1)	10.3%	10.4%
Weighted average yield on debt and income producing investments, at fair value(1)	10.4%	10.3%
Weighted average yield on total portfolio, at amortized cost(2)	9.1%	9.3%
Weighted average yield on total portfolio, at fair value(2)	9.0%	9.1%
Number of portfolio companies	180	188
Weighted average EBITDA (in millions)(3)	$241	$229
Weighted average loan-to-value (“LTV”)(4)	45%	46%
Percentage of performing debt and income producing investments bearing a floating rate, at fair value	93.6%	94.3%
Percentage of performing debt and income producing investments bearing a fixed rate, at fair value	6.4%	5.7%

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

Our investments consisted of the following:

	March 31, 2026			December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$1,766,627	$1,759,331	79.77%	$1,781,224	$1,795,053	82.42%
Second lien debt	7,995	7,982	0.36	7,894	7,906	0.36
Other secured debt	74,080	74,116	3.36	63,601	64,380	2.96
Unsecured debt	47,721	48,633	2.21	47,040	48,111	2.21
Structured finance investments	18,821	18,944	0.86	17,013	17,206	0.79
Preferred equity	225,017	246,909	11.19	179,845	196,010	9.00
Other equity investments	41,854	49,657	2.25	41,587	49,155	2.26
Total	$2,182,115	$2,205,572	100.00%	$2,138,204	$2,177,821	100.00%

As of March 31, 2026 and December 31, 2025, we had certain investments in one and one portfolio company on non-accrual status, respectively. The following table shows the fair value of our performing and non-accrual debt and other income producing investments as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
	Fair Value	Percentage	Fair Value	Percentage
Performing debt and income producing investments	$1,918,925	99.72%	$1,920,208	99.71%
Non-accrual(1)	5,391	0.28	5,570	0.29
Total	$1,924,316	100.00%	$1,925,778	100.00%

(1)Investments on non-accrual represented 0.36% and 0.35% of amortized cost of total debt and other income producing investments as of March 31, 2026 and December 31, 2025, respectively.

The table below describes investments by industry composition based on fair value as of March 31, 2026 as compared to December 31, 2025:

	March 31, 2026	December 31, 2025
Aerospace & Defense	6.75%	7.02%
Asset Based Lending and Fund Finance	0.99	1.01
Automobile Components	1.38	1.41
Beverages	3.37	3.40
Capital Markets	1.34	1.33
Chemicals	1.23	1.23
Commercial Services & Supplies	4.02	3.96
Communications Equipment	0.60	0.63
Construction & Engineering	0.11	0.12
Consumer Staples Distribution & Retail	1.91	1.93
Containers & Packaging	1.90	1.96
Distributors	—	0.62
Diversified Consumer Services	1.15	1.08
Diversified Telecommunication Services	0.16	0.14
Electric Utilities	0.44	0.47
Electrical Equipment	0.38	0.39
Electronic Equipment, Instruments & Components	0.30	0.26
Entertainment	2.26	2.29
Financial Services	5.35	3.85
Food Products	0.03	0.03
Health Care Equipment & Supplies	4.27	4.16
Health Care Providers & Services	11.12	10.17
Health Care Technology	0.99	0.85
Hotels, Restaurants & Leisure	7.96	6.06

	March 31, 2026	December 31, 2025
Household Durables	0.08	0.09
Independent Power and Renewable Electricity Producers	10.39	9.80
Insurance	3.21	2.97
IT Services	0.59	0.61
Leisure Products	0.53	0.54
Life Sciences Tools & Services	0.07	0.14
Machinery	0.50	0.41
Media	—	1.11
Metals & Mining	0.77	0.78
Mortgage Real Estate Investment Trusts (REITs)	0.57	—
Multi-Utilities	0.12	0.12
Pharmaceuticals	4.34	4.98
Professional Services	0.65	0.68
Real Estate Management & Development	0.13	0.12
Software	10.57	13.87
Specialty Retail	2.71	2.73
Structured Finance	0.86	0.79
Textiles, Apparel & Luxury Goods	1.58	1.52
Trading Companies & Distributors	0.94	0.98
Transportation Infrastructure	0.77	0.80
Wireless Telecommunication Services	2.61	2.59
Total	100.00%	100.00%

The table below describes investments by geographic composition based on fair value:

	March 31, 2026	December 31, 2025
United States	84.05%	84.53%
United Kingdom	8.85	7.94
Austria	1.80	1.85
Canada	1.66	1.15
Spain	1.32	1.36
France	1.03	1.07
Australia	0.63	1.55
Germany	0.52	0.41
Taiwan	0.14	0.14
Total	100.00%	100.00%

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

Results of Operations

The following table represents our operating results:

	Three Months Ended March 31,
	2026	2025
Total investment income	$54,104	$29,678
Net expenses	24,962	6,143
Net investment income before excise tax	29,142	23,535
Excise tax expense	354	70
Net investment income after excise tax	28,788	23,465
Net realized gain (loss)	1,269	(1,562)
Net change in unrealized appreciation (depreciation)	(12,265)	(673)
Net increase (decrease) in net assets resulting from operations	$17,792	$21,230

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

Investment income was as follows:

	Three Months Ended March 31,
	2026	2025
Interest income	$47,999	$25,508
Payment-in-kind interest income	5,306	4,162
Dividend income	410	—
Other income	389	8
Total investment income	$54,104	$29,678

Total investment income increased to $54.1 million for the three months ended March 31, 2026, from $29.7 million for the same period in the prior year, primarily driven by an increased investment portfolio as we continued to deploy capital. This was partially offset by a decline in benchmark rates during the three months ended March 31, 2026, as compared to the same period in the prior year. As of March 31, 2026, the fair value of our accruing debt and income producing investments was $1,918.9 million, with a weighted average yield of 10.4%. As of March 31, 2025, the fair value of our accruing debt and income producing investments was $1,231.1 million, with a weighted average yield of 11.0%.

For the three months ended March 31, 2026 and 2025, PIK income represented 10.1% and 14.0% of total investment income, respectively. We expect that PIK income will vary based on the elections of certain borrowers.

Expenses

Expenses were as follows:

	Three Months Ended March 31,
	2026	2025
Interest expense	$14,619	$6,548
Management fees	4,048	2,301
Income based incentive fee	4,970	2,815
Capital gains incentive fee	(1,649)	(335)
Shareholder servicing and/or distribution fees
Class D	611	462
Class S	0	—
Professional fees	630	518
Board of Trustees’ fees	99	84
Administrative service expenses	518	439
Other general & administrative	611	505
Amortization of continuous offering costs	91	445
Excise tax expense	354	70
Total expenses (including excise tax expense)	24,902	13,852
Expense support	—	(2,061)
Recoupment of expense support (Note 3)	414	—
Shareholder servicing and/or distribution fees waived	—	(462)
Management fees waived	—	(2,301)
Income based incentive fees waived	—	(2,815)
Net expenses (including excise tax expense)	$25,316	$6,213

Interest Expense

Total interest expense increased to $14.6 million for the three months ended March 31, 2026, from $6.5 million for the same period in the prior year, primarily driven by increased borrowings and issuance of unsecured notes. The average principal debt outstanding increased to $957.0 million for the three months ended March 31, 2026, from $379.8 million for the same period in the prior year. This was partially offset by a decrease in our costs of debt. The weighted average interest rate (including unused fees, amortization of deferred financing costs and debt issuance costs, and the net interest on interest rate swaps accounted for as hedges) decreased to 6.2% for the three months ended March 31, 2026, from 7.0% for the same period in the prior year.

Management Fees

Management fees increased to $4.0 million for the three months ended March 31, 2026, from $2.3 million for the same period in the prior year, primarily due to an increase in net assets. Management fees are accrued monthly at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable quarter, as adjusted for any share issuances or repurchases during the quarter that do not occur on the first calendar day of the quarter. The Adviser agreed to waive its base management fee from the Initial Closing through June 30, 2025.

Income Based Incentive Fees

Income based incentive fees increased to $5.0 million for the three months ended March 31, 2026, from $2.8 million for the same period in the prior year, primarily due to our deployment of capital and an increase in Pre-Incentive Fee Net Investment Income Returns. The Adviser agreed to waive its income based incentive fee from the Initial Closing through June 30, 2025.

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

Reversal of previously accrued capital gains based incentive fees were $(1.6) million for the three months ended March 31, 2026, as compared to a $(0.3) million for the same period in the prior year, as a result of net realized and unrealized losses incurred during the respective period. See “Net Realized Gain (Loss)” and “Net Change in Unrealized Appreciation (Depreciation)” sections below for further details.

Shareholder Servicing and/or Distribution Fees

Shareholder servicing and/or distribution fees increased to $0.6 million for the three months ended March 31, 2026, from $0.5 million for the same period in the prior year, primarily due to an increase in shares outstanding. The Managing Dealer has agreed to waive the shareholder servicing and/or distribution fees from the Initial Closing through March 31, 2025.

Other Expenses

Organization costs and offering costs include expenses incurred in our initial formation and our continuous offering. Professional fees include legal, audit, tax, valuation and other professional fees incurred related to our management. Administrative service expenses represent fees incurred and payable to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our executive officers, their respective staff and other non-investment professionals that perform duties for us. Other general and administrative expenses include insurance, filing, research, our sub-administrator, subscriptions and other costs.

Total other expenses decreased to $1.9 million for the three months ended March 31, 2026, from $2.0 million for the same period in the prior year primarily driven by a decrease of amortization of continuous offering costs.

Under the terms of the Prior Administration Agreement, the Administration Agreement, the Prior Investment Advisory Agreement and the Investment Advisory Agreement, we reimburse the Administrator and Adviser, respectively, for services performed for us. In addition, pursuant to the terms of these agreements, the Administrator and Adviser may delegate their obligations under these agreements to an affiliate or to a third party and we reimburse the Administrator and Adviser for any services performed for us by such affiliate or third party. For the three months ended March 31, 2026, the Administrator charged $0.5 million, an increase from $0.4 million for the same period in the prior year, for certain costs and expenses allocable to us under the terms of the Administration Agreement.

We entered into an Expense Support Agreement with the Adviser. Certain other expenses were borne by the Adviser, subject to conditional reimbursement pursuant to terms of the Expense Support Agreement. $0.4 million of Adviser-advanced expenses met the conditions for expense recoupment during the three months ended March 31, 2026. For additional information see “Note 3. Fees, Expenses, Agreements and Related Party Transactions” to the consolidated financial statements.

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

For the three months ended March 31, 2026 and 2025 we incurred U.S. federal excise tax of $0.4 million and $0.1 million, respectively.

Net Realized Gain (Loss)

Net realized gains and losses were comprised of the following:

	Three Months Ended March 31,
	2026	2025
Non-controlled/non-affiliated investments	$731	$(364)
Foreign currency forward contracts	587	(931)
Foreign currency transactions	(49)	(267)
Net realized gain (loss)	$1,269	$(1,562)

For the three months ended March 31, 2026, we generated net realized gains (losses) on investments of $0.7 million, which consisted of (i) $1.4 million of realized foreign currency gains on the repayments of private debt investments (primarily from the full repayments from Shelley Bidco Pty Ltd and Shelley Midco 1 Pty Ltd) that was partially offset by (ii) $(0.7) million of net realized losses primarily from the sales of syndicated loans. We generated $0.6 million of net realized gains on foreign currency forwards contracts, primarily as a result of fluctuations in the EUR, GBP and AUD exchange rates.

For the three months ended March 31, 2025, we generated net realized gains (losses) of $(1.6) million, which consisted of $(1.2) million of net realized losses on foreign currency transactions and foreign currency forward contracts, primarily as a result of fluctuations in the GBP and EUR exchange rates, and $(0.4) million of realized losses on the sale of a syndicated loan.

Net Change in Unrealized Appreciation (Depreciation)

Net change in unrealized appreciation (depreciation) was comprised of the following:

	Three Months Ended March 31,
	2026	2025
Non-controlled/non-affiliated investments	$(15,813)	$2,190
Non-controlled/affiliated investments	(347)	—
Foreign currency forward contracts	3,166	(2,137)
Translation of assets and liabilities in foreign currencies	729	(726)
Net change in unrealized appreciation (depreciation)	$(12,265)	$(673)

For the three months ended March 31, 2026, the unrealized losses on the investment portfolio were $(16.2) million, which consisted of (i) $(11.1) million of unrealized losses due to spread widening in both the public and private credit markets, and (ii) $(5.1) million of unrealized losses on foreign currency primarily as a result of fluctuations in the EUR, GBP and AUD exchange rates. The remaining $3.9 million of net unrealized gains were a result of foreign currency fluctuations impacting the value of our foreign currency forward contracts, foreign debt and cash balances.

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

	Three Months Ended March 31,
	2026	2025
Realized gain/(losses) on:
Investments	$1,417	$1
Foreign currency forward contracts	587	(931)
Translation of assets and liabilities in foreign currencies	(49)	(267)
Net realized gains/(losses)	$1,955	$(1,197)

Unrealized gain/(losses) on:
Investments	$(5,067)	$4,026
Foreign currency forward contracts	3,166	(2,137)
Translation of assets and liabilities in foreign currencies	729	(726)
Net unrealized gains/(losses)	$(1,172)	$1,163
Net realized and unrealized gains/(losses):	$783	$(34)

For the three months ended March 31, 2026, the net realized and unrealized gains/(losses) on foreign currency fluctuations impacting the value of the investment portfolio, foreign currency forward contracts, and foreign debt and cash balances was $0.8 million. When we are hedging foreign currency exposure through forward contracts and the local currency base rate (i.e., funding cost) is lower or higher than our functional currency, there is positive or negative “carry” embedded in the forward contract. For the three months ended March 31, 2026, the net gains on foreign currency were driven primarily by the positive carry from base rate differentials on forward contracts for local currencies versus the U.S. Dollar.

For the three months ended March 31, 2025, the net realized and unrealized gains/(losses) on foreign currency fluctuations impacting the value of the investment portfolio, foreign currency forward contracts, and foreign debt and cash balances was $(0.0) million.

Interest Rate Swaps

We use interest rate swaps to mitigate interest rate risk associated with our fixed rate liabilities. We have designated certain interest rate swaps to be in a hedge accounting relationship. See “Note 2. Significant Accounting Policies” to the consolidated financial statements for additional disclosure regarding our accounting for derivative instruments designated in a hedge accounting relationship. See our schedule of investments for additional disclosure regarding these derivative instruments. See “Note 7. Borrowings” to the consolidated financial statements for additional disclosure regarding the carrying value of our debt.

Financial Condition, Liquidity and Capital Resources

We generate cash primarily from the net proceeds of our continuous offering of Common Shares, proceeds from net borrowings on our credit facility, unsecured note issuances, short-term borrowings, income earned and repayments on principal on our investments and proceeds from investment sales. The primary uses of our cash and cash equivalents are for (i) originating and purchasing investments, (ii) funding the costs of our operations (including fees paid to our Adviser and expense reimbursements paid to our Administrator), (iii) debt service, repayment and other financing costs of our borrowings, (iv) funding repurchases under our share repurchase program and (v) cash distributions to our shareholders.

As of March 31, 2026, we had one corporate-level revolving credit facility and unsecured note issuances. From time to time, we may enter into additional credit facilities, increase the size of our existing credit facilities and/or issue debt securities, including unsecured notes. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of March 31, 2026, we had an aggregate amount of $964.3 million of debt outstanding and our asset coverage ratio was 236.3%. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage.

As of March 31, 2026, we had $50.1 million in cash and cash equivalents. Taken together with our $510.7 million of available capacity under our credit facility (subject to borrowing base availability) and the continuous offering of our Common Shares, our sources of liquidity are expected to be sufficient for our investing activities and to conduct our operations in the near term and for the foreseeable future. This determination is based in part on our expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of our Common Shares and the use of existing and future financing arrangements. As of March 31, 2026, we had significant amounts payable and commitments for existing and new investments, which we planned to fund using available borrowing capacity under our credit facility. Additionally, we held $267.2 million of Level 2 investments as of March 31, 2026, which could provide additional liquidity if necessary.

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

During the three months ended March 31, 2026, cash used in operating activities was $68.8 million, primarily as a result of funding portfolio investments of $203.3 million and other operating uses of $34.9 million, partially offset by proceeds from sale of investments and principal repayments of $169.5 million. Cash provided by financing activities was $94.7 million during the period, primarily as a result of new share issuances related to $80.9 million of subscriptions and net borrowings of $36.3 million.

Equity

The following table summarizes transactions in Common Shares during the three months ended March 31, 2026:

	Three Months Ended March 31, 2026
	Shares	Amount
CLASS I
Subscriptions	526,119	$14,240
Share transfers between classes	—	—
Distributions reinvested	136,256	3,688
Share repurchases	(245,975)	(6,612)
Early repurchase deduction	—	8
Net increase (decrease)	416,400	$11,324
CLASS D
Subscriptions	2,467,741	$66,708
Share transfers between classes	—	—
Distributions reinvested	742,121	20,085
Share repurchases	(832,588)	(22,380)
Early repurchase deduction	—	26
Net increase (decrease)	2,377,274	$64,439
CLASS S
Subscriptions	—	$—
Share transfers between classes	—	—
Distributions reinvested	—	—
Share repurchases	—	—
Early repurchase deduction	—	0
Net increase (decrease)	—	$—
Total net increase (decrease)	2,793,674	$75,763

The following table summarizes transactions in Common Shares during the three months ended March 31, 2025:

	Three Months Ended March 31, 2025
	Shares	Amount
CLASS D
Subscriptions	5,173,424	$135,148
Distributions reinvested	653,479	16,984
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	5,826,903	$152,132

Distributions and Distribution Reinvestment

The following tables summarize our distributions declared and payable for the three months ended March 31, 2026 (dollar amounts in thousands, except per share amounts), and the record date for each distribution was the last calendar date of the month in which such distribution was declared:

		Class I
Declaration Date	Payment Date	Base Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 27, 2026	February 27, 2026	$0.1390	$—	$0.1390	$1,624
February 27, 2026	March 31, 2026	0.1390	—	0.1390	1,654
March 26, 2026	April 29, 2026	0.1390	—	0.1390	1,675
March 26, 2026	April 30, 2026	—	0.1600	0.1600	1,929
Total		$0.4170	$0.1600	$0.5770	$6,882

		Class D
Declaration Date	Payment Date	Base Distribution Per Share(1)	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 27, 2026	February 27, 2026	$0.1333	$—	$0.1333	$4,760
February 27, 2026	March 31, 2026	0.1338	—	0.1338	4,847
March 26, 2026	April 29, 2026	0.1333	—	0.1333	5,054
March 26, 2026	April 30, 2026	—	0.1600	0.1600	6,066
Total		$0.4004	$0.1600	$0.5604	$20,727

		Class S
Declaration Date	Payment Date	Base Distribution Per Share(1)	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 27, 2026	February 27, 2026	$0.1195	$—	$0.1195	$0
February 27, 2026	March 31, 2026	0.1213	—	0.1213	0
March 26, 2026	April 29, 2026	0.1195	—	0.1195	0
March 26, 2026	April 30, 2026	—	0.1600	0.1600	0
Total		$0.3603	$0.1600	$0.5203	$0

(1)Base distributions per share are net of shareholder servicing and/or distribution fees.

The following tables summarize our distributions declared and payable for the three months ended March 31, 2025 (dollar amounts in thousands, except per share amounts), and the record date for each distribution was the last calendar date of the month in which such distribution was declared:

		Class D
Declaration Date	Payment Date	Base Distribution Per Share(1)	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 29, 2025	April 30, 2025	$0.1340	$—	$0.1340	$3,620
February 26, 2025	April 30, 2025	0.1340	—	0.1340	3,777
March 27, 2025	April 28, 2025	0.1340	—	0.1340	4,142
March 27, 2025	April 30, 2025	—	0.1000	0.1000	3,091
Total		$0.4020	$0.1000	$0.5020	$14,630

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

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that we declared on our Common Shares during the three months ended March 31, 2026:

	Class I		Class D		Class S
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.5770	$6,882	$0.5604	$20,727	$0.5203	$0
Net realized gains	—	—	—	—	—	—
Total	$0.5770	$6,882	$0.5604	$20,727	$0.5203	$0

The following table reflects the sources of cash distributions on a U.S. GAAP basis that we declared on our Common Shares during the three months ended March 31, 2025:

	Class D
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

Under the share repurchase program, to the extent we offer to repurchase shares in any particular quarter, we expect to repurchase shares pursuant to tender offers each quarter using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of the applicable NAV per share (the “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived, at our discretion, in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by us for the benefit of remaining shareholders. We intend to conduct the repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

The following table summarizes the share repurchases completed during the three months ended March 31, 2026:

Repurchase Request Deadline	Percentage of Outstanding Shares We Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)
March 3, 2026	5.00%	March 31, 2026	$28,992	1,078,563	2.34%

The following table summarizes the share repurchase completed during the three months ended March 31, 2025:

Repurchase Request Deadline	Percentage of Outstanding Shares We Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased(2)	Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased(1)
March 4, 2025	5.00%	March 31, 2025	$—	—	—%

(1)Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.
(2)Amounts not inclusive of Early Repurchase Deduction, if applicable.

For additional information on our share repurchases see “Note 9. Net Assets” to the consolidated financial statements.

Borrowings

As of March 31, 2026 and December 31, 2025, we had an aggregate principal amount of $964.3 million and $928.7 million, respectively, of debt outstanding. Additionally, as of March 31, 2026 and December 31, 2025, the unused portion of the Revolving Credit Facility was $510.7 million and $546.3 million, respectively.

    A summary of our contractual payment obligations under our Revolving Credit Facility and Unsecured Notes as of March 31, 2026, is as follows:

	March 31, 2026
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$614,265	$—	$—	$614,265	$—
August 2028 Notes	150,000	—	150,000	—	—
August 2030 Notes	200,000	—	—	200,000	—
Total	$964,265	$—	$150,000	$814,265	$—

For additional information on our debt obligations see “Note 7. Borrowings” to the consolidated financial statements.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

Our investment portfolio contains and is expected to continue to contain investments, such as revolving loans or delayed draw loans, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2026 and December 31, 2025, we had unfunded investment commitments with an aggregate principal amount of $206.2 million and $247.4 million, respectively.

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. At March 31, 2026, management is not aware of any material pending or threatened litigation.

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

Recent Developments

See “Note 11. Subsequent Events” to the consolidated financial statements for a summary of recent developments.

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

For a description of our critical accounting policies, see “Note 2. Significant Accounting Policies” to the consolidated financial statements included in this report. We consider the most significant accounting policies to be those related to our Investments, Revenue Recognition, Distributions, and Income Taxes. We consider the most significant critical estimate to be the fair value measurement of investments. The critical accounting policies and estimates should be read in connection with our risk factors listed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2025.

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

As of March 31, 2026, 93.6% of our performing debt and income producing investments at fair value were at floating rates. Additionally, we entered into interest rate swaps with certain of our Unsecured Notes in order to align the interest rates of our liabilities with our investment portfolio. Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2026, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments) and assuming no changes in our investment and borrowing structure:

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$55,194	$(28,928)	$26,266
Up 200 basis points	36,796	(19,285)	17,511
Up 100 basis points	18,398	(9,643)	8,755
Down 100 basis points	(18,190)	9,643	(8,547)
Down 200 basis points	(34,157)	19,285	(14,872)
Down 300 basis points	(45,718)	28,928	(16,790)

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

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q and set forth below, you should carefully consider the risk factors set forth in “Item 1A Risk Factors” in our Annual Report on Form 10‑K for the year ended December 31, 2025, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes during the three months ended March 31, 2026 to the risk factors set forth in Part 1. Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

The following table sets forth information regarding repurchases of our common shares during the three months ended March 31, 2026 (dollars in thousands):

Offer Date	Repurchase Request Deadline	Purchase Price per Share	Number of Shares Repurchased (all classes)	Amount Repurchased (all classes)
February 2, 2026	March 3, 2026	$26.88	1,078,563	2.34%

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2026, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Section 13(r)

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.1 of this report, which includes disclosures regarding activities at Malaysia Airport Holdings Berhad, in which certain funds and entities affiliated with Global Infrastructure Management, LLC, a consolidated subsidiary of BlackRock, Inc., obtained a minority non-controlling interest.

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

HPS Corporate Capital Solutions Fund

May 14, 2026	/s/ Michael Patterson
Michael Patterson
Chief Executive Officer

May 14, 2026	/s/ Robert Busch
Robert Busch
Chief Financial Officer