Form 10-Q
period 2026-06-30
HPS Corporate Capital Solutions Fund
filed 2026-08-13
CIK 1989817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-Q
_____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The Registrant’s Common Shares, $0.01 par value per share, outstanding as of August 10, 2026 was 11,770,671, 38,165,090 and 515 of Class I, Class D and Class S common shares, respectively. Common Shares outstanding exclude August 1, 2026 subscriptions since the issuance price is not yet finalized at the date of this filing.

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

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

HPS Corporate Capital Solutions Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
ASSETS	(Unaudited)
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $2,238,446 and $2,128,768 at June 30, 2026 and December 31, 2025, respectively)	$2,264,334	$2,169,305
Non-controlled/affiliated investments (amortized cost of $9,666 and $9,436 at June 30, 2026 and December 31, 2025, respectively)	6,674	8,516
Total investments at fair value (amortized cost of $2,248,112 and $2,138,204 at June 30, 2026 and December 31, 2025, respectively)	2,271,008	2,177,821
Cash	20,832	14,402
Cash equivalents	28,812	9,700
Interest receivable from non-controlled/non-affiliated investments	17,363	19,386
Interest receivable from non-controlled/affiliated investments	137	46
Dividend receivable from non-controlled/non-affiliated investments	8	—
Deferred financing costs	5,186	5,865
Deferred offering costs	98	196
Derivative assets, at fair value (Note 6)	1,047	733
Receivable for investments	295	13,310
Other assets	4,018	263
Total assets	$2,348,804	$2,241,722
LIABILITIES
Debt (net of unamortized debt issuance costs of $1,527 and $1,778 at June 30, 2026 and December 31, 2025, respectively)	$919,459	$927,664
Payable for investments purchased	—	154
Interest payable	9,029	10,194
Due to affiliates	3,833	5,593
Distribution payable (Note 9)	12,619	22,664
Derivative liabilities, at fair value (Note 6)	4,368	3,094
Payable for share repurchases (Note 9)	61,336	10,725
Management fees payable (Note 3)	4,248	3,772
Income based incentive fees payable (Note 3)	4,928	4,683
Capital gains incentive fees payable (Note 3)	2,249	3,685
Shareholder servicing and/or distribution fees payable	217	580
Accrued expenses and other liabilities	691	900
Total liabilities	1,022,977	993,708
Commitments and contingencies (Note 8)
NET ASSETS
Common Shares, $0.01 par value (49,266,621 and 46,096,135 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively)	493	461
Additional paid in capital	1,280,790	1,194,869
Distributable earnings (loss)	44,544	52,684
Total net assets	1,325,827	1,248,014
Total liabilities and net assets	$2,348,804	$2,241,722

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Capital Solutions Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
NET ASSET VALUE PER SHARE	(Unaudited)
Class I Shares:
Net assets	$314,157	$308,404
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	11,673,712	11,391,034
Net asset value per share	$26.91	$27.07
Class D Shares (Note 1):
Net assets	$1,011,656	$939,596
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	37,592,394	34,704,586
Net asset value per share	$26.91	$27.07
Class S Shares:
Net assets	$14	$14
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	515	515
Net asset value per share	$26.91	$27.07

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Capital Solutions Fund
Consolidated Statements of Operations (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$44,255	$34,407	$92,202	$59,915
Payment-in-kind interest income	7,483	4,676	12,676	8,838
Dividend income	716	1,195	1,126	1,195
Other income	332	179	721	187
From non-controlled/affiliated investments:
Interest income	53	—	105	—
Payment-in-kind interest income	117	—	230	—
Total investment income	52,956	40,457	107,060	70,135
Expenses:
Interest expense	13,612	8,864	28,231	15,412
Management fees	4,248	2,942	8,296	5,243
Income based incentive fee	4,928	3,879	9,898	6,694
Capital gains incentive fee	213	(323)	(1,436)	(657)
Shareholder servicing and/or distribution fees
Class D	646	542	1,257	1,004
Class S	0	—	0	—
Professional fees	614	686	1,244	1,203
Board of Trustees’ fees	100	75	199	159
Administrative service expenses (Note 3)	465	552	983	991
Other general & administrative	646	660	1,257	1,165
Amortization of continuous offering costs	82	91	173	536
Total expenses	25,554	17,968	50,102	31,750
Expense support (Note 3)	—	(1,256)	—	(3,317)
Recoupment of expense support (Note 3)	633	—	1,047	—
Shareholder servicing and/or distribution fees waived (Note 3)	—	—	—	(462)
Management fees waived (Note 3)	—	(2,942)	—	(5,243)
Income based incentive fees waived (Note 3)	—	(3,879)	—	(6,694)
Net expenses	26,187	9,891	51,149	16,034
Net investment income before excise tax	26,769	30,566	55,911	54,101
Excise tax expense	337	726	691	796
Net investment income after excise tax	26,432	29,840	55,220	53,305
Net realized and change in unrealized gain (loss):
Realized gain (loss):
Non-controlled/non-affiliated investments	454	(216)	1,185	(580)
Foreign currency forward contracts	(701)	(3,078)	(114)	(4,009)
Foreign currency transactions	854	264	805	(3)
Net realized gain (loss)	607	(3,030)	1,876	(4,592)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	1,163	10,229	(14,649)	12,419
Non-controlled/affiliated investments	(1,724)	—	(2,072)	—
Foreign currency forward contracts	913	(7,743)	4,079	(9,880)
Translation of assets and liabilities in foreign currencies	464	(1,607)	1,193	(2,333)
Net change in unrealized appreciation (depreciation)	816	879	(11,449)	206
Net realized and change in unrealized gain (loss)	1,423	(2,151)	(9,573)	(4,386)
Net increase (decrease) in net assets resulting from operations	$27,855	$27,689	$45,647	$48,919
The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Capital Solutions Fund
Consolidated Statements of Changes in Net Assets (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Increase (decrease) in net assets from operations:
Net investment income after excise tax	$26,432	$29,840	$55,220	$53,305
Net realized gain (loss)	607	(3,030)	1,876	(4,592)
Net change in unrealized appreciation (depreciation)	816	879	(11,449)	206
Net increase (decrease) in net assets resulting from operations	27,855	27,689	45,647	48,919
Distributions to common shareholders:
Class I	(6,441)	—	(13,323)	—
Class D	(19,737)	(19,886)	(40,464)	(34,516)
Class S	(0)	—	(0)	—
Net decrease in net assets resulting from distributions	(26,178)	(19,886)	(53,787)	(34,516)
Share transactions:
Class I:
Proceeds from shares sold	10,237	—	24,477	—
Share transfers between classes	—	—	—	—
Distributions reinvested	3,085	—	6,773	—
Repurchased shares, net of early repurchase deduction	(16,912)	—	(23,516)	—
Net increase (decrease) from share transactions	(3,590)	—	7,734	—
Class D:
Proceeds from shares sold	42,543	155,683	109,251	290,831
Share transfers between classes	—	—	—	—
Distributions reinvested	15,661	9,211	35,746	26,195
Repurchased shares, net of early repurchase deduction	(44,424)	(10,734)	(66,778)	(10,734)
Net increase (decrease) from share transactions	13,780	154,160	78,219	306,292
Class S:
Proceeds from shares sold	—	—	—	—
Share transfers between classes	—	—	—	—
Distributions reinvested	—	—	—	—
Repurchased shares, net of early repurchase deduction	0	—	0	—
Net increase (decrease) from share transactions	—	—	—	—
Total increase (decrease) in net assets	11,867	161,963	77,813	320,695
Net assets, beginning of period	1,313,960	810,606	1,248,014	651,874
Net assets, end of period	$1,325,827	$972,569	$1,325,827	$972,569

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Capital Solutions Fund
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$45,647	$48,919
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	16,721	(12,419)
Net realized (gain) loss on investments	(1,185)	580
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(4,079)	9,880
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(1,217)	2,364
Net accretion of discount and amortization of premium	(5,748)	(2,981)
Amortization of deferred financing costs	679	501
Amortization of debt issuance costs	251	—
Amortization of offering costs	173	536
Payment-in-kind income capitalized	(14,069)	(8,015)
Purchases of investments	(299,519)	(725,876)
Proceeds from sale of investments and principal repayments	210,613	86,706
Changes in operating assets and liabilities:
Interest receivable from non-controlled/non-affiliated investments	2,023	(4,649)
Interest receivable from non-controlled/affiliated investments	(91)	—
Dividend receivable from non-controlled/non-affiliated investments	(8)	—
Receivable for investments	13,015	(1,758)
Other assets	(3,755)	9
Payable for investments purchased	(154)	35,327
Interest payable	(1,165)	183
Due to affiliates	(1,761)	1,115
Management fees payable	477	—
Income based incentive fees payable	245	—
Capital gains incentive fees payable	(1,436)	(657)
Shareholder servicing and/or distribution fees payable	(363)	541
Accrued expenses and other liabilities	(209)	—
Net cash provided by (used in) operating activities	(44,915)	(569,694)
Cash flows from financing activities:
Borrowings on debt	273,000	655,328
Repayments of debt	(275,200)	(324,300)
Deferred financing costs paid	—	(2,492)
Deferred offering costs paid	(75)	(284)
Proceeds from issuance of Common Shares	133,728	290,831
Common Shares repurchased, net of early repurchase deduction	(39,683)	(23,060)
Distributions paid in cash	(21,313)	(17,342)
Net cash provided by (used in) financing activities	70,457	578,681
Net increase (decrease) in cash and cash equivalents	25,542	8,987
Cash and cash equivalents, beginning of period	24,102	10,296
Cash and cash equivalents, end of period	$49,644	$19,283

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Capital Solutions Fund
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Supplemental information and non-cash activities:
Interest paid during the period	$28,466	$15,229
Distribution payable	$12,619	$19,886
Reinvestment of distributions during the period	$42,519	$26,195
Share repurchases accrued but not paid	$61,336	$10,734
Taxes paid during the period	$1,229	$—
Non-cash purchases of investments	$—	$2,068
Non-cash sales of investments	$—	$(2,068)
The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments (Unaudited)
June 30, 2026
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Non-Controlled/Non-Affiliated Investments
First Lien Debt
Aerospace & Defense
Carbon Topco, Inc. (4)(6)(9)				5/1/2030		$1,065	$(15)	$(8)
Carbon Topco, Inc. (4)(9)(24)	SF +	6.00%	9.66%	11/1/2030		4,537	4,472	4,502
RH Buyer Inc (4)(10)(24)	SF +	6.75%	10.58%	1/17/2031		31,833	31,351	30,473
RH Buyer Inc (4)(10)(24)	SF +	6.75%	10.58%	1/17/2031		3,831	3,773	3,668
Tex-Tech Industries Inc (4)(9)(24)	SF +	5.00%	8.64%	1/13/2031		8,934	8,866	8,934
Tex-Tech Industries Inc (4)(6)(9)(24)	SF +	5.00%	8.64%	1/13/2031		2,010	1,189	1,206
Tex-Tech Industries Inc (4)(6)(9)(24)	SF +	5.00%	8.64%	1/13/2031		1,910	1,275	1,289
Valence Surface Technologies LLC (4)(10)(24)	SF +	6.75%	10.42%	6/13/2031		37,636	36,964	37,636
Valence Surface Technologies LLC (4)(10)(24)	SF +	6.75%	10.40%	6/13/2031		4,310	4,229	4,310
Valence Surface Technologies LLC (4)(6)(10)(24)	SF +	6.75%	10.42%	6/13/2031		6,552	6,331	6,456
Valence Surface Technologies LLC (4)(6)(10)				6/13/2031		3,280	(61)	—
WP CPP Holdings, LLC (4)(10)(24)	SF +	7.00% (incl 3.88% PIK)	10.66%	11/30/2029		41,463	40,923	41,463
Total Aerospace & Defense							139,297	139,929	10.55%

Asset Based Lending and Fund Finance
Montagu Lux Finco Sarl (4)(5)(6)(10)(28)	E +	5.50%	7.75%	2/13/2032	EUR	12,327	6,339	6,727
Total Asset Based Lending and Fund Finance							6,339	6,727	0.51%

Automobile Components
ABC Group Holdings Inc (4)(5)(9)(27)	E +	6.13%	8.30%	8/22/2031	EUR	8,551	9,701	9,408
ABC Group Holdings Inc (4)(5)(9)(22)(27)	E +	7.21%	9.39%	8/22/2031	EUR	539	606	587
ABC Technologies Inc (4)(5)(9)(23)	SF +	6.00%	9.64%	8/22/2031		13,544	13,109	13,042
ABC Technologies Inc (4)(5)(9)(22)(23)	SF +	7.04%	10.69%	8/22/2031		863	836	823
Clarios Global LP (7)(23)	SF +	2.50%	6.14%	1/28/2032		1,059	1,057	1,061
Tenneco Inc (8)(24)	SF +	4.75%	8.49%	11/17/2028		5,235	5,183	5,219
Total Automobile Components							30,492	30,140	2.27%

Beverages
Winebow Holdings, Inc. (4)(10)(23)	SF +	6.25%	9.99%	12/31/2027		34,036	33,829	27,941
Total Beverages							33,829	27,941	2.11%

Capital Markets
DRW Holdings LLC (7)(23)	SF +	3.50%	7.14%	6/26/2031		2,405	2,402	2,316
Jump Financial LLC (4)(7)(24)	SF +	3.50%	7.23%	2/26/2032		896	894	897
Total Capital Markets							3,296	3,213	0.24%

Chemicals
Discovery Purchaser Corp (8)(24)	SF +	3.75%	7.41%	10/4/2029		3,039	2,961	3,031
Formerra LLC (4)(10)(23)	SF +	7.25%	10.96%	11/1/2028		5,723	5,701	5,639
Formerra LLC (4)(10)(23)	SF +	7.25%	10.96%	11/1/2028		230	229	227
Fortis 333 Inc (7)(24)	SF +	3.25%	6.98%	3/27/2032		693	692	692
Kensing LLC (4)(10)(24)	SF +	7.25%	11.04%	5/31/2028		2,754	2,750	2,544
Kensing LLC (4)(10)(24)	SF +	7.25%	11.04%	5/31/2028		679	678	628
Kensing LLC (4)(10)(24)	SF +	7.25%	11.04%	5/31/2028		7,712	7,642	7,124
Lummus Technology Holdings V LLC (7)(23)	SF +	2.50%	6.14%	12/31/2029		7,332	7,368	7,251
Total Chemicals							28,021	27,136	2.05%

Commercial Services & Supplies
Allied Universal Holdco LLC (7)(23)	SF +	3.25%	6.89%	8/20/2032		6,507	6,500	6,517

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments (Unaudited)
June 30, 2026
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Apex Group Treasury LLC (5)(7)(24)	SF +	3.50%	7.15%	2/27/2032	2,240		2,229	2,127
AVSC Holding Corp. (4)(9)(23)	SF +	5.00%	8.64%	12/5/2031	8,140		8,014	8,140
AVSC Holding Corp. (4)(6)(9)(23)	SF +	5.00%	8.62%	12/5/2029	962		102	113
Axiom Buyer, LLC (4)(10)(23)	SF +	6.50%	10.14%	1/14/2030	17,376		17,097	17,058
Axiom Buyer, LLC (4)(6)(10)				1/14/2030	1,905		(39)	(35)
Axiom Buyer, LLC (4)(6)(10)(23)	SF +	6.50%	10.14%	1/14/2030	2,140		1,402	1,398
Certania Beteiligungen GmbH (4)(5)(6)(7)(28)	E +	6.55%	9.00%	5/23/2029	EUR	4,206	1,133	1,074
Certania Beteiligungen GmbH (4)(5)(7)(28)	E +	6.55%	8.84%	5/23/2029	EUR	4,565	5,217	5,054
Guardian US Holdco LLC (8)(24)	SF +	3.25%	6.98%	1/31/2030	1,960		1,955	1,938
ImageFIRST Holdings, LLC (7)(24)	SF +	3.00%	6.66%	3/12/2032	1,540		1,537	1,544
NTH Degree Purchaser Inc (4)(10)(24)	SF +	5.50%	9.16%	9/10/2030	11,121		10,966	10,961
NTH Degree Purchaser Inc (4)(10)(24)	SF +	5.50%	9.16%	9/10/2030	3,414		3,358	3,364
NTH Degree Purchaser Inc (4)(6)(10)				9/10/2030	1,792		(25)	(26)
Retail Services WIS Corporation (4)(10)(24)	SF +	6.75%	10.42%	8/29/2030	21,776		21,413	21,243
Retail Services WIS Corporation (4)(6)(10)				8/29/2030	5,186		(95)	(127)
Team, Inc. (4)(10)(24)	SF +	5.75%	9.42%	3/12/2030	12,926		12,712	12,681
Team, Inc. (4)(6)(10)				3/12/2030	3,740		(73)	(71)
The.Team SME LLC (7)(23)	SF +	2.50%	6.14%	6/23/2032	2,073		2,064	2,074
Total Commercial Services & Supplies							95,467	95,027	7.17%

Communications Equipment
IPC Corp. (4)(10)(22)(24)	SF +	6.57% (incl 1.00% PIK)	10.39%	10/1/2027	5,119		5,049	5,115
Ribbon Communications Operating Company, Inc (4)(5)(10)(23)	SF +	6.25%	9.89%	6/21/2029	7,239		7,153	7,161
Ribbon Communications Operating Company, Inc (4)(5)(6)(13)				6/21/2029	849		(10)	(9)
Total Communications Equipment							12,192	12,267	0.93%

Construction & Engineering
Powerhouse Intermediate, LLC (4)(10)(24)	SF +	6.25%	10.24%	1/12/2027	1,613		1,611	1,613
Powerhouse Intermediate, LLC (4)(10)(24)	SF +	6.25%	10.24%	1/12/2027	819		818	819
Total Construction & Engineering							2,429	2,432	0.18%

Consumer Staples Distribution & Retail
SW Ingredients Holdings, LLC (4)(6)(9)(23)	SF +	5.00%	8.64%	5/2/2030	3,350		632	624
SW Ingredients Holdings, LLC (4)(9)(23)	SF +	5.00%	8.64%	5/2/2030	19,515		19,291	19,246
SW Ingredients Holdings, LLC (4)(6)(9)				5/2/2030	2,434		(32)	(34)
Total Consumer Staples Distribution & Retail							19,891	19,836	1.49%

Containers & Packaging
Capripack Debtco PLC (4)(5)(10)(27)	E +	5.75% (incl 2.50% PIK)	7.76%	1/3/2030	EUR	5,413	5,806	6,245
Capripack Debtco PLC (4)(5)(10)(27)	E +	5.75% (incl 2.50% PIK)	7.76%	1/3/2030	EUR	29,136	31,253	33,618
Clydesdale Acquisition Holdings Inc (8)(23)	SF +	3.18%	6.82%	4/13/2029	2,424		2,420	2,385
Total Containers & Packaging							39,479	42,248	3.19%

Diversified Consumer Services
American Academy Holdings, LLC (4)(6)(17)				6/30/2027	160		—	(6)
American Academy Holdings, LLC (4)(17)(23)	SF +	9.25% (incl 5.00% PIK)	13.01%	6/30/2027	6,939		6,939	6,657
Edmentum Ultimate Holdings LLC (4)(10)(22)(24)	SF +	7.13%	10.95%	7/26/2027	5,307		5,253	5,105
University Support Services LLC (8)(23)	SF +	2.75%	6.39%	2/10/2029	1,877		1,800	1,853
Xponential Fitness LLC (4)(5)(6)(10)(24)	SF +	6.75%	10.43%	12/6/2030	658		254	252

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments (Unaudited)
June 30, 2026
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Xponential Fitness LLC (4)(5)(10)(24)	SF +	6.75%	10.48%	12/6/2030	11,872		11,714	11,661
Total Diversified Consumer Services							25,960	25,522	1.92%

Diversified Telecommunication Services
Grain Connect Limited (4)(5)(16)(30)	SN +	8.50% (incl 6.00% PIK)	12.23%	8/8/2030	GBP	2,278	2,980	2,925
Grain Connect Limited (4)(5)(6)(16)(30)	SN +	8.50% (incl 6.00% PIK)	12.23%	8/8/2030	GBP	5,712	1,432	1,385
Grain Connect Limited (4)(5)(6)(16)(30)	SN +	8.50% (incl 6.00% PIK)	12.23%	8/3/2030	GBP	572	174	148
Grain Connect Limited (4)(5)(6)(16)(30)	SN +	8.50% (incl 6.00% PIK)	12.23%	8/3/2030	GBP	1,074	28	(18)
Total Diversified Telecommunication Services							4,614	4,440	0.33%

Electric Utilities
IDF 8 Borrower, LLC (4)(16)(20)(22)(24)	SF +	8.50%	12.23%	12/31/2028	2,452		2,342	2,345
IDF 8 Borrower, LLC (4)(16)(24)	SF +	6.00%	9.73%	12/31/2028	3,678		3,513	3,517
Total Electric Utilities							5,855	5,862	0.44%

Electrical Equipment
Arcline FM Holdings LLC (9)(25)	SF +	2.75%	6.48%	6/23/2030	8,318		8,318	8,356
Total Electrical Equipment							8,318	8,356	0.63%

Electronic Equipment, Instruments & Components
CC WDW Borrower, Inc. (4)(10)(24)	SF +	6.75%	10.56%	1/27/2028	3,140		3,008	3,133
Hobbs & Associates LLC (7)(23)	SF +	2.75%	6.39%	7/23/2031	2,467		2,458	2,466
Resilience Parent LLC (7)(25)	SF +	2.50%	6.23%	2/28/2033	1,087		1,084	1,086
Total Electronic Equipment, Instruments & Components							6,550	6,685	0.50%

Entertainment
AMR GP Ltd (4)(5)(7)		10.50% (incl 5.25% PIK)	10.50%	7/10/2034	11,167		10,922	11,152
Endeavor Operating Co LLC (5)(7)(23)	SF +	2.75%	6.39%	3/24/2032	904		900	906
MBS Services Holdings, LLC (4)(10)(18)(24)	SF +	9.50% PIK		6/30/2026	123		111	84
MBS Services Holdings, LLC (4)(10)(18)(24)	SF +	9.50% PIK		6/30/2026	4,375		3,951	3,000
MBS Services Holdings, LLC (4)(10)(18)(24)	SF +	9.50% PIK		6/30/2026	1,147		1,036	786
MBS Services Holdings, LLC (4)(10)(18)(24)	SF +	9.50% PIK		6/30/2026	1,695		1,533	1,163
MBS Services Holdings, LLC (4)(13)(18)(35)	P +	10.00% PIK		6/30/2026	183		164	125
MBS Services Holdings, LLC (4)(13)(18)(35)	P +	10.00% PIK		6/30/2026	114		105	78
MBS Services Holdings, LLC (4)(7)(18)(35)	P +	10.00% PIK		6/30/2026	55		52	38
Total Entertainment							18,774	17,332	1.31%

Financial Services
Ascensus Holdings, Inc. (8)(23)	SF +	3.00%	6.64%	11/25/2032	432		431	423
Eisner Advisory Group LLC (8)(23)	SF +	4.00%	7.64%	2/28/2031	1,746		1,735	1,718
Focus Financial Partners, LLC (7)(23)	SF +	2.50%	6.14%	9/15/2031	3,494		3,472	3,417
Madonna Bidco Ltd (4)(5)(7)(30)	SN +	5.00%	8.73%	10/25/2031	GBP	5,681	7,252	7,537
Madonna Bidco Ltd (4)(5)(6)(7)(30)	SN +	5.00%	8.73%	10/25/2031	GBP	1,159	51	78
Neon Maple US Debt Mergersub Inc (5)(7)(23)	SF +	2.50%	6.14%	11/17/2031	3,950		3,942	3,858
Orthrus Ltd (4)(5)(7)(30)	SN +	6.25% (incl 2.75% PIK)	9.99%	12/5/2031	GBP	3,974	5,011	5,176
Orthrus Ltd (4)(5)(7)(28)	E +	6.25% (incl 2.75% PIK)	8.55%	12/5/2031	EUR	3,551	3,722	3,982
Orthrus Ltd (4)(5)(10)(24)	SF +	6.25% (incl 2.75% PIK)	9.90%	12/5/2031	9,381		9,259	9,210

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments (Unaudited)
June 30, 2026
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Orthrus Ltd (4)(5)(6)(7)				12/5/2031	GBP	794	(16)	(19)
Orthrus Ltd (4)(5)(10)(24)	SF +	6.25% (incl 2.75% PIK)	9.90%	12/5/2031	1,358		1,339	1,333
Osaic Holdings Inc (7)(24)	SF +	2.50%	6.23%	7/30/2032	5,041		5,030	4,982
PF Finco PTY LTD (4)(5)(10)(31)	B +	6.25%	10.61%	5/30/2030	AUD	10,463	6,625	7,104
Priority Holdings, LLC (5)(8)(23)	SF +	3.75%	7.39%	8/2/2032	2,029		2,025	2,004
Travelex Issuerco 2 PLC (4)(5)(13)(30)	SN +	8.00%	11.73%	9/22/2028	GBP	1,661	1,997	2,182
Total Financial Services							51,875	52,985	3.99%

Food Products
Aspire Bakeries Holdings LLC (7)(23)	SF +	3.00%	6.64%	12/23/2030	713		713	718
Total Food Products							713	718	0.05%

Health Care Equipment & Supplies
Agiliti Health, Inc. (7)(25)	SF +	3.00%	6.58%	5/1/2030	1,393		1,334	1,347
Bausch + Lomb Corporation (5)(7)(23)	SF +	3.75%	7.39%	1/15/2031	24,800		24,718	24,890
Ensemble RCM LLC (7)(24)	SF +	3.00%	6.66%	2/9/2033	4,828		4,822	4,815
Patriot Acquisition Topco Sarl (4)(5)(10)(24)	SF +	4.75%	8.41%	1/28/2028	60		60	60
Patriot Acquisition Topco Sarl (4)(5)(10)(24)	SF +	4.75%	8.41%	1/28/2028	330		329	330
Patriot Acquisition Topco Sarl (4)(5)(6)(10)				1/28/2028	78		—	—
Patriot Acquisition Topco Sarl (4)(5)(10)(24)	SF +	4.75%	8.41%	1/28/2028	512		511	512
Spruce Bidco II Inc (4)(6)(9)(25)	SF +	4.75%	8.46%	1/31/2032	4,493		1,693	1,677
Spruce Bidco II Inc (4)(9)(24)	SF +	4.75%	8.41%	1/31/2032	15,433		15,249	15,191
Spruce Bidco II Inc (4)(9)(33)	C +	4.75%	7.05%	1/31/2032	CAD	3,500	2,387	2,428
Spruce Bidco II Inc (4)(9)(34)	TN +	5.00%	5.98%	1/31/2032	JPY	375,977	2,399	2,276
Spruce Bidco II Inc (4)(9)(22)(24)	SF +	5.73%	9.39%	1/31/2032	944		932	929
TecoStar Holdings Inc (4)(10)(24)	SF +	6.75% PIK	10.39%	5/12/2032	13,615		13,414	13,615
Total Health Care Equipment & Supplies							67,848	68,070	5.13%

Health Care Providers & Services
Blazing Star Shields Direct Parent, LLC (4)(10)(24)	SF +	6.00%	9.67%	8/28/2030	47,706		46,912	48,660
Blazing Star Shields Direct Parent, LLC (4)(6)(10)				8/28/2030	2,131		(35)	—
BW NHHC Holdco Inc. (4)(13)(23)	SF +	7.75% PIK	11.39%	10/30/2026	26,442		26,331	26,641
Connect America.com LLC (4)(15)(22)(24)	SF +	7.64% (incl 4.72% PIK)	11.37%	10/11/2029	35,799		35,449	32,440
Diagnostic Services Holdings, Inc. (4)(10)(23)	SF +	5.50%	9.12%	3/15/2028	15,277		15,232	15,062
Diagnostic Services Holdings, Inc. (4)(6)(10)(23)	SF +	5.50%	9.12%	3/15/2028	333		193	189
FC Compassus LLC (4)(6)(7)				11/26/2030	2,716		(30)	—
FC Compassus LLC (4)(7)(24)	SF +	5.50% (incl 1.25% PIK)	9.17%	11/26/2030	1,658		1,640	1,658
FC Compassus LLC (4)(6)(7)(23)	SF +	5.50% (incl 1.25% PIK)	9.17%	11/26/2030	179		18	20
FC Compassus LLC (4)(7)(22)(24)	SF +	6.66% (incl 1.73% PIK)	10.33%	11/26/2030	13,856		13,708	13,856
FC Compassus LLC (4)(6)(7)(22)(23)	SF +	6.98% (incl 2.07% PIK)	10.62%	11/26/2030	1,502		151	170
Global Medical Response Inc (7)(23)	SF +	3.25%	6.89%	10/1/2032	5,662		5,650	5,683
Indigo Purchaser, Inc. (4)(9)(24)	SF +	4.75%	8.48%	11/21/2031	12,300		12,158	12,300
Indigo Purchaser, Inc. (4)(6)(9)(24)	SF +	4.75%	8.48%	11/21/2031	2,842		830	868
Indigo Purchaser, Inc. (4)(6)(9)				11/21/2031	1,942		(22)	—
Parexel International, Inc. (8)(23)	SF +	2.50%	6.14%	12/12/2031	2,488		2,488	2,491
Precision Medicine Group, LLC (7)(24)	SF +	3.50%	7.16%	8/20/2032	993		988	989
Solis Mammography Buyer, Inc. (4)(9)(24)	SF +	5.50% (incl 2.50% PIK)	9.23%	5/29/2032	20,132		19,879	19,679
Solis Mammography Buyer, Inc. (4)(6)(9)				5/29/2032	1,996		(28)	(45)

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments (Unaudited)
June 30, 2026
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Solis Mammography Buyer, Inc. (4)(6)(9)(24)	SF +	5.00%	8.74%	5/29/2030	3,387		412	391
Southern Veterinary Partners LLC (7)(24)	SF +	2.50%	6.16%	12/4/2031	1,885		1,876	1,886
Syneos Health Inc (7)(24)	SF +	4.00%	7.73%	9/27/2030	4,888		4,894	4,900
TTF Lower Intermediate LLC (7)(25)	SF +	3.75%	7.38%	7/18/2031	3,599		3,557	2,665
WCAS XIII Primary Care Investors, L.P. (4)(10)(24)	SF +	6.25%	9.98%	12/31/2029	16,090		15,826	15,830
WCAS XIII Primary Care Investors, L.P. (4)(10)(24)	SF +	6.25%	9.98%	12/31/2029	9,562		9,396	9,408
WCAS XIII Primary Care Investors, L.P. (4)(10)(24)	SF +	6.25%	9.98%	12/31/2029	2,901		2,847	2,855
WCAS XIV Primary Care Investors, L.P. (4)(10)(24)	SF +	6.25%	9.98%	12/31/2032	19,580		19,230	19,243
WCAS XIV Primary Care Investors, L.P. (4)(10)(24)	SF +	6.25%	9.98%	12/31/2032	1,690		1,659	1,661
WCAS XIV Primary Care Investors, L.P. (4)(10)(24)	SF +	6.25%	9.98%	12/31/2032	4,116		4,037	4,045
Total Health Care Providers & Services							245,246	243,545	18.37%

Health Care Technology
AthenaHealth Group Inc. (8)(23)	SF +	2.75%	6.39%	2/15/2029	6,929		6,940	6,923
Project Ruby Ultimate Parent Corp (7)(23)	SF +	2.75%	6.51%	3/10/2028	6,206		6,201	6,206
Zelis Payments Buyer, Inc. (7)(23)	SF +	2.75%	6.39%	9/28/2029	3,820		3,672	3,736
Total Health Care Technology							16,813	16,865	1.27%

Hotels, Restaurants & Leisure
Azzurri Bidco Ltd (4)(5)(13)(30)	SN +	7.75%	11.48%	3/30/2030	GBP	32,703	41,948	39,881
Azzurri Bidco Ltd (4)(5)(13)(30)	SN +	7.75%	11.48%	3/30/2030	GBP	3,270	4,195	3,988
Equinox Holdings, Inc. (4)(10)(24)	SF +	7.25%	10.98%	3/8/2029	10,553		10,423	10,536
Fertitta Entertainment LLC (8)(23)	SF +	3.25%	6.89%	1/27/2029	4,898		4,912	4,898
Flynn Restaurant Group LP (7)(23)	SF +	3.75%	7.39%	1/28/2032	5,044		5,011	5,001
Gymnation Rodney Limited (4)(5)(6)(7)				2/18/2031	3,125		(93)	(91)
Gymnation Rodney Limited (4)(5)(7)(24)	SF +	8.25%	11.85%	2/18/2031	3,125		3,034	3,033
HB AcquisitionCo Pty Ltd (4)(5)(8)(32)	B +	6.50%	11.04%	8/7/2029	AUD	3,789	2,518	2,607
HB AcquisitionCo Pty Ltd (4)(5)(8)(32)	B +	6.50%	11.03%	8/7/2029	AUD	421	273	290
HB AcquisitionCo Pty Ltd (4)(5)(8)(32)	B +	6.00%	10.50%	8/7/2029	AUD	683	478	464
HB AcquisitionCo Pty Ltd (4)(5)(8)(32)	B +	6.00%	10.50%	8/7/2029	AUD	5,012	3,504	3,403
HB AcquisitionCo Pty Ltd (4)(5)(6)(8)				8/7/2029	AUD	1,595	(16)	(21)
Lakeland Tours LLC (4)(9)(24)	SF +	8.50% PIK	12.32%	3/31/2028	2,803		2,748	2,701
Lakeland Tours LLC (4)(9)(24)	SF +	8.50% PIK	12.38%	3/31/2028	1,142		1,139	1,100
Lakeland Tours LLC (4)(9)(24)	SF +	9.25% (incl 0.75% PIK)	13.07%	3/31/2028	3,569		3,498	3,438
LC Ahab US Bidco LLC (7)(23)	SF +	2.50%	6.14%	5/1/2031	2,788		2,737	2,790
ONE Group, LLC (4)(10)(24)	SF +	6.50%	10.16%	5/1/2029	6,552		6,440	6,390
ONE Group, LLC (4)(6)(7)(24)	SF +	6.00%	9.67%	10/31/2028	887		97	84
Saga Mid Co Limited (4)(5)(10)(30)	SN +	6.50%	10.24%	2/27/2031	GBP	28,019	34,625	38,285
Saga Mid Co Limited (4)(5)(6)(10)				2/27/2031	GBP	8,364	(234)	333
Saga Mid Co Limited (4)(5)(6)(10)				2/27/2031	GBP	1,388	(35)	55
Sparkle Holdco 2 Corp. (4)(10)(23)	SF +	7.25%	10.89%	1/16/2031	26,232		25,517	25,557
Sparkle Holdco 2 Corp. (4)(6)(10)(23)	SF +	7.25%	10.87%	1/16/2031	4,329		1,737	1,744
Travel Leaders Group, LLC (4)(13)(23)	SF +	6.50%	10.24%	3/27/2028	3,774		3,804	3,731
TWG SPORTS LLC (4)(10)(24)	SF +	6.50%	10.24%	6/30/2027	25,000		24,626	24,625
Voyager Parent LLC (7)(24)	SF +	4.25%	7.98%	7/1/2032	3,922		3,822	3,930
Total Hotels, Restaurants & Leisure							186,708	188,752	14.24%

Independent Power and Renewable Electricity Producers
Distributed Solar Development LLC (4)(13)(24)	SF +	12.50% PIK	16.15%	9/19/2027	10,932		10,784	9,491
Distributed Solar Development LLC (4)(13)(24)	SF +	12.50% PIK	16.17%	5/30/2026	2,384		2,384	2,366
Hamilton Projects Acquiror LLC (7)(23)	SF +	2.50%	6.14%	5/30/2031	8,985		8,969	9,027
Matrix Renewables USA LLC (4)(5)(11)(28)	E +	6.00% PIK	8.20%	9/30/2030	EUR	10,647	12,137	11,855

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments (Unaudited)
June 30, 2026
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
NG Energy Fund 1 LLC (4)(11)(24)	SF +	7.50%	11.23%	3/22/2028	7,060		6,950	7,060
NRD Construction, LLC (4)(14)(24)	SF +	6.25%	9.98%	11/6/2029	35,934		35,348	35,250
Palmetto Solar, LLC (4)(13)(24)	SF +	6.75%	10.48%	9/13/2027	6,020		5,990	5,957
Palmetto Solar, LLC (4)(13)(24)	SF +	6.75%	10.48%	9/13/2027	5,268		5,241	5,212
Palmetto Solar, LLC (4)(13)(24)	SF +	6.75%	10.48%	9/13/2027	25,808		25,658	25,535
Palmetto Solar, LLC (4)(13)(24)	SF +	6.75%	10.48%	9/13/2027	12,904		12,829	12,767
Sunraycer HPS Borrower LLC (4)(14)(24)	SF +	6.50%	10.23%	10/28/2029	14,536		14,352	14,372
Sunraycer HPS Borrower LLC (4)(14)(24)	SF +	6.50%	10.23%	10/28/2029	35,629		35,187	35,225
Westlands Electric Power Company Investor, LLC (4)(6)(13)(24)	SF +	6.00%	9.73%	12/6/2030	50,000		40,988	40,778
Total Independent Power and Renewable Electricity Producers							216,817	214,895	16.21%

Insurance
Acrisure LLC (7)(23)	SF +	3.25%	6.89%	6/21/2032	3,099		3,092	2,810
Alera Group, Inc. (8)(23)	SF +	2.75%	6.39%	5/30/2032	3,970		3,953	3,783
Alliant Holdings Intermediate, LLC (7)(23)	SF +	2.50%	6.14%	9/19/2031	370		362	366
Amynta Agency Borrower Inc (7)(23)	SF +	2.50%	6.14%	12/29/2031	373		373	369
CRC Insurance Group LLC (7)(24)	SF +	2.75%	6.48%	5/6/2031	2,802		2,790	2,742
HUB International Ltd (7)(24)	SF +	2.25%	5.92%	6/20/2030	7,975		7,975	7,975
International Construction Products, LLC (4)(5)(7)		15.25% PIK	15.25%	9/5/2034	1,241		1,241	1,241
Kowalski Trust (4)(5)(7)		16.00% PIK	16.00%	5/31/2034	22,697		22,431	21,437
OneDigital Borrower LLC (8)(23)	SF +	3.00%	6.64%	7/2/2031	4,900		4,900	4,760
Trucordia Insurance Services LLC (7)(23)	SF +	3.25%	6.98%	6/17/2032	3,432		3,424	3,071
Total Insurance							50,541	48,554	3.66%

IT Services
Delta Topco, Inc. (7)(24)	SF +	2.75%	6.40%	11/30/2029	5,165		5,184	4,899
Mediaocean LLC (8)(23)	SF +	3.50%	7.24%	12/15/2028	1,680		1,679	1,614
Total IT Services							6,863	6,513	0.49%

Leisure Products
Beckett Collectibles Holdings, LLC (4)(16)(24)	SF +	8.50%	12.30%	12/13/2029	11,210		10,956	11,597
Total Leisure Products							10,956	11,597	0.87%

Life Sciences Tools & Services
WCG Intermediate Corp (7)(23)	SF +	2.75%	6.39%	2/25/2032	1,515		1,515	1,506
Total Life Sciences Tools & Services							1,515	1,506	0.11%

Machinery
Indicor LLC (7)(23)	SF +	2.50%	6.14%	11/22/2029	2,611		2,601	2,613
Lsf12 Helix Parent LLC (7)(23)	SF +	3.50%	7.14%	2/10/2033	2,298		2,238	2,259
Time Manufacturing Holdings LLC (4)(9)(24)	SF +	6.50%	10.31%	12/1/2027	2,578		2,533	2,114
TK Elevator US Newco Inc (5)(8)(25)	SF +	2.75%	6.38%	4/30/2030	4,148		4,136	4,171
Total Machinery							11,508	11,157	0.84%

Metals & Mining
Alchemy US Holdco 1 LLC (4)(10)(24)	SF +	6.50%	10.16%	7/31/2029	13,738		13,365	12,440
Alchemy US Holdco 1 LLC (4)(10)(28)	E +	6.50%	8.65%	7/31/2029	EUR	2,899	3,052	2,981
Alchemy US Holdco 1 LLC (4)(10)(24)	SF +	6.50%	10.16%	7/31/2029	150		146	136
Star Holding LLC (7)(23)	SF +	4.50%	8.14%	7/31/2031	704		701	705
Total Metals & Mining							17,264	16,262	1.23%

Mortgage Real Estate Investment Trusts (REITs)

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments (Unaudited)
June 30, 2026
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Claros Mortgage Trust, Inc. (4)(5)(14)(23)	SF +	6.75%	10.39%	1/30/2030	12,500		12,037	12,071
Total Mortgage Real Estate Investment Trusts (REITs)							12,037	12,071	0.91%

Pharmaceuticals
Alvogen Pharma US, Inc. (4)(16)(24)	SF +	9.50%	13.23%	11/30/2028	18,620		18,298	18,249
Azurity Pharmaceuticals Inc (4)(10)(24)	SF +	7.00%	10.73%	3/14/2030	44,337		43,681	42,285
Azurity Pharmaceuticals Inc (4)(10)(24)	SF +	7.00%	10.73%	3/14/2030	4,037		3,978	3,851
Creek Parent, Inc. (4)(9)(23)	SF +	5.00%	8.64%	12/18/2031	13,293		13,124	13,086
Creek Parent, Inc. (4)(6)(9)				12/18/2031	2,754		(35)	(43)
Creek Parent, Inc. (4)(9)(22)(23)	SF +	6.08%	9.72%	12/18/2031	1,204		1,188	1,185
Endo Finance Holdings Inc (8)(23)	SF +	3.75%	7.39%	4/23/2031	3,930		3,937	3,937
Total Pharmaceuticals							84,171	82,550	6.23%

Professional Services
Citrin Cooperman Advisors LLC (7)(24)	SF +	3.00%	6.73%	4/1/2032	2,925		2,900	2,851
CohnReznick Advisory LLC (7)(24)	SF +	3.25%	6.95%	3/31/2032	333		332	326
CohnReznick Advisory LLC (6)(7)				3/31/2032	19		—	—
Grant Thornton Advisors Holdings LLC (7)(23)	SF +	2.75%	6.39%	6/2/2031	5,527		5,527	5,273
YA Intermediate Holdings II LLC (4)(9)(24)	SF +	5.00%	8.73%	10/1/2031	5,206		5,187	5,169
YA Intermediate Holdings II LLC (4)(6)(9)(23)	SF +	5.00%	8.71%	10/1/2031	2,197		683	682
YA Intermediate Holdings II LLC (4)(6)(12)(35)	P +	4.00%	10.75%	10/1/2031	1,083		588	585
Total Professional Services							15,217	14,886	1.12%

Software
Boreal Bidco (4)(5)(7)(28)	E +	7.00% (incl 4.00% PIK)	9.29%	3/26/2032	EUR	14,496	15,400	16,052
Central Parent LLC (7)(24)	SF +	3.25%	6.98%	7/6/2029	1,463		1,459	967
CF Newco Inc (4)(11)(24)	SF +	6.00%	9.67%	12/10/2029	31,038		30,824	31,037
CF Newco Inc (4)(11)(23)	SF +	6.25%	9.92%	12/10/2029	11,820		11,693	11,820
CF Newco Inc (4)(6)(11)(23)	SF +	6.00%	9.64%	12/10/2029	5,500		1,875	1,925
DigiCert Inc (4)(9)(23)	SF +	5.75%	9.39%	7/30/2030	1,985		1,961	1,918
DigiCert Inc (4)(9)(22)(23)	SF +	6.61%	10.25%	7/30/2030	43,351		42,821	41,868
DigiCert Inc (4)(6)(9)				7/30/2030	4,746		(58)	(160)
Einstein Parent Inc (4)(9)(24)	SF +	5.25%	8.91%	1/22/2031	26,128		25,731	25,170
Einstein Parent Inc (4)(6)(9)				1/22/2031	2,707		(41)	(99)
Espresso Bidco Inc. (4)(9)(24)	SF +	5.75% (incl 3.13% PIK)	9.48%	3/25/2032	13,467		13,304	12,943
Espresso Bidco Inc. (4)(6)(9)(24)	SF +	5.75% (incl 3.13% PIK)	9.48%	3/25/2032	3,621		3,284	3,191
Espresso Bidco Inc. (4)(6)(9)				3/25/2032	1,593		(20)	(62)
ION Platform Finance US Inc (7)(24)	SF +	3.75%	7.48%	10/7/2032	9,259		9,176	6,702
McAfee Corp (8)(23)	SF +	3.00%	6.64%	3/1/2029	343		325	305
Project Alpha Intermediate Holding, Inc. (8)(24)	SF +	3.25%	6.98%	10/26/2030	6,933		6,876	5,066
Stack Sports Buyer, LLC (4)(9)(26)	SF +	5.25%	8.72%	3/31/2031	18,558		18,340	18,151
Stack Sports Buyer, LLC (4)(9)(23)	SF +	5.25%	8.92%	3/31/2031	4,071		4,017	3,981
Stack Sports Buyer, LLC (4)(6)(9)				3/31/2031	2,994		(36)	(66)
Technology Growth Capital Pty Ltd (4)(5)(10)(24)	SF +	6.50%	10.18%	7/2/2030	3,544		3,479	3,460
Tricentis Operations Holdings Inc (4)(9)(24)	SF +	6.00% (incl 3.25% PIK)	9.64%	2/11/2032	19,847		19,698	19,254
Tricentis Operations Holdings Inc (4)(6)(9)				2/11/2032	3,748		(34)	(112)
Tricentis Operations Holdings Inc (4)(6)(9)				2/11/2032	2,713		(22)	(81)
Total Software							210,052	203,230	15.33%

Specialty Retail

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments (Unaudited)
June 30, 2026
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Constellation Automotive Limited (4)(5)(7)(28)	E +	6.25%	8.50%	4/3/2031	EUR	4,527	4,933	5,130
Constellation Automotive Limited (4)(5)(7)(30)	SN +	6.25%	9.99%	4/3/2031	GBP	10,951	14,158	14,405
Great Outdoors Group, LLC (9)(23)	SF +	3.25%	6.89%	1/23/2032	2,013		2,005	2,022
Knitwell Borrower LLC (4)(10)(24)	SF +	7.75%	11.63%	4/28/2028	1,519		1,506	1,501
Knitwell Borrower LLC (4)(10)(24)	SF +	7.75%	11.63%	4/28/2028	10,709		10,584	10,583
PetSmart LLC (7)(23)	SF +	4.00%	7.65%	8/18/2032	8,348		8,275	8,350
Staples, Inc. (8)(24)	SF +	5.75%	9.41%	9/4/2029	11,224		10,903	10,455
The Michaels Companies, Inc. (7)(24)	SF +	5.00%	8.73%	3/15/2033	5,043		4,946	5,028
Total Specialty Retail							57,310	57,474	4.33%

Trading Companies & Distributors
Atlas Intermediate III LLC (4)(10)(24)	SF +	7.75%	11.41%	10/31/2029	9,391		9,270	9,026
W3 TopCo LLC (4)(10)(25)	SF +	8.50% (incl 2.00% PIK)	12.17%	3/22/2029	13,510		13,218	11,807
Total Trading Companies & Distributors							22,488	20,833	1.57%

Transportation Infrastructure
Tikehau Motion Midco SARL (4)(5)(7)(29)	E +	6.50%	8.64%	8/22/2031	EUR	4,765	5,489	5,326
Tikehau Motion Midco SARL (4)(5)(7)(29)	E +	6.50%	8.64%	8/22/2031	EUR	10,291	11,857	11,505
Tikehau Motion Midco SARL (4)(5)(6)(7)				8/22/2031	EUR	7,635	(166)	(188)
Total Transportation Infrastructure							17,180	16,643	1.26%

Wireless Telecommunication Services
CCI Buyer, Inc. (4)(6)(9)				5/13/2032	144		(1)	(2)
CCI Buyer, Inc. (4)(9)(24)	SF +	5.00%	8.73%	5/13/2032	1,859		1,844	1,827
Total Wireless Telecommunication Services							1,843	1,825	0.14%
Total First Lien Debt							$1,785,768	$1,766,024	133.17%

Second Lien Debt
Aerospace & Defense
Albers Aerospace Holdings LLC (4)(7)		13.00% (incl 4.00% PIK)	13.00%	6/22/2031		$3,081	$3,040	$3,008
Albers Aerospace Holdings LLC (4)(7)		13.00% (incl 4.00% PIK)	13.00%	6/22/2031	1,992		1,964	1,945
Total Aerospace & Defense							5,004	4,953	0.37%

Hotels, Restaurants & Leisure
Equinox Holdings, Inc. (4)(7)		16.00% PIK	16.00%	6/30/2027	1,797		1,786	1,790
Total Hotels, Restaurants & Leisure							1,786	1,790	0.14%

Insurance
International Construction Products, LLC (4)(5)(7)		15.25% PIK	15.25%	9/5/2034	3,303		3,303	3,302
Total Insurance							3,303	3,302	0.25%
Total Second Lien Debt							$10,093	$10,045	0.76%

Other Secured Debt
Asset Based Lending and Fund Finance
RGP Holdings 2, LLC (4)(5)(10)(24)	SF +	6.50% PIK	10.23%	10/11/2032		$7,126	$7,002	$6,937
TPG VIII Merlin New Holdings I, L.P. (4)(5)(10)(24)	SF +	6.50%	10.17%	3/15/2027	6,390		6,360	6,362
Total Asset Based Lending and Fund Finance							13,362	13,299	1.00%

Communications Equipment
IPC Intermediate Holdings Corp. (4)(7)		12.00% PIK	12.00%	12/31/2026	951		951	921
Total Communications Equipment							951	921	0.07%

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments (Unaudited)
June 30, 2026
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets

Electric Utilities
IDF 9 Financeco, LLC (4)(16)(24)	SF +	8.50%	12.23%	3/28/2031	2,518	2,498	2,482
Total Electric Utilities						2,498	2,482	0.19%

Entertainment
Chord Searchlight, L.P (4)(5)(6)(10)(24)	SF +	6.25%	9.90%	7/16/2030	22,437	16,924	16,869
Total Entertainment						16,924	16,869	1.27%

Financial Services
GAPCO AIV Interholdco (CP), L.P. (4)(5)(10)(24)	SF +	6.75% PIK	10.48%	3/31/2033	13,157	12,691	12,697
Total Financial Services						12,691	12,697	0.96%

Independent Power and Renewable Electricity Producers
Flatiron Energy Holdco LLC (4)(14)(24)	SF +	6.38%	10.11%	10/1/2029	4,029	3,967	3,945
Flatiron Energy Holdco LLC (4)(14)(24)	SF +	6.38%	10.11%	10/1/2029	5,554	5,476	5,439
Flatiron Energy Holdco LLC (4)(6)(14)(24)	SF +	6.38%	10.11%	10/1/2029	41,261	20,767	20,483
Total Independent Power and Renewable Electricity Producers						30,210	29,867	2.25%

Real Estate Management & Development
Link Apartments Opportunity Zone REIT, LLC (4)(16)(24)	SF +	8.00% PIK	11.73%	12/27/2029	1,856	1,831	2,069
Link Apartments Opportunity Zone REIT, LLC (4)(16)(24)	SF +	8.00% PIK	11.73%	12/27/2029	1,070	1,056	1,192
Total Real Estate Management & Development						2,887	3,261	0.25%
Total Other Secured Debt						$79,523	$79,396	5.99%

Unsecured Debt
Capital Markets
Constellation Wealth Capital Fund-A-Blocker (LIDO), LLC (4)(7)				2/1/2038	$50	$—	$—
Total Capital Markets						—	—	—%

Financial Services
Freedom Funding Center LLC (7)		12.00%	12.00%	10/1/2037	27,876	27,876	28,606
Total Financial Services						27,876	28,606	2.16%

Health Care Equipment & Supplies
Corza Medical Srl (4)(5)(7)		14.00% PIK	14.00%	2/13/2030	20,737	20,556	21,302
Total Health Care Equipment & Supplies						20,556	21,302	1.61%

Hotels, Restaurants & Leisure
Dutch Holdings SPV Sub, LLC (4)(5)(7)		13.00% (incl 1.00% PIK)	13.00%	6/30/2033	6,250	6,250	6,250
Total Hotels, Restaurants & Leisure						6,250	6,250	0.47%
Total Unsecured Debt						$54,682	$56,158	4.24%

Structured Finance Investments
Structured Finance
Alp CFO 2025, L.P. (4)(5)(7) - Class A		7.09%	7.09%	7/15/2037	$1,000	$1,000	$999
Alp CFO 2025, L.P. (4)(5)(7) - Class B		9.44%	9.44%	7/15/2037	2,500	2,500	2,492
Alp CFO 2025, L.P. (4)(5)(7) - Class C		12.24%	12.24%	7/15/2037	4,000	4,000	3,978
Alp CFO 2025, L.P. (4)(5)(20) - Subordinated Note				7/15/2037	4,000	4,000	5,528

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments (Unaudited)
June 30, 2026
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Ares Secondaries Pbn Finance Co IV LLC (4)(5)(6)(7)(24)- Class A	SF +	2.90%	6.57%	4/14/2039	997	497	511
Ares Secondaries Pbn Finance Co IV LLC (4)(5)(6)(7)(26) - Class C	SF +	8.50%	12.17%	4/14/2039	7,000	3,500	3,548
Coller Private Equity Backed Notes & Loans II-A LP (4)(5)(6)(7)(24) - Class A	SF +	2.95%	6.64%	4/30/2037	1,000	554	554
Coller Private Equity Backed Notes & Loans II-A LP (4)(5)(6)(7)(24) - Class B	SF +	5.20%	8.89%	4/30/2037	1,000	554	549
CRA Issuer, LLC (4)(7) - Class M		10.43%	10.43%	6/28/2061	15,000	15,000	15,000
PBN II-A Equity Holdings L.P. (4)(5)(6)(20) - Limited Partnership Interest					10,000	6,358	6,307
Total Structured Finance						37,963	39,466	2.98%
Total Structured Finance Investments						$37,963	$39,466	2.98%

Preferred Equity
Aerospace & Defense
Albers Aerospace Holdings LLC (4)(20)(21)(36) - Preferred Units					5,000	$4,292	$4,630
Total Aerospace & Defense						4,292	4,630	0.35%

Beverages
CC Investor Aggregator, L.P. (4)(21)(36) - Class A Units					40,582	40,582	46,474
Total Beverages						40,582	46,474	3.51%

Capital Markets
CB Lido Offshore Blocker X, LLC (4)(21)(36) - Class Z Units					2,947,104	2,947	3,120
Constellation Wealth Capital Fund-A-Blocker (LIDO), LLC (4)(21)(36) - Class Z Units					21,755	121	128
LAL Group Holdings, LLC (4)(21)(36) - Class Z Units					21,932,329	21,772	23,353
Total Capital Markets						24,840	26,601	2.01%

Electric Utilities
IDF 9 Financeco, LLC (4)(20)(21)(36) - Series B Units					1,055,303	1,045	1,221
Total Electric Utilities						1,045	1,221	0.09%

Financial Services
Holdings 2, L.P. (4)(5)(7)(21) - L.P. Interest		11.50%	11.50%		25,000	24,563	24,643
Total Financial Services						24,563	24,643	1.86%

Health Care Equipment & Supplies
Herb Partnership, LP (4)(21) - Preferred Stock					7,741,150	7,286	7,272
Total Health Care Equipment & Supplies						7,286	7,272	0.55%

Hotels, Restaurants & Leisure
Sparkle Aggregator, LP (4)(21)(36) - Preferred Stock					12,500	12,500	13,427
The ONE Group Hospitality, Inc. (4)(21)(36) - Preferred Stock					1,000	877	1,128
Total Hotels, Restaurants & Leisure						13,377	14,555	1.10%

Insurance
Navacord Intermediate Holdings Inc (4)(5)(6)(21) - Preferred Stock					3,424	(43)	(88)
Navacord Intermediate Holdings Inc (4)(5)(21)(36) - Preferred Stock					13,696	9,844	9,720
Total Insurance						9,801	9,632	0.73%

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments (Unaudited)
June 30, 2026
(in thousands)

Company (1)	Reference Rate and Spread (2)	Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Software
Behavox Ltd (4)(5)(21)(36) - Series C Shares				50,000	4,489	4,530
Lava Topco, Inc. (4)(21)(36) - Preferred Stock				25,000	25,000	28,973
Total Software					29,489	33,503	2.53%

Textiles, Apparel & Luxury Goods
Kendra Scott Design Inc (4)(21)(36) - Preferred Stock				2,316,836	24,270	36,570
Total Textiles, Apparel & Luxury Goods					24,270	36,570	2.76%

Wireless Telecommunication Services
CCI Topco, Inc. (4)(21)(36) - Preferred Stock				500	49,005	57,599
Total Wireless Telecommunication Services					49,005	57,599	4.34%
Total Preferred Equity					$228,550	$262,700	19.83%

Other Equity Investments
Aerospace & Defense
Albers Aerospace Holdings LLC (4)(20)(21) - Class D Units				24	$633	$633
Total Aerospace & Defense					633	633	0.05%

Consumer Staples Distribution & Retail
AP Himalaya Co-Invest, L.P. (4)(21) - LP Interest				20,006	20,087	22,797
Total Consumer Staples Distribution & Retail					20,087	22,797	1.72%

Electric Utilities
IDF 8 Topco, LLC (4)(20)(21) - Series B-1 Units				230,248	230	—
IDF 8 Topco, LLC (4)(20)(21) - Series B-2 Units				230,248	230	—
Total Electric Utilities					460	—	—%

Entertainment
AMR GP Holdings Ltd (4)(5)(21) - Ordinary Shares				1,656	9,935	15,203
Total Entertainment					9,935	15,203	1.15%

Hotels, Restaurants & Leisure
The ONE Group Hospitality, Inc. (21) - A-2 Warrants				11,911	61	24
The ONE Group Hospitality, Inc. (4)(21) - B-2 Warrants				6,667	12	—
Total Hotels, Restaurants & Leisure					73	24	0.00%

Mortgage Real Estate Investment Trusts (REITs)
Claros Mortgage Trust, Inc. (4)(5)(21) - Warrants				188,556	267	219
Total Mortgage Real Estate Investment Trusts (REITs)					267	219	0.02%

Pharmaceuticals
Creek Feeder, L.P. (4)(21) - LP Interest				10,000	10,000	11,257
Total Pharmaceuticals					10,000	11,257	0.85%

Software
Behavox Ltd (4)(5)(21) - Class V Shares				3,120	206	206
Behavox Ltd (4)(5)(21) - Class V Shares				3,120	206	206
Total Software					412	412	0.03%
Total Other Equity Investments					$41,867	$50,545	3.82%
Total Investments - Non-Controlled/Non-Affiliated					$2,238,446	$2,264,334	170.79%

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments (Unaudited)
June 30, 2026
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Non-Controlled/Affiliated Investments
First Lien Debt
Household Durables
Lasko Operation Holdings, LLC (4)(10)(19)(24)	SF +	6.50%	10.32%	6/4/2030	$1,754	$1,696	$1,754
Total Household Durables						1,696	1,754	0.13%

IT Services
New Era Technology Inc (4)(10)(19)(24)	SF +	6.25% PIK	10.13%	6/30/2030	4,710	4,665	4,710
Total IT Services						4,665	4,710	0.36%
Total First Lien Debt						$6,361	$6,464	0.49%

Preferred Equity
IT Services
NE SPV Holdco, LLC (4)(19)(21) - Preferred Units					4,139	$3,018	$187
Total IT Services						3,018	187	0.01%
Total Preferred Equity						$3,018	$187	0.01%

Other Equity Investments
Household Durables
Lasko Operation Holdings, LLC (4)(19)(21) - Common Shares					891	$287	$23
Total Household Durables						287	23	0.00%

IT Services
NE SPV Holdco, LLC (4)(19)(21) - Common Units					4,139	—	—
Total IT Services						—	—	—%
Total Other Equity Investments						$287	$23	0.00%
Total Investments - Non-Controlled/Affiliated						$9,666	$6,674	0.50%
Total Investment Portfolio						$2,248,112	$2,271,008	171.29%

Cash and Cash Equivalents
Dreyfus Government Cash Management (5)			3.55%		$28,059	$28,059	$28,059
Goldman Sachs Financial Square Government Fund (5)			3.54%		753	753	753
Cash						20,832	20,832
Total Cash and Cash Equivalents						$49,644	$49,644	3.74%
Total Investment Portfolio, Cash and Cash Equivalents						$2,297,756	$2,320,652	175.03%

(1) Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in U.S. dollars. As of June 30, 2026, the Company had investments denominated in Canadian Dollars (CAD), Euros (EUR), British Pounds (GBP), Japanese Yen (JPY), and Australian Dollars (AUD). All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments and the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral under its credit facility unless otherwise indicated.
(2) The majority of the investments bear interest at a rate that may be determined by reference to the Prime Rate (“Prime” or “P”), Sterling Overnight Index Average ("SONIA" or "SN"), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate ("SOFR" or "SF"), Canadian Overnight Repo Rate Average ("CORRA" or "C"), Tokyo Overnight Average Rate (“TONA” or “TN”), or Bank Bill Swap Bid Rate ("BBSY" or "B") which reset daily, monthly, quarterly, semiannually or annually. For each such investment, the Company has provided the spread over Prime, SONIA, Euribor, SOFR, CORRA, TONA, or BBSY and the current contractual interest rate in effect at June 30, 2026. Certain investments are subject to a SOFR interest rate floor, or rate cap. Certain investments contain a payment-in-kind (“PIK”) provision. SOFR-based contracts may include a credit spread adjustment, which is included within the stated all-in interest rate, if applicable, that is charged in addition to the base rate and the stated spread.
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

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments (Unaudited)
June 30, 2026
(in thousands)

(5) The investment is not a qualifying asset, in whole or in part, under Section 55(a) of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2026, non-qualifying assets represented 24.2% of total assets as calculated in accordance with regulatory requirements.
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

Investments-non-controlled/non-affiliated	Commitment Type	Unfunded Commitment	Fair Value
American Academy Holdings, LLC	1st Lien Senior Secured Revolving Loan	$160	$(6)
Ares Secondaries Pbn Finance Co IV LLC	Structured Finance Obligations - Debt Instruments	500	7
Ares Secondaries Pbn Finance Co IV LLC	Structured Finance Obligations - Debt Instruments	3,500	24
AVSC Holding Corp.	1st Lien Senior Secured Revolving Loan	847	(2)
Axiom Buyer, LLC	1st Lien Senior Secured Delayed Draw Loan	1,905	(35)
Axiom Buyer, LLC	1st Lien Senior Secured Revolving Loan	703	(13)
Blazing Star Shields Direct Parent, LLC	1st Lien Senior Secured Revolving Loan	2,131	—
Carbon Topco, Inc.	1st Lien Senior Secured Revolving Loan	1,065	(8)
CCI Buyer, Inc.	1st Lien Senior Secured Revolving Loan	144	(2)
Certania Beteiligungen GmbH	1st Lien Senior Secured Delayed Draw Loan	3,583	(111)
CF Newco Inc	1st Lien Senior Secured Revolving Loan	3,575	—
Chord Searchlight, L.P	Other Secured Debt Delayed Draw Loan	5,234	(78)
CohnReznick Advisory LLC	1st Lien Senior Secured Delayed Draw Loan	19	—
Coller Private Equity Backed Notes & Loans II-A LP	Structured Finance Obligations - Debt Instruments	446	(2)
Coller Private Equity Backed Notes & Loans II-A LP	Structured Finance Obligations - Debt Instruments	446	—
Creek Parent, Inc.	1st Lien Senior Secured Revolving Loan	2,754	(43)
Diagnostic Services Holdings, Inc.	1st Lien Senior Secured Revolving Loan	138	(2)
DigiCert Inc	1st Lien Senior Secured Revolving Loan	4,746	(160)
Einstein Parent Inc	1st Lien Senior Secured Revolving Loan	2,707	(99)
Espresso Bidco Inc.	1st Lien Senior Secured Revolving Loan	1,593	(62)
Espresso Bidco Inc.	1st Lien Senior Secured Delayed Draw Loan	289	(11)
FC Compassus LLC	1st Lien Senior Secured Delayed Draw Loan	1,332	—
FC Compassus LLC	1st Lien Senior Secured Delayed Draw Loan	159	—
FC Compassus LLC	1st Lien Senior Secured Revolving Loan	2,716	—
Flatiron Energy Holdco LLC	Other Secured Debt Delayed Draw Loan	19,919	(414)
Grain Connect Limited	1st Lien Senior Secured Delayed Draw Loan	5,949	(191)
Grain Connect Limited	1st Lien Senior Secured Delayed Draw Loan	587	(19)
Grain Connect Limited	1st Lien Senior Secured Delayed Draw Loan	1,397	(45)
Gymnation Rodney Limited	1st Lien Senior Secured Delayed Draw Loan	3,125	(91)
HB AcquisitionCo Pty Ltd	1st Lien Senior Secured Delayed Draw Loan	1,104	(21)
Indigo Purchaser, Inc.	1st Lien Senior Secured Revolving Loan	1,942	—
Indigo Purchaser, Inc.	1st Lien Senior Secured Delayed Draw Loan	1,975	—
Madonna Bidco Ltd	1st Lien Senior Secured Delayed Draw Loan	1,460	—
Montagu Lux Finco Sarl	1st Lien Senior Secured Delayed Draw Loan	7,042	(159)
Navacord Intermediate Holdings Inc	Preferred Equity	2,413	(88)
NTH Degree Purchaser Inc	1st Lien Senior Secured Revolving Loan	1,792	(26)
ONE Group, LLC	1st Lien Senior Secured Revolving Loan	776	(24)
Orthrus Ltd	1st Lien Senior Secured Delayed Draw Loan	1,054	(19)
Patriot Acquisition Topco Sarl	1st Lien Senior Secured Revolving Loan	78	—
PBN II-A Equity Holdings L.P.	Structured Finance Obligations - Limited Partnership Interest	3,693	—
Retail Services WIS Corporation	1st Lien Senior Secured Delayed Draw Loan	5,186	(127)
Ribbon Communications Operating Company, Inc	1st Lien Senior Secured Revolving Loan	849	(9)
Saga Mid Co Limited	1st Lien Senior Secured Delayed Draw Loan	11,095	333
Saga Mid Co Limited	1st Lien Senior Secured Delayed Draw Loan	1,842	55
Solis Mammography Buyer, Inc.	1st Lien Senior Secured Delayed Draw Loan	1,996	(45)
Solis Mammography Buyer, Inc.	1st Lien Senior Secured Revolving Loan	2,935	(52)
Sparkle Holdco 2 Corp.	1st Lien Senior Secured Revolving Loan	2,474	(64)

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments (Unaudited)
June 30, 2026
(in thousands)

Investments-non-controlled/non-affiliated	Commitment Type	Unfunded Commitment	Fair Value
Spruce Bidco II Inc	1st Lien Senior Secured Revolving Loan	2,745	(43)
Stack Sports Buyer, LLC	1st Lien Senior Secured Revolving Loan	2,994	(66)
SW Ingredients Holdings, LLC	1st Lien Senior Secured Delayed Draw Loan	2,434	(34)
SW Ingredients Holdings, LLC	1st Lien Senior Secured Revolving Loan	2,680	(37)
Team, Inc.	1st Lien Senior Secured Delayed Draw Loan	3,740	(71)
Tex-Tech Industries Inc	1st Lien Senior Secured Delayed Draw Loan	804	—
Tex-Tech Industries Inc	1st Lien Senior Secured Revolving Loan	621	—
Tikehau Motion Midco SARL	1st Lien Senior Secured Delayed Draw Loan	8,724	(188)
Tricentis Operations Holdings Inc	1st Lien Senior Secured Delayed Draw Loan	3,748	(112)
Tricentis Operations Holdings Inc	1st Lien Senior Secured Revolving Loan	2,713	(81)
Valence Surface Technologies LLC	1st Lien Senior Secured Revolving Loan	3,280	—
Valence Surface Technologies LLC	1st Lien Senior Secured Delayed Draw Loan	97	—
Westlands Electric Power Company Investor, LLC	1st Lien Senior Secured Delayed Draw Loan	8,125	(178)
Xponential Fitness LLC	1st Lien Senior Secured Revolving Loan	395	(7)
YA Intermediate Holdings II LLC	1st Lien Senior Secured Delayed Draw Loan	1,498	(12)
YA Intermediate Holdings II LLC	1st Lien Senior Secured Revolving Loan	491	(3)
Total		$166,464	$(2,441)
(7) There are no interest rate floors on these investments.
(8) The interest rate floor on these investments as of June 30, 2026 was 0.50%.
(9) The interest rate floor on these investments as of June 30, 2026 was 0.75%.
(10) The interest rate floor on these investments as of June 30, 2026 was 1.00%.
(11) The interest rate floor on these investments as of June 30, 2026 was 1.50%.
(12) The interest rate floor on these investments as of June 30, 2026 was 1.75%.
(13) The interest rate floor on these investments as of June 30, 2026 was 2.00%.
(14) The interest rate floor on these investments as of June 30, 2026 was 2.50%.
(15) The interest rate floor on these investments as of June 30, 2026 was 2.75%.
(16) The interest rate floor on these investments as of June 30, 2026 was 3.00%.
(17) The interest rate floor on these investments as of June 30, 2026 was 3.25%.
(18) Loan was on non-accrual status as of June 30, 2026.
(19) Under the 1940 Act, the Company is deemed to “control” a portfolio company if the Company owns more than 25% of its outstanding voting securities and/or holds the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company is deemed an “affiliated person” of a portfolio company if the Company owns between 5% and 25% or if the Company and/or its affiliates owns 25% or more, inclusive of the portfolio company’s outstanding voting securities. For purposes of determining the “control” classification of its investment portfolio, the Company has excluded consideration of any voting securities or board appointment rights held by third-party investment funds advised by the Adviser and/or its affiliates. As of June 30, 2026, the Company’s non-controlled/affiliated investments were as follows:

	Fair Value as of December 31, 2025	Gross Additions(a)	Gross Reductions(b)	Change in Unrealized Gains (Loss)	Net Realized Gain (Loss)	Fair Value as of June 30, 2026	Dividend and Interest Income
Non-Controlled/Affiliated Investments
Lasko Operation Holdings, LLC	$2,055	$7	$(13)	$(272)	$—	$1,777	$99
New Era Technology Inc	4,481	236	—	(7)	—	4,710	236
NE SPV Holdco, LLC	1,980	—	—	(1,793)	—	187	—
Total Non-Controlled/Affiliated Investments	$8,516	$243	$(13)	$(2,072)	$—	$6,674	$335
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

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments (Unaudited)
June 30, 2026
(in thousands)

(21) Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted security” under the Securities Act. As of June 30, 2026, the aggregate fair value of these securities is $313,455, or 23.64% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
Albers Aerospace Holdings LLC	Preferred Units	December 22, 2025
CC Investor Aggregator, L.P.	Class A Units	May 19, 2025
CB Lido Offshore Blocker X, LLC	Class Z Units	August 5, 2025
Constellation Wealth Capital Fund-A-Blocker (Lido), LLC	Class Z Units	August 5, 2025
LAL Group Holdings, LLC	Class Z Units	August 5, 2025
IDF 9 Financeco, LLC	Series B Units	March 28, 2025
Holdings 2, L.P.	L.P. Interest	February 12, 2026
Herb Partnership, LP	Preferred Stock	May 12, 2026
Sparkle Aggregator, LP	Preferred Stock	January 16, 2026
The ONE Group Hospitality, Inc.	Preferred Stock	May 1, 2024
Navacord Intermediate Holdings Inc	Preferred Stock	February 2, 2026
Navacord Intermediate Holdings Inc	Preferred Stock	February 2, 2026
Behavox Ltd	Series C Shares	June 8, 2026
Lava Topco, Inc.	Preferred Stock	November 10, 2025
Kendra Scott Design Inc	Preferred Stock	September 12, 2024
CCI Topco, Inc.	Preferred Stock	May 13, 2025
Albers Aerospace Holdings LLC	Class D Units	December 22, 2025
AP Himalaya Co-Invest, L.P.	LP Interest	September 18, 2024
IDF 8 Topco, LLC	Series B-1 Units	November 18, 2024
IDF 8 Topco, LLC	Series B-2 Units	November 18, 2024
AMR GP Holdings Ltd	Ordinary Shares	July 9, 2024
The ONE Group Hospitality, Inc.	A-2 Warrants	May 1, 2024
The ONE Group Hospitality, Inc.	B-2 Warrants	May 1, 2024
Claros Mortgage Trust, Inc.	Warrants	January 30, 2026
Creek Feeder, L.P.	LP Interest	December 16, 2024
Behavox Ltd	Class V Shares	June 8, 2026
Behavox Ltd	Class V Shares	June 8, 2026
NE SPV Holdco, LLC	Preferred Units	August 21, 2025
Lasko Operation Holdings, LLC	Common Shares	June 4, 2025
NE SPV Holdco, LLC	Common Units	August 21, 2025
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
(23) The interest rate on these loans is subject to 1 month SOFR, which as of June 30, 2026 was 3.65%.
(24) The interest rate on these loans is subject to 3 month SOFR, which as of June 30, 2026 was 3.73%.
(25) The interest rate on these loans is subject to 6 month SOFR, which as of June 30, 2026 was 3.85%.
(26) The interest rate on these loans is subject to 12 month SOFR, which as of June 30, 2026 was 3.99%.
(27) The interest rate on these loans is subject to 1 month EURIBOR, which as of June 30, 2026 was 2.20%.
(28) The interest rate on these loans is subject to 3 month EURIBOR, which as of June 30, 2026 was 2.32%.
(29) The interest rate on these loans is subject to 6 month EURIBOR, which as of June 30, 2026 was 2.57%.
(30) The interest rate on these loans is subject to SONIA, which as of June 30, 2026 was 3.73%.
(31) The interest rate on these loans is subject to 1 month BBSY, which as of June 30, 2026 was 4.36%.
(32) The interest rate on these loans is subject to 3 month BBSY, which as of June 30, 2026 was 4.51%.
(33) The interest rate on these loans is subject to 1 month CORRA, which as of June 30, 2026 was 2.28%.
(34) The interest rate on these loans is subject to 3 month TONA, which as of June 30, 2026 was 0.98%.
(35) The interest rate on these loans is subject to Prime Rate, which as of June 30, 2026 was 6.75%.
(36) Certain of the Company’s preferred equity investments include contractual provisions that provide for a preferred return. Such return features do not represent contractual interest and do not give rise to recurring income recognition. The economic value of these provisions is considered as part of the Company’s overall fair value determination for the applicable investment.

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments (Unaudited)
June 30, 2026
(in thousands)

ADDITIONAL INFORMATION

Foreign currency forward contracts:

Currency Purchased	Notional Purchased	Currency Sold	Notional Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
U.S. Dollars	28,109	British Pounds	20,963	SMBC Capital Markets, Inc.	September 23, 2026	$299
U.S. Dollars	7,128	Australian Dollars	10,088	SMBC Capital Markets, Inc.	September 23, 2026	154
U.S. Dollars	2,540	Canadian Dollars	3,537	SMBC Capital Markets, Inc.	September 23, 2026	38
U.S. Dollars	2,395	Japanese Yen	380,696	SMBC Capital Markets, Inc.	September 24, 2026	37
U.S. Dollars	73,956	Euros	63,428	SMBC Capital Markets, Inc.	September 23, 2026	1,233
U.S. Dollars	36,302	British Pounds	28,733	SMBC Capital Markets, Inc.	December 23, 2026	(1,823)
U.S. Dollars	60,666	British Pounds	45,247	Morgan Stanley	September 23, 2026	641
U.S. Dollars	13,983	Euros	11,997	Morgan Stanley	September 23, 2026	228
U.S. Dollars	251	Australian Dollars	355	Morgan Stanley	September 23, 2026	5
U.S. Dollars	11,772	Canadian Dollars	16,397	Morgan Stanley	September 23, 2026	173
Total						$985

Interest rate swaps:

Counterparty	Hedged Instrument	Company Receives	Company Pays(1)(2)	Maturity Date	Notional Amount	Fair Market Value	Upfront Payments / Receipts	Change in Unrealized Gains / (Losses)(3)
Morgan Stanley	August 2028 Notes	5.86%	SOFR + 2.27%	8/13/2028	150,000	$(1,493)	$—	$(1,819)
Morgan Stanley	August 2030 Notes	6.20%	SOFR + 2.58%	8/13/2030	200,000	(2,813)	—	(3,220)
Total Interest Rate Swaps						$(4,306)	$—	$(5,039)

(1)Interest payments on the Company’s interest rate swaps are made semi-annually.
(2)The interest rate on the interest rate swaps are subject to 3 month SOFR, which as of June 30, 2026 was 3.73%.
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

The fair value of the Company’s derivatives is recorded on the Consolidated Statements of Assets and Liabilities by security type and counterparty on a net basis, if subject to an enforceable master netting agreement, not taking into account collateral posted which is recorded separately. As of June 30, 2026, $3.7 million of cash collateral pledged was included in other assets on the Consolidated Statements of Assets and Liabilities. As of December 31, 2025, $0.9 million of cash collateral received was invested in a money market fund and included in accrued expenses and other liabilities on the Consolidated Statements of Assets and Liabilities.

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

Revenue Recognition

Interest Income

Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and

HPS Corporate Capital Solutions Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
unamortized discounts are recorded as interest income in the current period. For the three and six months ended June 30, 2026, the Company recorded non-recurring interest income of $0.5 million and $2.5 million, respectively (e.g. prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts). For the three and six months ended June 30, 2025, the Company recorded non-recurring interest income of $1.4 million and $1.5 million, respectively (e.g. prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts).

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2026 and December 31, 2025, there was one and one portfolio company on non-accrual status, respectively.

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

Dividend Income

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies. To the extent a preferred equity security contains PIK provisions, PIK dividends, computed at the contractual rate specified in each applicable agreement, are accrued and recorded as dividend income and added to the principal balance of the preferred equity security. PIK dividends added to the principal balance are generally collected upon redemption of the equity. For the three and six months ended June 30, 2026, the Company recorded $0.7 million and $1.1 million of dividend income, respectively. For the three and six months ended June 30, 2025, the Company recorded $1.2 million of dividend income.

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

For the three and six months ended June 30, 2026, the Company accrued $0.3 million and $0.7 million, respectively, of U.S. federal excise tax. For the three and six months ended June 30, 2025, the Company accrued $0.7 million and $0.8 million, respectively, of U.S. federal excise tax.

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

Note 3. Fees, Expenses, Agreements and Related Party Transactions

As of June 30, 2026, the Company had payables due to affiliates of $3.8 million, comprised of $2.0 million of expenses reimbursable to the Administrator pursuant to the Administration Agreement and $1.8 million of other expenses paid on behalf of the Company, which includes $0.1 million of Board of Trustees’ fees. As of December 31, 2025, the Company had payables due to affiliates of $5.6 million, comprised of $1.2 million of expenses reimbursable to the Administrator pursuant to the Administration Agreement and $4.4 million of other expenses paid on behalf of the Company, which includes $0.4 million of Board of Trustees’ fees.

Investment Advisory Agreement

On January 9, 2024, the Company entered into an investment advisory agreement (the “Prior Investment Advisory Agreement”) with the Adviser.

In connection with the closing of the HPS/BlackRock Transaction, effective July 1, 2025, the Prior Investment Advisory Agreement was automatically terminated. Prior thereto, the Board approved a new investment advisory agreement (the “Investment Advisory Agreement”) between the Company and the Adviser, subject to shareholder approval. At a special meeting of shareholders on April 16, 2025, shareholders approved the Investment Advisory Agreement, which became effective upon the closing of the HPS/

HPS Corporate Capital Solutions Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
BlackRock Transaction. The Adviser is responsible for determining the portfolio composition, making investment decisions, monitoring investments, performing due diligence on prospective portfolio companies and providing the Company with such other investment advisory and related services as may reasonably be required for the investment of capital.

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

The Adviser agreed to waive its base management fee from the Initial Closing through June 30, 2025. For the three and six months ended June 30, 2026, base management fees were $4.2 million and $8.3 million, respectively. For the three and six months ended June 30, 2025, base management fees were $2.9 million and $5.2 million, respectively, all of which were voluntarily waived by the Adviser. As of June 30, 2026 and December 31, 2025, $4.2 million and $3.8 million, respectively, was payable to the Adviser relating to management fees.

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

Income based incentive fee

The income based incentive fee will be based on the Company’s Pre-Incentive Fee Net Investment Income Returns, defined as: dividends, cash interest or other distributions or other cash income and any third-party fees received from portfolio companies (such as upfront fees, commitment fees, origination fee, amendment fees, ticking fees and break-up fees, as well as prepayment premiums, but excluding fees for providing managerial assistance) accrued during the quarter, minus Operating Expenses (as defined below) for the quarter (including the management fee, taxes, any expenses payable under the Investment Advisory Agreement and the Administration Agreement (as defined below) with the Administrator, any expense of securitizations, and interest expense or other financing fees and any dividends paid on preferred shares, but excluding incentive fees and shareholder servicing and/or distribution fees). Pre-Incentive Fee Net Investment Income Returns includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero-coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income Returns.

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

The Adviser agreed to waive its income based incentive fee from the Initial Closing through June 30, 2025. For the three and six months ended June 30, 2026, income based incentive fees were $4.9 million and $9.9 million, respectively. For the three and six months ended June 30, 2025, income based incentive fees were $3.9 million and $6.7 million, respectively, all of which were voluntarily waived by the Adviser. As of June 30, 2026 and December 31, 2025, $4.9 million and $4.7 million, respectively, was payable to the Adviser relating to income based incentive fees.

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

For the three and six months ended June 30, 2026, the Company incurred capital gains incentive fees of $0.2 million and recorded a reversal of previously accrued capital gains incentive fees of $(1.4) million, respectively. For the three and six months ended June 30, 2025, the Company recorded a reversal of previously accrued capital gains incentive fees of $(0.3) million and $(0.7) million, respectively. As of June 30, 2026 and December 31, 2025, the Company accrued $2.2 million and $3.7 million, respectively, of capital gains incentive fees, none of which were payable under the Investment Advisory Agreement.

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

For the three and six months ended June 30, 2026, the Company incurred $0.5 million and $1.0 million, respectively, in expenses under the Administration Agreement and the Prior Administration Agreement, which were recorded in “administrative service expenses” in the Company’s Consolidated Statements of Operations. For the three and six months ended June 30, 2025, the Company incurred $0.6 million and $1.0 million, respectively, in expenses under the Prior Administration Agreement, which were recorded in “administrative service expenses” in the Company’s Consolidated Statements of Operations. As of June 30, 2026 and December 31, 2025 there were $2.0 million and $1.2 million, respectively, of administration service expenses payable by the Company which are included in “due to affiliates” in the Consolidated Statements of Assets and Liabilities.

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

The shareholder servicing and/or distribution fees will be paid on the same frequency with which the Company pays distributions (i.e. monthly) in arrears.

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

The Managing Dealer agreed to waive the shareholder servicing and/or distribution fees from the Initial Closing through March 31, 2025.

For the three and six months ended June 30, 2026, the Company incurred shareholder servicing and/or distribution fees of $0.6 million and $1.3 million, respectively. For the three and six months ended June 30, 2025, the Company incurred shareholder servicing and/or distribution fees of $0.5 million and $1.0 million, respectively, of which $0.0 million and $0.5 million, respectively, were waived during the period. As of June 30, 2026 and December 31, 2025, there was $0.2 million and $0.6 million, respectively, of shareholder servicing and/or distribution fees payable to the Managing Dealer.

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

The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company on the last business day of the applicable calendar quarter, except to the extent the Adviser has waived its right to receive such payment for the applicable calendar quarter. For the three and six months ended June 30, 2026, $0.6 million and $1.0 million, respectively, of Adviser-advanced expenses met the conditions for expense recoupment.

HPS Corporate Capital Solutions Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)

The following table presents a summary of Expense Payments and the related Reimbursement Payments since the Company's commencement of operations:

Expense Support Quarter	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
June 30, 2024(1)	$2,678	$(1,047)	$1,631
September 30, 2024	1,855	—	1,855
December 31, 2024	1,555	—	1,555
March 31, 2025	2,061	—	2,061
June 30, 2025	1,256	—	1,256
September 30, 2025	374	—	374
December 31, 2025	730	—	730
Total	$10,509	$(1,047)	$9,462

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

Note 4. Investments

The composition of the Company’s investment portfolio at cost and fair value was as follows:

	June 30, 2026			December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$1,792,129	$1,772,488	78.04%	$1,781,224	$1,795,053	82.42%
Second lien debt	10,093	10,045	0.44	7,894	7,906	0.36
Other secured debt	79,523	79,396	3.50	63,601	64,380	2.96
Unsecured debt	54,682	56,158	2.47	47,040	48,111	2.21
Structured finance investments	37,963	39,466	1.74	17,013	17,206	0.79
Preferred equity	231,568	262,887	11.58	179,845	196,010	9.00
Other equity investments	42,154	50,568	2.23	41,587	49,155	2.26
Total	$2,248,112	$2,271,008	100.00%	$2,138,204	$2,177,821	100.00%

HPS Corporate Capital Solutions Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
The industry composition of investments at fair value as of June 30, 2026 as compared to December 31, 2025 was as follows:

	June 30, 2026		December 31, 2025
	Fair Value	Percentage of Total Investments at Fair Value	Fair Value	Percentage of Total Investments at Fair Value
Aerospace & Defense	$150,145	6.61%	$152,849	7.02%
Asset Based Lending and Fund Finance	20,026	0.88	21,981	1.01
Automobile Components	30,140	1.33	30,735	1.41
Beverages	74,415	3.28	73,945	3.40
Capital Markets	29,814	1.31	29,007	1.33
Chemicals	27,136	1.19	26,872	1.23
Commercial Services & Supplies	95,027	4.18	86,302	3.96
Communications Equipment	13,188	0.58	13,731	0.63
Construction & Engineering	2,432	0.11	2,556	0.12
Consumer Staples Distribution & Retail	42,633	1.88	42,132	1.93
Containers & Packaging	42,248	1.86	42,641	1.96
Distributors	—	—	13,558	0.62
Diversified Consumer Services	25,522	1.12	23,596	1.08
Diversified Telecommunication Services	4,440	0.20	2,989	0.14
Electric Utilities	9,565	0.42	10,241	0.47
Electrical Equipment	8,356	0.37	8,405	0.39
Electronic Equipment, Instruments & Components	6,685	0.29	5,638	0.26
Entertainment	49,404	2.18	49,923	2.29
Financial Services	118,931	5.24	83,948	3.85
Food Products	718	0.03	622	0.03
Health Care Equipment & Supplies	96,644	4.26	90,621	4.16
Health Care Providers & Services	243,545	10.72	221,208	10.17
Health Care Technology	16,865	0.74	18,473	0.85
Hotels, Restaurants & Leisure	211,371	9.31	132,009	6.06
Household Durables	1,777	0.08	2,055	0.09
Independent Power and Renewable Electricity Producers	244,762	10.77	213,355	9.80
Insurance	61,488	2.71	64,673	2.97
IT Services	11,410	0.50	13,301	0.61
Leisure Products	11,597	0.51	11,736	0.54
Life Sciences Tools & Services	1,506	0.07	3,054	0.14
Machinery	11,157	0.49	8,843	0.41
Media	—	—	24,149	1.11
Metals & Mining	16,262	0.72	17,015	0.78
Mortgage Real Estate Investment Trusts (REITs)	12,290	0.54	—	—
Multi-Utilities	—	—	2,573	0.12
Pharmaceuticals	93,807	4.13	108,561	4.98
Professional Services	14,886	0.66	14,713	0.68
Real Estate Management & Development	3,261	0.14	2,579	0.12
Software	237,145	10.44	302,168	13.87
Specialty Retail	57,474	2.53	59,487	2.73
Structured Finance	39,466	1.74	17,206	0.79
Textiles, Apparel & Luxury Goods	36,570	1.61	33,117	1.52
Trading Companies & Distributors	20,833	0.92	21,395	0.98
Transportation Infrastructure	16,643	0.73	17,386	0.80
Wireless Telecommunication Services	59,424	2.62	56,473	2.59
Total	$2,271,008	100.00%	$2,177,821	100.00%

HPS Corporate Capital Solutions Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
The geographic composition of investments at cost and fair value was as follows:

	June 30, 2026
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,914,165	$1,924,815	84.75%	145.18%
United Kingdom	190,171	199,355	8.78	15.04
Austria	37,059	39,863	1.76	3.01
Canada	36,319	36,375	1.60	2.74
Spain	29,317	28,498	1.25	2.15
France	15,400	16,052	0.71	1.21
Australia	13,382	13,847	0.61	1.04
Germany	6,350	6,128	0.27	0.46
Taiwan	3,008	3,133	0.14	0.24
United Arab Emirates	2,941	2,942	0.13	0.22
Total	$2,248,112	$2,271,008	100.00%	171.29%

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,823,283	$1,840,885	84.53%	147.51%
United Kingdom	158,499	172,951	7.94	13.86
Austria	36,449	40,212	1.85	3.22
Australia	32,938	33,807	1.55	2.71
Spain	29,256	29,655	1.36	2.38
Canada	24,771	25,108	1.15	2.01
France	21,312	23,217	1.07	1.86
Germany	8,714	8,830	0.41	0.71
Taiwan	2,982	3,156	0.14	0.25
Total	$2,138,204	$2,177,821	100.00%	174.51%

As of June 30, 2026 and December 31, 2025, there was one and one portfolio company on non-accrual status, respectively, which represented 0.27% and 0.29% of total debt and income producing investments at fair value, respectively.

As of June 30, 2026 and December 31, 2025, on a fair value basis, 92.5% and 94.3% of performing debt and income producing investments bore interest at a floating rate, respectively, and 7.5% and 5.7% of performing debt and income producing investments bore interest at a fixed rate, respectively.

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

The following tables present the fair value hierarchy of investments and cash equivalents:

	June 30, 2026
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$255,044	$1,517,444	$1,772,488
Second lien debt	—	—	10,045	10,045
Other secured debt	—	—	79,396	79,396
Unsecured debt	—	28,606	27,552	56,158
Structured finance investments	—	—	39,466	39,466
Preferred equity	—	—	262,887	262,887
Other equity investments	—	24	50,544	50,568
Total Investments	$—	$283,674	$1,987,334	$2,271,008
Cash equivalents	$28,812	$—	$—	$28,812

	December 31, 2025
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$313,595	$1,481,458	$1,795,053
Second lien debt	—	—	7,906	7,906
Other secured debt	—	—	64,380	64,380
Unsecured debt	—	—	48,111	48,111
Structured finance investments	—	—	17,206	17,206
Preferred equity	—	—	196,010	196,010
Other equity investments	—	21	49,134	49,155
Total Investments	$—	$313,616	$1,864,205	$2,177,821
Cash equivalents	$9,700	$—	$—	$9,700

HPS Corporate Capital Solutions Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
The following tables present the change in the fair value of investments for which Level 3 inputs were used to determine fair value:

	Three Months Ended June 30, 2026
	First Lien Debt	Second Lien Debt	Other Secured Debt	Unsecured Debt	Structured Finance Investments	Preferred Equity	Other Equity Investments	Total Investments
Fair value, beginning of period	$1,492,185	$7,982	$74,116	$48,633	$18,944	$246,909	$49,636	$1,938,405
Purchases of investments(1)	63,777	2,092	7,312	6,949	19,140	4,490	412	104,172
Principal repayments and sales of investments	(23,348)	—	(1,997)	—	—	(161)	(177)	(25,683)
Accretion of discount/amortization of premium	2,097	6	131	13	—	—	—	2,247
Net realized gain (loss)	449	—	—	—	—	—	64	513
Net change in unrealized appreciation (depreciation)	(12,312)	(35)	(166)	(48)	1,382	9,427	609	(1,143)
Transfers in(2)	—	—	—	—	—	2,222	—	2,222
Transfers out(2)	(5,404)	—	—	(27,995)	—	—	—	(33,399)
Fair value, end of period	$1,517,444	$10,045	$79,396	$27,552	$39,466	$262,887	$50,544	$1,987,334
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of June 30, 2026	$(11,800)	$(35)	$(166)	$(48)	$1,382	$9,426	$609	$(632)

(1)Purchases include PIK interest and PIK dividends, if applicable.
(2)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended June 30, 2026, transfers out of level 3 of $(31.2) million were due to an increase in the number of market quotations and/or an increase in the reliability of market quotations obtained by the Adviser. For the three months ended June 30, 2026, transfers between investment types were $2.2 million.

	Six Months Ended June 30, 2026
	First Lien Debt	Second Lien Debt	Other Secured Debt	Unsecured Debt	Structured Finance Investments	Preferred Equity	Other Equity Investments	Total Investments
Fair value, beginning of period	$1,481,458	$7,906	$64,380	$48,111	$17,206	$196,010	$49,134	$1,864,205
Purchases of investments(1)	172,725	2,188	33,655	7,618	20,949	51,352	679	289,166
Principal repayments and sales of investments	(112,687)	—	(19,802)	—	—	(2,063)	(177)	(134,729)
Accretion of discount/amortization of premium	5,029	11	340	25	—	—	—	5,405
Net realized gain (loss)	1,510	—	824	—	—	210	64	2,608
Net change in unrealized appreciation (depreciation)	(25,780)	(60)	(908)	(40)	1,311	15,156	844	(9,477)
Transfers in(2)	891	—	907	—	—	2,222	—	4,020
Transfers out(2)	(5,702)	—	—	(28,162)	—	—	—	(33,864)
Fair value, end of period	$1,517,444	$10,045	$79,396	$27,552	$39,466	$262,887	$50,544	$1,987,334
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of June 30, 2026	$(23,886)	$(60)	$(542)	$(40)	$1,311	$15,165	$844	$(7,208)

(1)Purchases include PIK interest and PIK dividends, if applicable.
(2)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the six months ended June 30, 2026, transfers out of level 3 of $(30.7) million, were due to an increase in the number of market quotations and/or an increase in the reliability of market quotations obtained by the Adviser. For the six months ended June 30, 2026, transfers into level 3 of $0.9 million were due to a decrease in the number of market quotations and/or a decrease in the reliability of market quotations obtained by the Adviser. For the six months ended June 30, 2026, transfers between investment types were $3.1 million.

HPS Corporate Capital Solutions Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)

	Three Months Ended June 30, 2025
	First Lien Debt	Second Lien Debt	Other Secured Debt	Unsecured Debt	Structured Finance Investments	Preferred Equity	Other Equity Investments	Total Investments
Fair value, beginning of period	$1,004,807	$4,314	$18,307	$17,971	$—	$31,187	$47,153	$1,123,739
Purchases of investments(1)	168,535	59	307	609	83	89,630	287	259,510
Principal repayments and sales of investments	(55,426)	—	(1,667)	—	—	—	(4,994)	(62,087)
Accretion of discount/amortization of premium	1,575	3	48	13	—	2	—	1,641
Net realized gain (loss)	(228)	—	—	—	—	—	—	(228)
Net change in unrealized appreciation (depreciation)	3,785	(3)	(45)	(322)	—	3,207	550	7,172
Transfers in(2)	1,554	—	—	—	—	—	—	1,554
Transfers out(2)	(613)	—	—	—	—	—	(36)	(649)
Fair value, end of period	$1,123,989	$4,373	$16,950	$18,271	$83	$124,026	$42,960	$1,330,652
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of June 30, 2025	$4,443	$(3)	$(45)	$(322)	$—	$3,207	$550	$7,830

(1)Purchases include PIK interest, if applicable.
(2)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended June 30, 2025, transfers into or out of Level 3 were primarily due to decreased or increased price transparency, respectively.

	Six Months Ended June 30, 2025
	First Lien Debt	Second Lien Debt	Other Secured Debt	Unsecured Debt	Structured Finance Investments	Preferred Equity	Other Equity Investments	Total Investments
Fair value, beginning of period	$701,826	$5,329	$17,960	$17,385	$—	$28,588	$45,225	$816,313
Purchases of investments(1)	475,625	115	2,253	1,192	83	90,375	299	569,942
Principal repayments and sales of investments	(61,665)	—	(3,333)	—	—	—	(4,994)	(69,992)
Accretion of discount/amortization of premium	2,689	6	99	25	—	4	—	2,823
Net realized gain (loss)	(227)	—	—	—	—	—	—	(227)
Net change in unrealized appreciation (depreciation)	4,666	(2)	(29)	(331)	—	5,059	2,465	11,828
Transfers in(2)	1,075	—	—	—	—	—	—	1,075
Transfers out(2)	—	(1,075)	—	—	—	—	(35)	(1,110)
Fair value, end of period	$1,123,989	$4,373	$16,950	$18,271	$83	$124,026	$42,960	$1,330,652
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of June 30, 2025	$5,001	$(2)	$(29)	$(331)	$—	$5,059	$2,465	$12,163

(1)Purchases include PIK interest, if applicable.
(2)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the six months ended June 30, 2025, transfers into or out of Level 3 were primarily due to decreased or increased price transparency, respectively.

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

	June 30, 2026
	Fair Value(1)	Valuation Technique	Unobservable Input	Range		Weighted Average(2)	Impact to Valuation from an Increase in Input
				Low	High
Investments in first lien debt	$1,332,471	Yield analysis	Discount rate	6.09%	25.82%	11.26%	Decrease
	11,738	Discounted cash flow	Discount rate	5.39%	20.00%	12.01%	Decrease
			Exit multiple	6.45x	8.75x	7.40x	Increase
	11,857	Recovery analysis	Recovery rate	86.82%	99.23%	89.30%	Increase
Investments in second lien debt	10,046	Yield analysis	Discount rate	13.66%	16.48%	14.69%	Decrease
Investments in other secured debt	66,698	Yield analysis	Discount rate	10.36%	14.85%	10.87%	Decrease
Investments in unsecured debt	21,302	Yield analysis	Discount rate	13.04%	13.04%	13.04%	Decrease
Investments in structured finance investments	12,631	Yield analysis	Discount rate	6.35%	12.42%	10.74%	Decrease
	5,528	Estimated Net Asset Value	Net Asset Value	138.19%	138.19%	138.19%	Increase
Investments in preferred equity	258,169	Yield analysis	Discount rate	6.57%	20.43%	13.03%	Decrease
	187	Discounted cash flow	Discount rate	20.00%	20.00%	20.00%	Decrease
			Exit multiple	8.75x	8.75x	8.75x	Increase
Investments in other equity	34,055	Yield analysis	Discount rate	8.00%	10.00%	9.34%	Decrease
	15,226	Discounted cash flow	Discount rate	7.33%	10.50%	7.33%	Decrease
			Exit multiple	5.82x	6.62x	5.82x	Increase

	December 31, 2025
	Fair Value(1)	Valuation Technique	Unobservable Input	Range		Weighted Average(2)	Impact to Valuation from an Increase in Input
				Low	High
Investments in first lien debt	$1,183,807	Yield analysis	Discount rate	6.06%	26.10%	10.89%	Decrease
	11,819	Discounted cash flow	Discount rate	5.66%	20.00%	11.82%	Decrease
			Exit multiple	6.43x	8.75x	7.34x	Increase
Investments in second lien debt	4,961	Yield analysis	Discount rate	15.25%	16.24%	15.58%	Decrease
Investments in other secured debt	31,310	Yield analysis	Discount rate	10.63%	15.91%	11.71%	Decrease
Investments in unsecured debt	48,111	Yield analysis	Discount rate	12.78%	13.04%	12.89%	Decrease
Investments in structured finance investments	8,626	Yield analysis	Discount rate	6.23%	12.24%	10.35%	Decrease
Investments in preferred equity	164,724	Yield analysis	Discount rate	6.80%	24.23%	11.07%	Decrease
	1,980	Discounted cash flow	Discount rate	20.00%	20.00%	20.00%	Decrease
			Exit multiple	8.75x	8.75x	8.75x	Increase
Investments in other equity	32,580	Yield analysis	Discount rate	8.00%	10.00%	9.33%	Decrease
	15,634	Discounted cash flow	Discount rate	7.31%	7.31%	7.31%	Decrease
			Exit multiple	5.55x	5.55x	5.55x	Increase

(1)As of June 30, 2026, included within the fair value of Level 3 assets of $1,987,334 is an amount of $207,426 for which the Adviser did not develop the unobservable inputs (examples include third-party pricing and transaction prices). As of December 31, 2025, included within the fair value of Level 3 assets of $1,864,205 is an amount of $360,653 for which the Adviser did not develop the unobservable inputs (examples include third-party pricing and transaction prices).
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

Financial Instruments Not Carried at Fair Value

The following table presents fair value measurements of the Company’s debt obligations as of June 30, 2026 and December 31, 2025, had they been accounted for at fair value:

Debt

	June 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving Credit Facility	$575,292	$575,292	$578,709	$578,709
August 2028 Notes(1)	147,909	148,969	149,589	151,264
August 2030 Notes(1)	196,258	198,025	199,366	202,099
Total	$919,459	$922,286	$927,664	$932,072

(1)As of June 30, 2026 and December 31, 2025, the carrying value of the Company’s Unsecured Notes (as defined below), are presented net of unamortized debt issuance costs. Additionally, the carrying value of the Company’s Unsecured Notes includes the increase (decrease) in the notes carrying value as a result of the qualifying fair value hedge relationship as further described in Note 6. See “Note 7. Borrowings” to the consolidated financial statements for additional disclosure regarding the carrying value of our debt.

The following table presents the fair value hierarchy of the Company’s debt obligations as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Level 1	$—	$—
Level 2	—	—
Level 3	922,286	932,072
Total	$922,286	$932,072

As of June 30, 2026 and December 31, 2025, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, if applicable, or market quotes, if available.

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

During the three and six months ended June 30, 2026, the average notional exposure for foreign currency forward contracts was $245.8 million and $252.2 million, respectively, and the average notional exposure for interest rate swaps were $350.0 million and $350.0 million, respectively. During the three and six months ended June 30, 2025, the average notional exposure for foreign currency forward contracts were $148.1 million and $118.5 million, respectively.

HPS Corporate Capital Solutions Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
The following tables summarize the aggregate notional amount and fair value of the Company’s derivative financial instruments as of June 30, 2026 and December 31, 2025.

	June 30, 2026
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contracts	$—	$2,808	$—	$2,808	$200,800
Total derivative assets, at fair value	$—	$2,808	$—	$2,808	$200,800

Derivative Liabilities
Foreign currency forward contracts	$—	$(1,823)	$—	$(1,823)	$36,302
Interest rates swaps	—	(4,306)	—	(4,306)	350,000
Total derivative liabilities, at fair value	$—	$(6,129)	$—	$(6,129)	$386,302

	December 31, 2025
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contracts	$—	$129	$—	$129	$96,001
Interest rates swaps	—	733	—	733	350,000
Total derivative assets, at fair value	$—	$862	$—	$862	$446,001

Derivative Liabilities
Foreign currency forward contracts	$—	$(3,223)	$—	$(3,223)	$155,844
Total derivative liabilities, at fair value	$—	$(3,223)	$—	$(3,223)	$155,844

The effect of transactions in derivative instruments that are not designated in a qualifying hedge accounting relationship on the Consolidated Statements of Operations during the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net change in unrealized gain (loss) on foreign currency forward contracts	$913	$(7,743)	$4,079	$(9,880)
Realized gain (loss) on foreign currency forward contracts	$(701)	$(3,078)	$(114)	$(4,009)

The following tables present both gross and net information about derivative instruments eligible for offset in the Consolidated Statements of Assets and Liabilities as of June 30, 2026 and December 31, 2025:

			June 30, 2026
Counterparty	Instrument	Account in the Consolidated Statements of Assets and Liabilities	Gross Amount of Assets	Gross Amount of (Liabilities)	Net Amounts Presented in the Consolidated Statements of Assets and Liabilities	Collateral (Received)/Pledged(1)	Net Amounts(2)
SMBC Capital Markets, Inc.	Foreign currency forward contracts	Derivative liabilities, at fair value	$1,761	$(1,823)	$(62)	$—	$(62)
Morgan Stanley	Foreign currency forward contracts	Derivative assets, at fair value	$1,047	$—	$1,047	$—	$1,047
Morgan Stanley	Interest rate swaps	Derivative liabilities, at fair value	$—	$(4,306)	$(4,306)	$3,730	$(576)

HPS Corporate Capital Solutions Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)

			December 31, 2025
Counterparty	Instrument	Account in the Consolidated Statements of Assets and Liabilities	Gross Amount of Assets	Gross Amount of (Liabilities)	Net Amounts Presented in the Consolidated Statements of Assets and Liabilities	Collateral (Received)/Pledged(1)	Net Amounts(2)
SMBC Capital Markets, Inc.	Foreign currency forward contracts	Derivative liabilities, at fair value	$103	$(2,620)	$(2,517)	$—	$(2,517)
Morgan Stanley	Foreign currency forward contracts	Derivative liabilities, at fair value	$26	$(603)	$(577)	$—	$(577)
Morgan Stanley	Interest rate swaps	Derivative assets, at fair value	$733	$—	$733	$(733)	$—

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

The table below presents the carrying value of unsecured borrowings as of June 30, 2026 and December 31, 2025, that are designated in a qualifying hedging relationship and the related cumulative hedging adjustment increase (decrease) from current and prior hedging relationships included in such carrying values:

	June 30, 2026		December 31, 2025
Description	Carrying Value	Cumulative Hedging Adjustments	Carrying Value	Cumulative Hedging Adjustments
Unsecured Notes	$344,167	$(4,306)	$348,955	$733

Note 7. Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2026 and December 31, 2025, the Company’s asset coverage was 243.3% and 234.4%, respectively.

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

As of June 30, 2026 and December 31, 2025, the Company was in compliance with all covenants and other requirements of the Revolving Credit Facility and the Unsecured Notes, as applicable.

The Company’s outstanding debt obligations were as follows:

	June 30, 2026
	Maximum Principal	Outstanding Principal	Carrying Value	Unused Portion(1)	Amount Available(2)
Revolving Credit Facility(3)	$1,125,000	$575,292	$575,292	$549,708	$549,708
August 2028 Notes(4)	150,000	150,000	147,909	—	—
August 2030 Notes(4)	200,000	200,000	196,258	—	—
Total	$1,475,000	$925,292	$919,459	$549,708	$549,708

	December 31, 2025
	Maximum Principal	Outstanding Principal	Carrying Value	Unused Portion(1)	Amount Available(2)
Revolving Credit Facility(3)	$1,125,000	$578,709	$578,709	$546,291	$546,291
August 2028 Notes(4)	150,000	150,000	149,589	—	—
August 2030 Notes(4)	200,000	200,000	199,366	—	—
Total	$1,475,000	$928,709	$927,664	$546,291	$546,291

(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to the Revolving Credit Facility’s borrowing base.
(3)The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of June 30, 2026 and December 31, 2025, the Company had outstanding borrowings denominated in the following non-USD currencies:

	June 30, 2026
	Australian Dollars (AUD)		Euros (EUR)	British Pounds (GBP)
Revolving Credit Facility	A$	10,203	€39,421	£9,299

	December 31, 2025
	Australian Dollars (AUD)		Euros (EUR)	British Pounds (GBP)
Revolving Credit Facility	A$	10,203	€39,421	£9,299

(4)As of June 30, 2026 and December 31, 2025, the carrying value of the Company's Unsecured Notes are presented net of unamortized debt issuance costs, in the below table. Additionally, the carrying value of the Company's Unsecured Notes includes the increase (decrease) in the notes carrying value as a result of the qualifying fair value hedge relationship as disclosed in the below table, and as further described above.

	June 30, 2026		December 31, 2025
	Unamortized Debt Issuance Costs	Cumulative Change in the Notes Carrying Value as a Result of the Qualifying Fair Value Hedge Relationship	Unamortized Debt Issuance Costs	Cumulative Change in the Notes Carrying Value as a Result of the Qualifying Fair Value Hedge Relationship
August 2028 Notes	$(598)	$(1,493)	$(737)	$326
August 2030 Notes	(929)	(2,813)	(1,041)	407
Total	$(1,527)	$(4,306)	$(1,778)	$733

HPS Corporate Capital Solutions Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
As of June 30, 2026 and December 31, 2025, $8.5 million and $9.7 million, respectively, of interest expense and $0.5 million and $0.5 million, respectively, of unused commitment fees were included in interest payable.

The following table summarizes the average principal debt outstanding and the weighted average interest rate on all borrowings outstanding for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Average principal debt outstanding	$884,128	$521,624	$920,339	$451,086
Weighted average interest rate(1)	6.2%	6.8%	6.2%	6.9%

(1)The weighted average interest rate includes unused fees, amortization of deferred financing costs and debt issuance costs, and the net interest on interest rate swaps accounted for as hedges.

The components of interest expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Borrowing interest expense	$12,582	$8,299	$26,140	$14,334
Facility unused fees	474	284	896	577
Amortization of financing costs	341	281	679	501
Amortization of debt issuance costs	126	—	251	—
Net (gain) loss from interest rate swaps accounted for as hedges and the related hedged items	89	—	265	—
Total interest expense	$13,612	$8,864	$28,231	$15,412
Cash paid for interest expense	$8,210	$8,944	$28,466	$15,229

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

The Company’s investment portfolio may contain investments, such as revolving loans or delayed draw loans, which require the Company to provide funding when requested by portfolio companies in accordance with underlying agreements. As of June 30, 2026 and December 31, 2025, the Company had unfunded investment commitments in the aggregate principal amount of $166.5 million and $247.4 million, respectively.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2026, management is not aware of any material pending or threatened litigation.

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

The following table summarizes transactions in Common Shares during the three and six months ended June 30, 2026:

	Three Months Ended June 30, 2026		Six Months Ended June 30, 2026
	Shares	Amount	Shares	Amount
CLASS I
Subscriptions	380,483	$10,237	906,601	$24,477
Share transfers between classes	—	—	—	—
Distributions reinvested	114,686	3,085	250,943	6,773
Share repurchases	(628,891)	(16,923)	(874,866)	(23,535)
Early repurchase deduction	—	11	—	19
Net increase (decrease)	(133,722)	$(3,590)	282,678	$7,734
CLASS D
Subscriptions	1,580,541	$42,543	4,048,283	$109,251
Share transfers between classes	—	—	—	—
Distributions reinvested	582,084	15,661	1,324,205	35,746
Share repurchases	(1,652,091)	(44,458)	(2,484,680)	(66,838)
Early repurchase deduction	—	34	—	60
Net increase (decrease)	510,534	$13,780	2,887,808	$78,219
CLASS S
Subscriptions	—	$—	—	$—
Share transfers between classes	—	—	—	—
Distributions reinvested	—	—	—	—
Share repurchases	—	—	—	—
Early repurchase deduction	—	0	—	0
Net increase (decrease)	—	$—	—	$—
Total net increase (decrease)	376,812	$10,190	3,170,486	$85,953

HPS Corporate Capital Solutions Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
The following table summarizes transactions in Common Shares during the three and six months ended June 30, 2025:

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Shares	Amount	Shares	Amount
CLASS D
Subscriptions	5,927,739	$155,683	11,101,163	$290,831
Distributions reinvested	351,310	9,211	1,004,789	26,195
Share repurchases	(405,989)	(10,734)	(405,989)	(10,734)
Early repurchase deduction	—	—	—	—
Net increase (decrease)	5,873,060	$154,160	11,699,963	$306,292

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

Distributions

The Company declares monthly distribution amounts per share of Class I Common Shares, Class D Common Shares and Class S Common Shares payable monthly in arrears. The record date for each distribution was the last calendar date of the month in which such distribution was declared. The following tables present distributions that were declared during the six months ended June 30, 2026:

		Class I
Declaration Date	Payment Date	Base Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 27, 2026	February 27, 2026	$0.1390	$—	$0.1390	$1,624
February 27, 2026	March 31, 2026	0.1390	—	0.1390	1,654
March 26, 2026	April 29, 2026	0.1390	—	0.1390	1,675
March 26, 2026	April 30, 2026	—	0.1600	0.1600	1,929
April 24, 2026	May 29, 2026	0.1390	—	0.1390	1,676
May 27, 2026	June 30, 2026	0.1390	—	0.1390	1,702
June 23, 2026	July 30, 2026	0.1390	—	0.1390	1,710
June 23, 2026	July 31, 2026	—	0.1100	0.1100	1,353
Total		$0.8340	$0.2700	$1.1040	$13,323

		Class D
Declaration Date	Payment Date	Base Distribution Per Share(1)	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 27, 2026	February 27, 2026	$0.1333	$—	$0.1333	$4,760
February 27, 2026	March 31, 2026	0.1338	—	0.1338	4,847
March 26, 2026	April 29, 2026	0.1333	—	0.1333	5,054
March 26, 2026	April 30, 2026	—	0.1600	0.1600	6,066
April 24, 2026	May 29, 2026	0.1335	—	0.1335	5,047
May 27, 2026	June 30, 2026	0.1333	—	0.1333	5,134
June 23, 2026	July 30, 2026	0.1335	—	0.1335	5,239
June 23, 2026	July 31, 2026	—	0.1100	0.1100	4,317
Total		$0.8007	$0.2700	$1.0707	$40,464

HPS Corporate Capital Solutions Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)

		Class S
Declaration Date	Payment Date	Base Distribution Per Share(1)	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 27, 2026	February 27, 2026	$0.1195	$—	$0.1195	$0
February 27, 2026	March 31, 2026	0.1213	—	0.1213	0
March 26, 2026	April 29, 2026	0.1195	—	0.1195	0
March 26, 2026	April 30, 2026	—	0.1600	0.1600	0
April 24, 2026	May 29, 2026	0.1202	—	0.1202	0
May 27, 2026	June 30, 2026	0.1196	—	0.1196	0
June 23, 2026	July 30, 2026	0.1202	—	0.1202	0
June 23, 2026	July 31, 2026	—	0.1100	0.1100	0
Total		$0.7203	$0.2700	$0.9903	$0

(1)Base distributions per share are net of shareholder servicing and/or distribution fees.

The following table presents distributions that were declared during the six months ended June 30, 2025:

		Class D
Declaration Date	Payment Date	Base Distribution Per Share(1)	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 29, 2025	April 30, 2025	$0.1340	$—	$0.1340	$3,620
February 26, 2025	April 30, 2025	0.1340	—	0.1340	3,777
March 27, 2025	April 28, 2025	0.1340	—	0.1340	4,142
March 27, 2025	April 30, 2025	—	0.1000	0.1000	3,091
April 25, 2025	July 31, 2025	0.1326	—	0.1326	4,562
May 28, 2025	July 31, 2025	0.1324	—	0.1324	4,814
June 24, 2025	July 29, 2025	0.1326	—	0.1326	4,931
June 24, 2025	July 31, 2025	—	0.1500	0.1500	5,579
Total		$0.7996	$0.2500	$1.0496	$34,516

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

Historically, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement avoids distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide

HPS Corporate Capital Solutions Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its Common Shares during the six months ended June 30, 2026:

	Class I		Class D		Class S
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.1040	$13,323	$1.0707	$40,464	$0.9903	$0
Net realized gains	—	—	—	—	—	—
Total	$1.1040	$13,323	$1.0707	$40,464	$0.9903	$0

The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its Common Shares during the six months ended June 30, 2025:

	Class D
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

The following tables summarize the share repurchases completed during the six months ended June 30, 2026 and 2025:

Repurchase Request Deadline	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased(2)	Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased(1)
March 3, 2026	5.00%	March 31, 2026	$28,992	1,078,563	2.34%
June 8, 2026	5.00%	June 30, 2026	$61,381	2,280,983	4.67%

HPS Corporate Capital Solutions Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)

Repurchase Request Deadline	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased(2)	Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased(1)
March 4, 2025	5.00%	March 31, 2025	$—	—	—%
May 30, 2025	5.00%	June 30, 2025	$10,734	405,989	1.31%

(1)Percentage is based on total outstanding shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.
(2)Amounts not inclusive of Early Repurchase Deduction, if applicable.

Note 10. Financial Highlights and Senior Securities

The following are the financial highlights for the six months ended June 30, 2026:

	Six Months Ended June 30, 2026
	Class I	Class D	Class S
Per Share Data:
Net asset value, beginning of period	$27.07	$27.07	$27.07
Net investment income (1)	1.14	1.10	1.03
Net unrealized and realized gain (loss) (2)	(0.20)	(0.19)	(0.20)
Net increase (decrease) in net assets resulting from operations	0.94	0.91	0.83
Distributions from net investment income (3)	(1.10)	(1.07)	(0.99)
Distributions from net realized gains (3)	—	—	—
Net increase (decrease) in net assets from shareholders' distributions	(1.10)	(1.07)	(0.99)
Early repurchase deduction fees (6)	—	—	—
Total increase (decrease) in net assets	(0.16)	(0.16)	(0.16)
Net asset value, end of period	$26.91	$26.91	$26.91
Shares outstanding, end of period	11,673,712	37,592,394	515
Total return based on NAV (4)	3.55%	3.42%	3.12%
Ratios:
Ratio of net expenses to average net assets (5)	7.71%	7.95%	8.56%
Ratio of net investment income to average net assets (5)	8.38%	8.12%	7.54%
Portfolio turnover rate	9.41%	9.41%	9.41%
Supplemental Data:
Net assets, end of period	$314,157	$1,011,656	$14
Asset coverage ratio	243.3%	243.3%	243.3%

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
(5)For the six months ended June 30, 2026, amounts are annualized except for the capital gains incentive fee. For the six months ended June 30, 2026, the ratio of total expenses to average net assets was 7.55%, 7.80% and 8.41% on an annualized basis for Class I Common Shares, Class D Common Shares and Class S Common Shares, respectively, excluding the effect of expense recoupment which represented 0.16%, 0.15% and 0.15% of average net assets for Class I Common Shares, Class D Common Shares and Class S Common Shares, respectively.
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
(5)For the six months ended June 30, 2025, amounts are annualized except for the capital gains incentive fee and excise tax expense. For the six months ended June 30, 2025, the ratio of total expenses to average net assets was 7.68% on an annualized basis, excluding the effect of expense support, shareholder servicing and/or distribution fees waiver, and management fee and income based incentive fee waivers by the Adviser which represented 3.67% of average net assets.

The following is information about the Company’s senior securities as of the dates indicated in the table below (dollar amounts in thousands):

	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
June 30, 2026	$575,292	2,432.9	—	N/A
December 31, 2025	$578,709	2,343.8	—	N/A
December 31, 2024	$289,761	3,249.7	—	N/A
August 2028 Notes
June 30, 2026	$150,000	2,432.9	—	N/A
December 31, 2025	$150,000	2,343.8	—	N/A
August 2030 Notes
June 30, 2026	$200,000	2,432.9	—	N/A
December 31, 2025	$200,000	2,343.8	—	N/A

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

Note 11. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no additional subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the consolidated financial statements as of June 30, 2026, except as discussed below.

Subscriptions

The Company received $9.8 million of net proceeds relating to the issuance of Class I Common Shares, Class D Common Shares, and Class S Common Shares for subscriptions effective July 1, 2026.

The Company received $23.7 million of net proceeds relating to the issuance of Class I Common Shares, Class D Common Shares, and Class S Common Shares for subscriptions effective August 1, 2026.

Distributions Declarations

On July 27, 2026, the Company declared net distributions of $0.1390 per Class I Common Share, $0.1333 per Class D Common Share, and $0.1196 per Class S Common Share, all of which are payable on or about August 31, 2026 to shareholders of record as of July 31, 2026.

Financing Transactions

On August 4, 2026, the Company amended the Revolving Credit Facility. The amendment provides for, among other things, (i) an increase in the aggregate commitments of the lenders from $1,125 million to $1,150 million, (ii) an extension of the Commitment Termination Date from April 23, 2029 to August 4, 2030, (iii) an extension of the Maturity Date from April 23, 2030 to August 4, 2031, (iv) an amendment to the accordion provision to permit increases up to a total facility amount of $1,725 million, and (v) removal of the credit spread adjustment of 0.10% that was previously added to the Term SOFR Rate applicable to U.S. dollar loans.

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

The capital appreciation portion of our portfolio focuses on investments in privately negotiated junior capital investments, including preferred equity, convertible preferred equity, and to a lesser extent, select common or other equity investments, or select junior debt or debt-like securities. In connection with this portion of the portfolio, we will seek to invest primarily in large scale companies (average EBITDA typically in excess of $400mm) in developed markets that operate in industries we believe are less cyclical and have relatively low capital intensity. Returns associated with this portion of the portfolio are also expected to be derived primarily from realized and unrealized gains and losses, including through preference accruals received at investment realization.

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

Portfolio and Investment Activity

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	Three Months Ended June 30,
	2026	2025
Total investments, beginning of period	$2,182,115	$1,313,791
New investments purchased, including net revolver activity	94,700	383,405
Payment-in-kind income capitalized	8,087	4,808
Net accretion of discount on investments	2,388	1,754
Net realized gain (loss) on investments	454	(216)
Investments sold or repaid	(39,632)	(71,391)
Total investments, end of period	$2,248,112	$1,632,151

The following table presents certain selected information regarding our investment portfolio:

	June 30, 2026	December 31, 2025
Weighted average yield on debt and income producing investments, at amortized cost(1)	10.5%	10.4%
Weighted average yield on debt and income producing investments, at fair value(1)	10.6%	10.3%
Weighted average yield on total portfolio, at amortized cost(2)	9.2%	9.3%
Weighted average yield on total portfolio, at fair value(2)	9.2%	9.1%
Number of portfolio companies	179	188
Weighted average EBITDA (in millions)(3)	$247	$229
Weighted average loan-to-value (“LTV”)(4)	46%	46%
Percentage of performing debt and income producing investments bearing a floating rate, at fair value	92.5%	94.3%
Percentage of performing debt and income producing investments bearing a fixed rate, at fair value	7.5%	5.7%

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
(3)Calculated with respect to all level 3 investments in our investment portfolio for which fair value is determined by the Adviser (in its capacity as our investment adviser, with assistance, at least quarterly, from a third-party valuation firm, and overseen by our Board), and excludes quoted assets, investments on non-accrual status (and investments in the same or a related legal entity), and investments with no reported EBITDA or where EBITDA, in the Adviser’s judgment made in its discretion, was not a material component of the original investment thesis, such as LTV-based loans and NAV-based loans. Weighted average EBITDA is weighted based on the fair value of the total applicable level 3 investments. Figures are derived from the most recent financial statements from portfolio companies.
(4)Calculated with respect to all level 3 debt investments in our investment portfolio for which fair value is determined by the Adviser (in its capacity as our investment adviser, with assistance, at least quarterly, from a third-party valuation firm, and overseen by our Board), and excludes quoted assets and investments on non-accrual status (and investments in the same or a related legal entity). LTV is calculated as net debt through each respective investment tranche in which we hold an investment divided by enterprise value or value of underlying collateral of the portfolio company. Weighted average LTV is weighted based on the fair value of the total applicable level 3 debt investments. Figures are derived from the most recent financial statements from portfolio companies.

Our investments consisted of the following:

	June 30, 2026			December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$1,792,129	$1,772,488	78.04%	$1,781,224	$1,795,053	82.42%
Second lien debt	10,093	10,045	0.44	7,894	7,906	0.36
Other secured debt	79,523	79,396	3.50	63,601	64,380	2.96
Unsecured debt	54,682	56,158	2.47	47,040	48,111	2.21
Structured finance investments	37,963	39,466	1.74	17,013	17,206	0.79
Preferred equity	231,568	262,887	11.58	179,845	196,010	9.00
Other equity investments	42,154	50,568	2.23	41,587	49,155	2.26
Total	$2,248,112	$2,271,008	100.00%	$2,138,204	$2,177,821	100.00%

As of June 30, 2026 and December 31, 2025, we had certain investments in one and one portfolio company on non-accrual status, respectively. The following table shows the fair value of our performing and non-accrual debt and other income producing investments as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
	Fair Value	Percentage	Fair Value	Percentage
Performing debt and income producing investments	$1,965,088	99.73%	$1,920,208	99.71%
Non-accrual(1)	5,274	0.27	5,570	0.29
Total	$1,970,362	100.00%	$1,925,778	100.00%

(1)Investments on non-accrual represented 0.35% and 0.35% of amortized cost of total debt and other income producing investments as of June 30, 2026 and December 31, 2025, respectively.

The table below describes investments by industry composition based on fair value as of June 30, 2026 as compared to December 31, 2025:

	June 30, 2026	December 31, 2025
Aerospace & Defense	6.61%	7.02%
Asset Based Lending and Fund Finance	0.88	1.01
Automobile Components	1.33	1.41
Beverages	3.28	3.40
Capital Markets	1.31	1.33
Chemicals	1.19	1.23
Commercial Services & Supplies	4.18	3.96
Communications Equipment	0.58	0.63
Construction & Engineering	0.11	0.12
Consumer Staples Distribution & Retail	1.88	1.93
Containers & Packaging	1.86	1.96
Distributors	—	0.62
Diversified Consumer Services	1.12	1.08
Diversified Telecommunication Services	0.20	0.14
Electric Utilities	0.42	0.47
Electrical Equipment	0.37	0.39
Electronic Equipment, Instruments & Components	0.29	0.26
Entertainment	2.18	2.29
Financial Services	5.24	3.85
Food Products	0.03	0.03
Health Care Equipment & Supplies	4.26	4.16
Health Care Providers & Services	10.72	10.17
Health Care Technology	0.74	0.85
Hotels, Restaurants & Leisure	9.31	6.06

	June 30, 2026	December 31, 2025
Household Durables	0.08	0.09
Independent Power and Renewable Electricity Producers	10.77	9.80
Insurance	2.71	2.97
IT Services	0.50	0.61
Leisure Products	0.51	0.54
Life Sciences Tools & Services	0.07	0.14
Machinery	0.49	0.41
Media	—	1.11
Metals & Mining	0.72	0.78
Mortgage Real Estate Investment Trusts (REITs)	0.54	—
Multi-Utilities	—	0.12
Pharmaceuticals	4.13	4.98
Professional Services	0.66	0.68
Real Estate Management & Development	0.14	0.12
Software	10.44	13.87
Specialty Retail	2.53	2.73
Structured Finance	1.74	0.79
Textiles, Apparel & Luxury Goods	1.61	1.52
Trading Companies & Distributors	0.92	0.98
Transportation Infrastructure	0.73	0.80
Wireless Telecommunication Services	2.62	2.59
Total	100.00%	100.00%

The table below describes investments by geographic composition based on fair value:

	June 30, 2026	December 31, 2025
United States	84.75%	84.53%
United Kingdom	8.78	7.94
Austria	1.76	1.85
Canada	1.60	1.15
Spain	1.25	1.36
France	0.71	1.07
Australia	0.61	1.55
Germany	0.27	0.41
Taiwan	0.14	0.14
United Arab Emirates	0.13	—
Total	100.00%	100.00%

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

Results of Operations

The following table represents our operating results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total investment income	$52,956	$40,457	$107,060	$70,135
Net expenses	26,187	9,891	51,149	16,034
Net investment income before excise tax	26,769	30,566	55,911	54,101
Excise tax expense	337	726	691	796
Net investment income after excise tax	26,432	29,840	55,220	53,305
Net realized gain (loss)	607	(3,030)	1,876	(4,592)
Net change in unrealized appreciation (depreciation)	816	879	(11,449)	206
Net increase (decrease) in net assets resulting from operations	$27,855	$27,689	$45,647	$48,919

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

Investment income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest income	$44,308	$34,407	$92,307	$59,915
Payment-in-kind interest income	7,600	4,676	12,906	8,838
Dividend income	716	1,195	1,126	1,195
Other income	332	179	721	187
Total investment income	$52,956	$40,457	$107,060	$70,135

Total investment income increased to $53.0 million and $107.1 million, respectively, for the three and six months ended June 30, 2026, from $40.5 million and $70.1 million, respectively, for the same periods in the prior year, primarily driven by an increased investment portfolio as we continued to deploy capital. This was partially offset by a decline in SOFR rates during the three and six months ended June 30, 2026, as compared to the same periods in the prior year. As of June 30, 2026, the fair value of our performing debt and income producing investments was $1,965.1 million, with a weighted average yield of 10.6%. As of June 30, 2025, the fair value of our performing debt and income producing investments was $1,471.9 million, with a weighted average yield of 10.8%.

PIK income represented 14.4% and 12.2%, respectively, of total investment income for the three and six months ended June 30, 2026, as compared to 11.6% and 12.6%, respectively, for the same periods in the prior year. We expect that PIK income will vary based on the elections of certain borrowers.

Expenses

Expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest expense	$13,612	$8,864	$28,231	$15,412
Management fees	4,248	2,942	8,296	5,243
Income based incentive fee	4,928	3,879	9,898	6,694
Capital gains incentive fee	213	(323)	(1,436)	(657)
Shareholder servicing and/or distribution fees
Class D	646	542	1,257	1,004
Class S	0	—	0	—
Professional fees	614	686	1,244	1,203
Board of Trustees’ fees	100	75	199	159
Administrative service expenses	465	552	983	991
Other general & administrative	646	660	1,257	1,165
Amortization of continuous offering costs	82	91	173	536
Excise tax expense	337	726	691	796
Total expenses (including excise tax expense)	25,891	18,694	50,793	32,546
Expense support	—	(1,256)	—	(3,317)
Recoupment of expense support	633	—	1,047	—
Shareholder servicing and/or distribution fees waived	—	—	—	(462)
Management fees waived	—	(2,942)	—	(5,243)
Income based incentive fees waived	—	(3,879)	—	(6,694)
Net expenses (including excise tax expense)	$26,524	$10,617	$51,840	$16,830

Interest Expense

Total interest expense increased to $13.6 million and $28.2 million, respectively, for the three and six months ended June 30, 2026, from $8.9 million and $15.4 million, respectively, for the same periods in the prior year, primarily driven by increased borrowings outstanding. The average principal debt outstanding increased to $884.1 million and $920.3 million, respectively, for the three and six months ended June 30, 2026, from $521.6 million and $451.1 million, respectively, for the same periods in the prior year.

This was partially offset by a decrease in our costs of debt. The weighted average interest rate (including unused fees, amortization of deferred financing costs and debt issuance costs, and the net interest on interest rate swaps accounted for as hedges) decreased to 6.2% and 6.2%, respectively, for the three and six months ended June 30, 2026, from 6.8% and 6.9%, respectively, for the same periods in the prior year.

Management Fees

Management fees increased to $4.2 million and $8.3 million, respectively, for the three and six months ended June 30, 2026, from $2.9 million and $5.2 million, respectively, for the same periods in the prior year, primarily due to an increase in net assets. Management fees are accrued monthly at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable quarter, as adjusted for any share issuances or repurchases during the quarter that do not occur on the first calendar day of the quarter. The Adviser agreed to waive its base management fee from the Initial Closing through June 30, 2025.

Income Based Incentive Fees

Income based incentive fees increased to $4.9 million and $9.9 million, respectively, for the three and six months ended June 30, 2026, from $3.9 million and $6.7 million, respectively, for the same periods in the prior year, primarily due to our deployment of capital. The Adviser agreed to waive its income based incentive fee from the Initial Closing through June 30, 2025.

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

Accrued capital gains incentive fees were $0.2 million and a reversal of previously accrued capital gains incentive fees was $(1.4) million, respectively, for the three and six months ended June 30, 2026, as compared to the reversal of previously accrued capital gains incentive fees of $(0.3) million and $(0.7) million, respectively, for the same periods in the prior year, as a result of net realized and unrealized gains (losses) incurred during the respective periods. See “Net Realized Gain (Loss)” and “Net Change in Unrealized Appreciation (Depreciation)” sections below for further details.

Shareholder Servicing and/or Distribution Fees

Shareholder servicing and/or distribution fees increased to $0.6 million and $1.3 million, respectively, for the three and six months ended June 30, 2026, from $0.5 million and $1.0 million, respectively, for the same periods in the prior year, primarily due to an increase in shares outstanding. The Managing Dealer has agreed to waive the shareholder servicing and/or distribution fees from the Initial Closing through March 31, 2025.

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

Total other expenses decreased to $1.9 million and $3.9 million, respectively, for the three and six months ended June 30, 2026, from $2.1 million and $4.1 million, respectively, for the same periods in the prior year primarily driven by a decrease of amortization of continuous offering costs, administrative service expenses and professional fees.

Under the terms of the Prior Administration Agreement, the Administration Agreement, the Prior Investment Advisory Agreement and the Investment Advisory Agreement, we reimburse the Administrator and Adviser, respectively, for services performed for us. In addition, pursuant to the terms of these agreements, the Administrator and Adviser may delegate their obligations under these agreements to an affiliate or to a third party and we reimburse the Administrator and Adviser for any services performed for us by such affiliate or third party. For the three and six months ended June 30, 2026, the Administrator charged $0.5 million and $1.0 million, respectively, for certain costs and expenses allocable to us under the terms of the Administration Agreement, as compared to $0.6 million and $1.0 million, respectively, for the same periods in the prior year.

We entered into an Expense Support Agreement with the Adviser. Certain other expenses were borne by the Adviser, subject to conditional reimbursement pursuant to terms of the Expense Support Agreement. For the three and six months ended June 30, 2026, $0.6 million and $1.0 million, respectively, of Adviser-advanced expenses met the conditions for expense recoupment. For additional information, see “Note 3. Fees, Expenses, Agreements and Related Party Transactions” to the consolidated financial statements.

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

For the three and six months ended June 30, 2026, we incurred $0.3 million and $0.7 million, respectively, of U.S. federal excise tax, as compared to $0.7 million and $0.8 million, respectively, for the same periods in the prior year.

Net Realized Gain (Loss)

Net realized gains and losses were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Non-controlled/non-affiliated investments	$454	$(216)	$1,185	$(580)
Foreign currency forward contracts	(701)	(3,078)	(114)	(4,009)
Foreign currency transactions	854	264	805	(3)
Net realized gain (loss)	$607	$(3,030)	$1,876	$(4,592)

For the three months ended June 30, 2026, we generated net realized gains (losses) on investments of $0.5 million, which consisted of (i) $0.6 million of realized foreign currency gains on the sale of private debt investments that was partially offset by (ii) $(0.1) million of net realized losses primarily from the sale of a private debt investment. We incurred $0.9 million of realized foreign currency transaction gains, partially offset by $(0.7) million of net realized losses on foreign currency forward contracts, primarily as a result of fluctuations in the EUR, GBP and AUD exchange rates.

For the six months ended June 30, 2026, we generated net realized gains (losses) on investments of $1.2 million, which consisted of (i) $2.0 million of realized foreign currency gains on the repayments of private debt investments (primarily from the full repayments from Shelley Bidco Pty Ltd and Shelley Midco 1 Pty Ltd, and the sale of Tango Bidco SAS) that was partially offset by (ii) $(0.8) million of net realized losses primarily from the sales of syndicated loans and private debt investments. We incurred $0.8 million of realized foreign currency transaction gains, partially offset by $(0.1) million of net realized losses on foreign currency forward contracts, primarily as a result of fluctuations in the EUR, GBP, CAD and AUD exchange rates.

For the three months ended June 30, 2025, we generated net realized gains (losses) on investments of $(0.2) million, primarily driven by realized losses of $(0.3) million on the restructuring of a private debt investment (Lasko Operating Holdings, LLC) offset by realized gains from the sale of syndicated loans. We generated realized losses of $(3.1) million on foreign currency forward contracts, primarily as a result of fluctuations in the EUR and GBP exchange rates, which was largely offset by unrealized gains on foreign currency.

For the six months ended June 30, 2025, we generated net realized gains (losses) on investments of $(0.6) million, primarily driven by realized losses of $(0.3) million on the restructuring of a private debt investment (Lasko Operating Holdings, LLC) and net realized losses of $(0.3) million from the sale of syndicated loans. We generated realized losses of $(4.0) million on foreign currency forward contracts, primarily as a result of fluctuations in the EUR and GBP exchange rates, which was largely offset by unrealized gains on foreign currency.

Net Change in Unrealized Appreciation (Depreciation)

Net change in unrealized appreciation (depreciation) was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Non-controlled/non-affiliated investments	$1,163	$10,229	$(14,649)	$12,419
Non-controlled/affiliated investments	(1,724)	—	(2,072)	—
Foreign currency forward contracts	913	(7,743)	4,079	(9,880)
Translation of assets and liabilities in foreign currencies	464	(1,607)	1,193	(2,333)
Net change in unrealized appreciation (depreciation)	$816	$879	$(11,449)	$206

For the three months ended June 30, 2026, the unrealized losses on the investment portfolio were $(0.6) million, which consisted of (i) $(1.8) million of unrealized losses on foreign currency primarily as a result of fluctuations in the EUR exchange rate and offset by (ii)

$1.2 million of unrealized gains due primarily to the unrealized appreciation on preferred equity positions within the portfolio. The remaining $1.4 million of net unrealized gains were a result of foreign currency fluctuations impacting the value of our foreign currency forward contracts, foreign debt and cash balances.

For the six months ended June 30, 2026, the unrealized losses on the investment portfolio were $(16.7) million, which consisted of (i) $(9.8) million of unrealized losses due to spread widening in both the public and private credit markets, and (ii) $(6.9) million of unrealized losses on foreign currency primarily as a result of fluctuations in the EUR, GBP, CAD and AUD exchange rates. The remaining $5.3 million of net unrealized gains were a result of foreign currency fluctuations impacting the value of our foreign currency forward contracts, foreign debt and cash balances.

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

Realized and Unrealized Gains (Losses) on Foreign Currency

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Realized gains (losses) on:
Investments	$600	$1	$2,017	$2
Foreign currency forward contracts	(701)	(3,078)	(114)	(4,009)
Translation of assets and liabilities in foreign currencies	854	264	805	(3)
Net realized gains (losses)	$753	$(2,813)	$2,708	$(4,010)

Unrealized gains (losses) on:
Investments	$(1,808)	$11,391	$(6,875)	$15,417
Foreign currency forward contracts	913	(7,743)	4,079	(9,880)
Translation of assets and liabilities in foreign currencies	464	(1,607)	1,193	(2,333)
Net unrealized gains (losses)	$(431)	$2,041	$(1,603)	$3,204
Net realized and unrealized gains (losses):	$322	$(772)	$1,105	$(806)

For the three and six months ended June 30, 2026, the net realized and unrealized gains/(losses) on foreign currency fluctuations impacting the value of the investment portfolio, foreign currency forward contracts, and foreign debt and cash balances were $0.3 million and $1.1 million, respectively. When we are hedging foreign currency exposure through forward contracts and the local currency base rate (i.e., funding cost) is lower or higher than our functional currency, there is positive or negative “carry” embedded in the forward contract. For the three and six months ended June 30, 2026, the net gains on foreign currency were driven primarily by the positive carry from base rate differentials on forward contracts for local currencies versus the U.S. Dollar.

For the three and six months ended June 30, 2025, the net realized and unrealized gains/(losses) on foreign currency fluctuations impacting the value of the investment portfolio, foreign currency forward contracts, and foreign debt and cash balances were $(0.8) million and $(0.8) million, respectively. The net losses on foreign currency were driven primarily by a net positive exposure to USD, which has weakened against other currencies during the period.

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

As of June 30, 2026, we had one corporate-level revolving credit facility and unsecured note issuances. From time to time, we may enter into additional credit facilities, increase the size of our existing credit facilities and/or issue debt securities, including unsecured notes. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of June 30, 2026, we had an aggregate amount of $925.3 million of debt outstanding and our asset coverage ratio was 243.3%. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage.

As of June 30, 2026, we had $49.6 million in cash and cash equivalents. Taken together with our $549.7 million of available capacity under our credit facility (subject to borrowing base availability) and the continuous offering of our Common Shares, our sources of liquidity are expected to be sufficient for our investing activities and to conduct our operations in the near term and for the foreseeable future. This determination is based in part on our expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of our Common Shares and the use of existing and future financing arrangements. As of June 30, 2026, we had significant amounts payable and commitments for existing and new investments, which we planned to fund using available borrowing capacity under our credit facility. Additionally, we held $283.7 million of Level 2 investments as of June 30, 2026, which could provide additional liquidity if necessary.

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

During the six months ended June 30, 2026, cash used in operating activities was $44.9 million, primarily as a result of funding portfolio investments of $299.5 million, partially offset by proceeds from sale of investments and principal repayments of $210.6 million and other operating proceeds of $44.0 million. Cash provided by financing activities was $70.5 million during the period, primarily as a result of new share issuances related to $133.7 million of subscriptions, partially offset by Common Shares repurchased, net of early repurchase deduction of $(39.7) million and distributions paid in cash of $(21.3) million.

Equity

The following table summarizes transactions in Common Shares during the three and six months ended June 30, 2026:

	Three Months Ended June 30, 2026		Six Months Ended June 30, 2026
	Shares	Amount	Shares	Amount
CLASS I
Subscriptions	380,483	$10,237	906,601	$24,477
Share transfers between classes	—	—	—	—
Distributions reinvested	114,686	3,085	250,943	6,773
Share repurchases	(628,891)	(16,923)	(874,866)	(23,535)
Early repurchase deduction	—	11	—	19
Net increase (decrease)	(133,722)	$(3,590)	282,678	$7,734
CLASS D
Subscriptions	1,580,541	$42,543	4,048,283	$109,251
Share transfers between classes	—	—	—	—
Distributions reinvested	582,084	15,661	1,324,205	35,746
Share repurchases	(1,652,091)	(44,458)	(2,484,680)	(66,838)
Early repurchase deduction	—	34	—	60
Net increase (decrease)	510,534	$13,780	2,887,808	$78,219
CLASS S
Subscriptions	—	$—	—	$—
Share transfers between classes	—	—	—	—
Distributions reinvested	—	—	—	—
Share repurchases	—	—	—	—
Early repurchase deduction	—	0	—	0
Net increase (decrease)	—	$—	—	$—
Total net increase (decrease)	376,812	$10,190	3,170,486	$85,953

The following table summarizes transactions in Common Shares during the three and six months ended June 30, 2025:

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Shares	Amount	Shares	Amount
CLASS D
Subscriptions	5,927,739	$155,683	11,101,163	$290,831
Distributions reinvested	351,310	9,211	1,004,789	26,195
Share repurchases	(405,989)	(10,734)	(405,989)	(10,734)
Early repurchase deduction	—	—	—	—
Net increase (decrease)	5,873,060	$154,160	11,699,963	$306,292

Distributions and Distribution Reinvestment

The following tables summarize our distributions declared and payable for the six months ended June 30, 2026 (dollar amounts in thousands, except per share amounts), and the record date for each distribution was the last calendar date of the month in which such distribution was declared:

		Class I
Declaration Date	Payment Date	Base Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 27, 2026	February 27, 2026	$0.1390	$—	$0.1390	$1,624
February 27, 2026	March 31, 2026	0.1390	—	0.1390	1,654
March 26, 2026	April 29, 2026	0.1390	—	0.1390	1,675
March 26, 2026	April 30, 2026	—	0.1600	0.1600	1,929
April 24, 2026	May 29, 2026	0.1390	—	0.1390	1,676
May 27, 2026	June 30, 2026	0.1390	—	0.1390	1,702
June 23, 2026	July 30, 2026	0.1390	—	0.1390	1,710
June 23, 2026	July 31, 2026	—	0.1100	0.1100	1,353
Total		$0.8340	$0.2700	$1.1040	$13,323

		Class D
Declaration Date	Payment Date	Base Distribution Per Share(1)	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 27, 2026	February 27, 2026	$0.1333	$—	$0.1333	$4,760
February 27, 2026	March 31, 2026	0.1338	—	0.1338	4,847
March 26, 2026	April 29, 2026	0.1333	—	0.1333	5,054
March 26, 2026	April 30, 2026	—	0.1600	0.1600	6,066
April 24, 2026	May 29, 2026	0.1335	—	0.1335	5,047
May 27, 2026	June 30, 2026	0.1333	—	0.1333	5,134
June 23, 2026	July 30, 2026	0.1335	—	0.1335	5,239
June 23, 2026	July 31, 2026	—	0.1100	0.1100	4,317
Total		$0.8007	$0.2700	$1.0707	$40,464

		Class S
Declaration Date	Payment Date	Base Distribution Per Share(1)	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 27, 2026	February 27, 2026	$0.1195	$—	$0.1195	$0
February 27, 2026	March 31, 2026	0.1213	—	0.1213	0
March 26, 2026	April 29, 2026	0.1195	—	0.1195	0
March 26, 2026	April 30, 2026	—	0.1600	0.1600	0
April 24, 2026	May 29, 2026	0.1202	—	0.1202	0
May 27, 2026	June 30, 2026	0.1196	—	0.1196	0
June 23, 2026	July 30, 2026	0.1202	—	0.1202	0
June 23, 2026	July 31, 2026	—	0.1100	0.1100	0
Total		$0.7203	$0.2700	$0.9903	$0

(1)Base distributions per share are net of shareholder servicing and/or distribution fees.

The following tables summarize our distributions declared and payable for the six months ended June 30, 2025 (dollar amounts in thousands, except per share amounts), and the record date for each distribution was the last calendar date of the month in which such distribution was declared:

		Class D
Declaration Date	Payment Date	Base Distribution Per Share(1)	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 29, 2025	April 30, 2025	$0.1340	$—	$0.1340	$3,620
February 26, 2025	April 30, 2025	0.1340	—	0.1340	3,777
March 27, 2025	April 28, 2025	0.1340	—	0.1340	4,142
March 27, 2025	April 30, 2025	—	0.1000	0.1000	3,091
April 25, 2025	July 31, 2025	0.1326	—	0.1326	4,562
May 28, 2025	July 31, 2025	0.1324	—	0.1324	4,814
June 24, 2025	July 29, 2025	0.1326	—	0.1326	4,931
June 24, 2025	July 31, 2025	—	0.1500	0.1500	5,579
Total		$0.7996	$0.2500	$1.0496	$34,516

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

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that we declared on our Common Shares during the six months ended June 30, 2026:

	Class I		Class D		Class S
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.1040	$13,323	$1.0707	$40,464	$0.9903	$0
Net realized gains	—	—	—	—	—	—
Total	$1.1040	$13,323	$1.0707	$40,464	$0.9903	$0

The following table reflects the sources of cash distributions on a U.S. GAAP basis that we declared on our Common Shares during the six months ended June 30, 2025:

	Class D
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

The following table summarizes the share repurchases completed during the six months ended June 30, 2026:

Repurchase Request Deadline	Percentage of Outstanding Shares We Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)
March 3, 2026	5.00%	March 31, 2026	$28,992	1,078,563	2.34%
June 8, 2026	5.00%	June 30, 2026	$61,381	2,280,983	4.67%

The following table summarizes the share repurchase completed during the six months ended June 30, 2025:

Repurchase Request Deadline	Percentage of Outstanding Shares We Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased(2)	Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased(1)
March 4, 2025	5.00%	March 31, 2025	$—	—	—%
May 30, 2025	5.00%	June 30, 2025	$10,734	405,989	1.31%

(1)Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.
(2)Amounts not inclusive of Early Repurchase Deduction, if applicable.

For additional information on our share repurchases see “Note 9. Net Assets” to the consolidated financial statements.

Borrowings

As of June 30, 2026 and December 31, 2025, we had an aggregate principal amount of $925.3 million and $928.7 million, respectively, of debt outstanding. Additionally, as of June 30, 2026 and December 31, 2025, the unused portion of the Revolving Credit Facility was $549.7 million and $546.3 million, respectively.

    A summary of our contractual payment obligations under our Revolving Credit Facility and Unsecured Notes as of June 30, 2026, is as follows:

	June 30, 2026
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$575,292	$—	$—	$575,292	$—
August 2028 Notes	150,000	—	150,000	—	—
August 2030 Notes	200,000	—	—	200,000	—
Total	$925,292	$—	$150,000	$775,292	$—

For additional information on our debt obligations see “Note 7. Borrowings” to the consolidated financial statements.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

Our investment portfolio contains and is expected to continue to contain investments, such as revolving loans or delayed draw loans, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2026 and December 31, 2025, we had unfunded investment commitments with an aggregate principal amount of $166.5 million and $247.4 million, respectively.

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. At June 30, 2026, management is not aware of any material pending or threatened litigation.

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

As of June 30, 2026, 92.5% of our performing debt and income producing investments at fair value were at floating rates. Additionally, we entered into interest rate swaps with certain of our Unsecured Notes in order to align the interest rates of our liabilities with our investment portfolio. Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2026, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments) and assuming no changes in our investment and borrowing structure:

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$56,049	$(27,759)	$28,290
Up 200 basis points	$37,366	$(18,506)	$18,860
Up 100 basis points	$18,683	$(9,253)	$9,430
Down 100 basis points	$(18,518)	$9,253	$(9,265)
Down 200 basis points	$(34,825)	$18,506	$(16,319)
Down 300 basis points	$(46,959)	$27,759	$(19,200)

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

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q and set forth below, you should carefully consider the risk factors set forth in “Item 1A Risk Factors” in our Annual Report on Form 10‑K for the year ended December 31, 2025, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes during the three months ended June 30, 2026 to the risk factors set forth in Part 1. Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

The following table sets forth information regarding repurchases of our common shares during the six months ended June 30, 2026 (dollars in thousands):

Offer Date	Repurchase Request Deadline	Purchase Price per Share	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased
February 2, 2026	March 3, 2026	$26.88	1,078,563	2.34%
May 11, 2026	June 8, 2026	$26.91	2,280,983	4.67%

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2026, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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

HPS Corporate Capital Solutions Fund

August 13, 2026	/s/ Michael Patterson
Michael Patterson
Chief Executive Officer

August 13, 2026	/s/ Robert Busch
Robert Busch
Chief Financial Officer