Form 10-Q
period 2026-09-30
HPS Corporate Capital Solutions Fund
filed 2026-11-13
CIK 1989817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-Q
_____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  __________  to __________
Commission File Number 814-01715
________________________________________________________________________________________________
HPS Corporate Capital Solutions Fund
(Exact name of Registrant as specified in its Charter)
________________________________________________________________________________________________

Delaware	93-6616284
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 Hudson Yards New York, NY	10001
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 287-6767
________________________________________________________________________________________________

40 West 57th Street, 33rd Floor New York, NY 10019
(Former name, former address and former fiscal year, if changed since last report)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The Registrant’s Common Shares, $0.01 par value per share, outstanding as of November 11, 2026 was 12,089,014, 39,429,518 and 515 of Class I, Class D and Class S common shares, respectively. Common Shares outstanding exclude November 1, 2026 subscriptions since the issuance price is not yet finalized at the date of this filing.

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

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

HPS Corporate Capital Solutions Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
ASSETS	(Unaudited)
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $2,178,193 and $2,128,768 at September 30, 2026 and December 31, 2025, respectively)	$2,227,022	$2,169,305
Non-controlled/affiliated investments (amortized cost of $14,535 and $9,436 at September 30, 2026 and December 31, 2025, respectively)	9,693	8,516
Total investments at fair value (amortized cost of $2,192,728 and $2,138,204 at September 30, 2026 and December 31, 2025, respectively)	2,236,715	2,177,821
Cash	28,156	14,402
Cash equivalents	13,198	9,700
Interest receivable from non-controlled/non-affiliated investments	15,143	19,386
Interest receivable from non-controlled/affiliated investments	62	46
Dividend receivable from non-controlled/non-affiliated investments	8	—
Deferred financing costs	6,914	5,865
Deferred offering costs	58	196
Derivative assets, at fair value (Note 6)	1,919	733
Receivable for investments	5,466	13,310
Other assets	12,995	263
Total assets	$2,320,634	$2,241,722
LIABILITIES
Debt (net of unamortized debt issuance costs of $1,399 and $1,778 at September 30, 2026 and December 31, 2025, respectively)	$783,370	$927,664
Payable for investments purchased	70,644	154
Interest payable	3,779	10,194
Due to affiliates	5,098	5,593
Distribution payable (Note 9)	13,458	22,664
Derivative liabilities, at fair value (Note 6)	13,065	3,094
Payable for share repurchases (Note 9)	25,849	10,725
Management fees payable (Note 3)	4,317	3,772
Income based incentive fees payable (Note 3)	5,419	4,683
Capital gains incentive fees payable (Note 3)	5,357	3,685
Shareholder servicing and/or distribution fees payable	221	580
Accrued expenses and other liabilities	1,120	900
Total liabilities	931,697	993,708
Commitments and contingencies (Note 8)
NET ASSETS
Common Shares, $0.01 par value (50,868,608 and 46,096,135 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively)	509	461
Additional paid in capital	1,324,134	1,194,869
Distributable earnings (loss)	64,294	52,684
Total net assets	1,388,937	1,248,014
Total liabilities and net assets	$2,320,634	$2,241,722

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Capital Solutions Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
NET ASSET VALUE PER SHARE	(Unaudited)
Class I Shares:
Net assets	$327,749	$308,404
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	12,003,403	11,391,034
Net asset value per share	$27.30	$27.07
Class D Shares (Note 1):
Net assets	$1,061,174	$939,596
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	38,864,690	34,704,586
Net asset value per share	$27.30	$27.07
Class S Shares:
Net assets	$14	$14
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	515	515
Net asset value per share	$27.30	$27.07

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Capital Solutions Fund
Consolidated Statements of Operations (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$49,086	$37,902	$141,288	$97,817
Payment-in-kind interest income	4,460	6,900	17,136	15,738
Dividend income	1,910	—	3,036	1,195
Other income	223	385	944	572
From non-controlled/affiliated investments:
Interest income	71	—	176	—
Payment-in-kind interest income	122	—	352	—
Total investment income	55,872	45,187	162,932	115,322
Expenses:
Interest expense	13,349	12,373	41,580	27,785
Management fees	4,317	3,311	12,613	8,554
Income based incentive fees	5,419	4,110	15,317	10,804
Capital gains incentive fees	3,108	1,818	1,672	1,161
Shareholder servicing and/or distribution fees
Class D	665	522	1,922	1,526
Class S	0	0	0	0
Professional fees	704	727	1,948	1,930
Board of Trustees’ fees	109	99	308	258
Administrative service expenses (Note 3)	341	371	1,324	1,362
Other general & administrative	586	640	1,843	1,805
Amortization of continuous offering costs	40	88	213	624
Total expenses	28,638	24,059	78,740	55,809
Expense support (Note 3)	—	(374)	—	(3,691)
Recoupment of expense support (Note 3)	860	—	1,907	—
Shareholder servicing and/or distribution fees waived (Note 3)	—	—	—	(462)
Management fees waived (Note 3)	—	—	—	(5,243)
Income based incentive fees waived (Note 3)	—	—	—	(6,694)
Net expenses	29,498	23,685	80,647	39,719
Net investment income before excise tax	26,374	21,502	82,285	75,603
Excise tax expense	302	179	993	975
Net investment income after excise tax	26,072	21,323	81,292	74,628
Net realized and change in unrealized gain (loss):
Realized gain (loss):
Non-controlled/non-affiliated investments	(1,040)	(3,481)	145	(4,061)
Foreign currency forward contracts	191	(2,896)	77	(6,905)
Foreign currency transactions	125	(34)	930	(37)
Net realized gain (loss)	(724)	(6,411)	1,152	(11,003)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	22,941	12,831	8,292	25,250
Non-controlled/affiliated investments	(1,850)	18	(3,922)	18
Foreign currency forward contracts	6	5,637	4,085	(4,243)
Translation of assets and liabilities in foreign currencies	345	54	1,538	(2,279)
Net change in unrealized appreciation (depreciation)	21,442	18,540	9,993	18,746
Net realized and change in unrealized gain (loss)	20,718	12,129	11,145	7,743
Net increase (decrease) in net assets resulting from operations	$46,790	$33,452	$92,437	$82,371
The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Capital Solutions Fund
Consolidated Statements of Changes in Net Assets (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Increase (decrease) in net assets from operations:
Net investment income after excise tax	$26,072	$21,323	$81,292	$74,628
Net realized gain (loss)	(724)	(6,411)	1,152	(11,003)
Net change in unrealized appreciation (depreciation)	21,442	18,540	9,993	18,746
Net increase (decrease) in net assets resulting from operations	46,790	33,452	92,437	82,371
Distributions to common shareholders:
Class I	(6,557)	(4,471)	(19,880)	(4,471)
Class D	(20,483)	(15,573)	(60,947)	(50,089)
Class S	0	—	0	—
Net decrease in net assets resulting from distributions	(27,040)	(20,044)	(80,827)	(54,560)
Share transactions:
Class I:
Proceeds from shares sold	16,069	14,838	40,546	14,838
Share transfers between classes	—	233,869	—	233,869
Distributions reinvested	2,811	—	9,584	—
Repurchased shares, net of early repurchase deduction	(9,937)	—	(33,453)	—
Net increase (decrease) from share transactions	8,943	248,707	16,677	248,707
Class D:
Proceeds from shares sold	35,759	87,312	145,010	378,143
Share transfers between classes	—	(233,883)	—	(233,883)
Distributions reinvested	14,570	12,349	50,316	38,544
Repurchased shares, net of early repurchase deduction	(15,912)	(2,817)	(82,690)	(13,551)
Net increase (decrease) from share transactions	34,417	(137,039)	112,636	169,253
Class S:
Proceeds from shares sold	—	—	—	—
Share transfers between classes	—	14	—	14
Distributions reinvested	—	—	—	—
Repurchased shares, net of early repurchase deduction	0	—	0	—
Net increase (decrease) from share transactions	—	14	—	14
Total increase (decrease) in net assets	63,110	125,090	140,923	445,785
Net assets, beginning of period	1,325,827	972,569	1,248,014	651,874
Net assets, end of period	$1,388,937	$1,097,659	$1,388,937	$1,097,659

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Capital Solutions Fund
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$92,437	$82,371
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	(4,370)	(25,268)
Net realized (gain) loss on investments	(145)	4,061
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(4,085)	4,243
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(1,603)	2,298
Net accretion of discount and amortization of premium	(9,500)	(4,937)
Amortization of deferred financing costs	1,034	808
Amortization of debt issuance costs	379	68
Amortization of offering costs	213	624
Payment-in-kind income capitalized	(19,621)	(14,348)
Purchases of investments	(455,162)	(1,146,340)
Proceeds from sale of investments and principal repayments	429,904	173,590
Changes in operating assets and liabilities:
Interest receivable from non-controlled/non-affiliated investments	4,243	(6,774)
Interest receivable from non-controlled/affiliated investments	(16)	—
Dividend receivable from non-controlled/non-affiliated investments	(8)	—
Receivable for investments	7,844	(3,730)
Other assets	(12,732)	(211)
Payable for investments purchased	70,490	4,692
Interest payable	(6,415)	3,176
Due to affiliates	(495)	2,962
Management fees payable	545	3,311
Income based incentive fees payable	736	4,110
Capital gains incentive fees payable	1,672	1,162
Shareholder servicing and/or distribution fees payable	(359)	522
Accrued expenses and other liabilities	220	1,190
Net cash provided by (used in) operating activities	95,206	(912,420)
Cash flows from financing activities:
Borrowings on debt	404,300	1,441,293
Repayments of debt	(534,500)	(840,800)
Deferred financing costs paid	(2,083)	(3,138)
Debt issuance costs paid	—	(1,980)
Deferred offering costs paid	(75)	(298)
Proceeds from issuance of Common Shares	185,556	392,981
Common Shares repurchased, net of early repurchase deduction	(101,019)	(33,794)
Distributions paid in cash	(30,133)	(24,879)
Net cash provided by (used in) financing activities	(77,954)	929,385
Net increase (decrease) in cash and cash equivalents	17,252	16,965
Cash and cash equivalents, beginning of period	24,102	10,296
Cash and cash equivalents, end of period	$41,354	$27,261
The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Capital Solutions Fund
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Supplemental information and non-cash activities:
Interest paid during the period	$46,582	$24,608
Distribution payable	$13,458	$20,044
Reinvestment of distributions during the period	$59,900	$38,544
Share repurchases accrued but not paid	$25,849	$2,817
Taxes paid during the period	$1,229	$—
Non-cash purchases of investments	$4,217	$9,400
Non-cash sales of investments	$(4,217)	$(9,400)
The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments (Unaudited)
September 30, 2026
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Non-Controlled/Non-Affiliated Investments
First Lien Debt
Aerospace & Defense
Carbon Topco, Inc. (4)(6)(9)				5/1/2030		$1,065	$(14)	$(7)
Carbon Topco, Inc. (4)(9)(24)	SF +	6.00%	9.82%	11/1/2030	4,526		4,464	4,494
RH Buyer Inc (4)(10)(24)	SF +	6.75%	10.92%	1/17/2031	31,498		31,047	30,280
RH Buyer Inc (4)(10)(24)	SF +	6.75%	10.92%	1/17/2031	3,831		3,776	3,683
Rocketforce Technologies LLC (4)(6)(10)				8/3/2032	4,276		(84)	(83)
Rocketforce Technologies LLC (4)(6)(10)				8/3/2032	2,760		(54)	(54)
Rocketforce Technologies LLC (4)(10)(24)	SF +	6.75%	10.56%	8/3/2032	17,102		16,770	16,769
Valence Surface Technologies LLC (4)(10)(24)	SF +	6.00%	9.75%	6/13/2031	37,636		36,998	37,503
Valence Surface Technologies LLC (4)(10)(24)	SF +	6.00%	9.81%	6/13/2031	4,310		4,234	4,295
Valence Surface Technologies LLC (4)(6)(10)(24)	SF +	6.00%	9.75%	6/13/2031	6,552		6,338	6,432
Valence Surface Technologies LLC (4)(6)(10)				6/13/2031	3,280		(58)	(12)
WP CPP Holdings, LLC (4)(10)(24)	SF +	7.00% (incl 3.88% PIK)	10.83%	11/30/2029	41,776		41,277	41,776
Total Aerospace & Defense							144,694	145,076	10.45%

Asset Based Lending and Fund Finance
Montagu Lux Finco Sarl (4)(5)(6)(10)(28)	E +	5.50%	7.99%	2/13/2032	EUR	12,327	7,412	7,735
Total Asset Based Lending and Fund Finance							7,412	7,735	0.56%

Automobile Components
ABC Group Holdings Inc (4)(5)(9)(27)	E +	6.13%	8.61%	8/22/2031	EUR	8,529	9,692	9,322
ABC Group Holdings Inc (4)(5)(9)(21)(27)	E +	7.21%	9.69%	8/22/2031	EUR	537	606	582
ABC Technologies Inc (4)(5)(9)(23)	SF +	6.00%	9.90%	8/22/2031	13,510		13,097	13,039
ABC Technologies Inc (4)(5)(9)(21)(23)	SF +	7.04%	10.94%	8/22/2031	861		835	823
Clarios Global LP (7)(23)	SF +	2.50%	6.40%	1/28/2032	1,059		1,058	1,060
Mavis Tire Express Services Topco Corp (7)(25)	SF +	3.25%	6.92%	5/6/2033	2,857		2,843	2,834
Tenneco Inc (8)(24)	SF +	4.75%	8.58%	11/17/2028	5,222		5,176	5,228
Total Automobile Components							33,307	32,888	2.37%

Automobiles
Silver Holdco 2 (4)(5)(6)(13)				7/22/2031	GBP	1,037	(48)	(46)
Silver Holdco 2 (4)(5)(13)(30)	SN +	6.75%	10.51%	7/22/2031	GBP	3,629	4,690	4,650
Total Automobiles							4,642	4,604	0.33%

Beverages
Winebow Holdings, Inc. (4)(10)(23)	SF +	6.25%	10.25%	12/31/2027	33,982		33,809	28,079
Total Beverages							33,809	28,079	2.02%

Capital Markets
DRW Holdings LLC (7)(23)	SF +	3.50%	7.40%	6/26/2031	2,405		2,402	2,363
Hudson River Trading LLC (7)(19)(23)	SF +	2.50%	6.40%	3/18/2030	691		690	690
Jump Financial LLC (4)(7)(24)	SF +	3.50%	7.57%	2/26/2032	893		892	894
Total Capital Markets							3,984	3,947	0.29%

Chemicals
Bakelite US Holdco Inc (7)(19)(24)	SF +	3.75%	7.82%	12/23/2031	855		857	857
Formerra LLC (4)(10)(23)	SF +	7.25%	11.09%	11/1/2028	5,708		5,688	5,605
Formerra LLC (4)(10)(23)	SF +	7.25%	11.09%	11/1/2028	230		229	226
Fortis 333 Inc (7)(24)	SF +	3.00%	7.07%	3/27/2032	691		690	694
Kensing LLC (4)(10)(24)	SF +	7.25%	11.14%	5/31/2028	2,746		2,743	2,576

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments (Unaudited)
September 30, 2026
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Kensing LLC (4)(10)(24)	SF +	7.25%	11.14%	5/31/2028	678		677	636
Kensing LLC (4)(10)(24)	SF +	7.25%	11.14%	5/31/2028	7,692		7,632	7,216
Lummus Technology Holdings V LLC (7)(23)	SF +	2.50%	6.40%	12/31/2029	7,314		7,347	7,312
Total Chemicals							25,863	25,122	1.81%

Commercial Services & Supplies
Allied Universal Holdco LLC (7)(23)	SF +	3.25%	7.15%	8/20/2032	6,490		6,484	6,508
Apex Group Treasury LLC (5)(7)(24)	SF +	3.50%	7.26%	2/27/2032	2,234		2,223	2,166
AVSC Holding Corp. (4)(9)(23)	SF +	5.00%	8.90%	12/5/2031	8,120		7,999	8,120
AVSC Holding Corp. (4)(6)(9)(23)	SF +	5.00%	8.90%	12/5/2029	962		369	379
Axiom Buyer, LLC (4)(10)(23)	SF +	6.50%	10.40%	1/14/2030	17,332		17,074	16,794
Axiom Buyer, LLC (4)(6)(10)(23)	SF +	6.50%	10.40%	1/14/2030	2,140		1,497	1,462
Certania Beteiligungen GmbH (4)(5)(6)(7)(29)	E +	6.55%	9.16%	5/23/2029	EUR	4,206	3,303	3,198
Certania Beteiligungen GmbH (4)(5)(7)(28)	E +	6.55%	9.14%	5/23/2029	EUR	4,565	5,227	5,024
Emma Buyer LLC (7)(19)(23)	SF +	3.50%	7.40%	7/14/2033	2,718		2,732	2,727
Emma Buyer LLC (6)(7)(19)(23)				7/14/2033	282		1	1
Guardian US Holdco LLC (8)(24)	SF +	3.25%	7.32%	1/31/2030	1,955		1,950	1,956
ImageFIRST Holdings, LLC (7)(24)	SF +	3.00%	6.86%	3/12/2032	1,536		1,533	1,540
NTH Degree Purchaser Inc (4)(10)(24)	SF +	5.50%	9.34%	9/10/2030	11,093		10,947	10,950
NTH Degree Purchaser Inc (4)(10)(24)	SF +	5.50%	9.34%	9/10/2030	3,405		3,353	3,361
NTH Degree Purchaser Inc (4)(6)(10)				9/10/2030	1,792		(24)	(23)
Project Evergreen Buyer Inc (7)(19)(24)	SF +	2.50%	6.58%	9/30/2033	2,969		2,962	2,967
Project Evergreen Buyer Inc (6)(19)(7)				9/30/2033	657		(2)	(1)
Retail Services WIS Corporation (4)(10)(24)	SF +	6.50%	10.26%	8/29/2030	21,721		21,381	21,227
Retail Services WIS Corporation (4)(6)(10)				8/29/2030	5,186		(92)	(118)
Team, Inc. (4)(10)(24)	SF +	6.25%	10.00%	3/12/2030	12,894		12,694	12,670
Team, Inc. (4)(6)(10)				3/12/2030	3,740		(71)	(65)
The.Team SME LLC (7)(23)	SF +	2.50%	6.40%	6/23/2032	2,068		2,059	2,073
Total Commercial Services & Supplies							103,599	102,916	7.41%

Communications Equipment
IPC Corp. (4)(10)(21)(24)	SF +	6.59%	10.50%	10/1/2027	5,132		5,076	5,130
Ribbon Communications Operating Company, Inc (4)(5)(10)(23)	SF +	7.00%	10.90%	6/21/2029	7,192		7,114	7,041
Ribbon Communications Operating Company, Inc (4)(5)(6)(10)(23)	SF +	7.00%	10.90%	6/21/2029	849		354	346
Total Communications Equipment							12,544	12,517	0.90%

Construction & Engineering
Resurge Buyer LLC (7)(19)(23)	SF +	2.50%	6.41%	9/30/2033	2,347		2,341	2,337
Resurge Buyer LLC (6)(7)(19)				9/30/2033	422		(1)	(2)
Total Construction & Engineering							2,340	2,335	0.17%

Consumer Staples Distribution & Retail
Puma Buyer LLC (7)(19)(23)	SF +	2.50%	6.41%	10/10/2033	3,000		2,993	3,004
SW Ingredients Holdings, LLC (4)(6)(9)(23)	SF +	5.00%	8.90%	5/2/2030	3,350		1,000	994
SW Ingredients Holdings, LLC (4)(9)(23)	SF +	5.00%	8.90%	5/2/2030	19,466		19,257	19,222
SW Ingredients Holdings, LLC (4)(6)(9)				5/2/2030	2,434		(31)	(31)
Total Consumer Staples Distribution & Retail							23,219	23,189	1.67%

Containers & Packaging
Clydesdale Acquisition Holdings Inc (7)(23)	SF +	3.75%	7.65%	4/1/2032	1,861		1,842	1,851
Total Containers & Packaging							1,842	1,851	0.13%

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments (Unaudited)
September 30, 2026
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Diversified Consumer Services
American Academy Holdings, LLC (4)(6)(16)				6/30/2027	160		—	(5)
American Academy Holdings, LLC (4)(16)(23)	SF +	9.25% (incl 5.00% PIK)	13.27%	6/30/2027	7,009		7,009	6,798
Edmentum Ultimate Holdings LLC (4)(10)(21)(24)	SF +	7.25%	11.22%	7/26/2027	5,292		5,251	5,110
University Support Services LLC (8)(23)	SF +	2.75%	6.65%	2/10/2029	1,872		1,803	1,868
Xponential Fitness LLC (4)(5)(6)(10)(24)	SF +	6.75%	10.82%	12/6/2030	658		255	241
Xponential Fitness LLC (4)(5)(10)(24)	SF +	6.75%	10.82%	12/6/2030	11,842		11,694	11,446
Total Diversified Consumer Services							26,012	25,458	1.83%

Diversified Telecommunication Services
Grain Connect Limited (4)(5)(15)(30)	SN +	8.50% (incl 6.00% PIK)	12.23%	8/8/2030	GBP	2,313	3,031	2,975
Grain Connect Limited (4)(5)(6)(15)(30)	SN +	8.50% (incl 6.00% PIK)	12.23%	8/8/2030	GBP	5,773	2,237	2,178
Grain Connect Limited (4)(5)(6)(15)(30)	SN +	8.50% (incl 6.00% PIK)	12.23%	8/3/2030	GBP	574	227	203
Grain Connect Limited (4)(5)(6)(15)(30)	SN +	8.50% (incl 6.00% PIK)	12.23%	8/3/2030	GBP	1,074	61	18
Sable Intl Finance Ltd (5)(7)(19)(23)	SF +	3.00%	6.93%	10/15/2029	3,000		3,000	2,978
Total Diversified Telecommunication Services							8,556	8,352	0.60%

Electric Utilities
Hunterstown Generation, LLC (7)(19)(24)	SF +	2.75%	6.82%	11/6/2031	900		901	901
IDF 8 Borrower, LLC (4)(15)(19)(21)(24)	SF +	8.50%	12.57%	12/31/2028	2,452		2,353	2,356
IDF 8 Borrower, LLC (4)(15)(24)	SF +	6.00%	10.07%	12/31/2028	3,678		3,530	3,534
MRP Buyer LLC (6)(7)(19)(24)	SF +	3.25%	7.32%	6/4/2032	3,000		2,225	2,226
Total Electric Utilities							9,009	9,017	0.65%

Electrical Equipment
Arcline FM Holdings LLC (9)(25)	SF +	2.75%	6.60%	6/23/2030	4,987		4,987	5,014
Total Electrical Equipment							4,987	5,014	0.36%

Electronic Equipment, Instruments & Components
CC WDW Borrower, Inc. (4)(10)(24)	SF +	6.75%	10.72%	1/27/2028	3,132		3,021	3,132
Hobbs & Associates LLC (7)(25)	SF +	2.75%	6.62%	7/23/2031	2,460		2,452	2,458
Resilience Parent LLC (7)(24)	SF +	2.50%	6.57%	2/28/2033	4,077		4,082	4,075
TTM Technologies, Inc. (4)(5)(7)(19)(23)	SF +	2.00%	5.90%	9/30/2033	662		662	662
Total Electronic Equipment, Instruments & Components							10,217	10,327	0.74%

Entertainment
AMR GP Ltd (4)(5)(7)		10.50% (incl 5.25% PIK)	10.50%	7/10/2034	11,315		11,078	11,315
Endeavor Operating Co LLC (5)(7)(23)	SF +	2.75%	6.65%	3/24/2032	902		898	906
Total Entertainment							11,976	12,221	0.88%

Financial Services
Ascensus Holdings, Inc. (8)(23)	SF +	3.00%	6.90%	11/25/2032	431		430	428
Eisner Advisory Group LLC (8)(23)	SF +	4.00%	7.90%	2/28/2031	1,742		1,731	1,741
Focus Financial Partners, LLC (7)(23)	SF +	2.50%	6.40%	9/15/2031	3,485		3,464	3,427
Madonna Bidco Ltd (4)(5)(7)(30)	SN +	5.00%	8.73%	10/25/2031	GBP	5,681	7,257	7,534
Madonna Bidco Ltd (4)(5)(7)(30)	SN +	5.00%	8.73%	10/25/2031	GBP	1,159	1,511	1,538
Neon Maple US Debt Mergersub Inc (5)(7)(23)	SF +	2.50%	6.40%	11/17/2031	4,938		4,912	4,810
OG Crimson Parent Inc (7)(19)(23)	SF +	2.75%	6.66%	10/7/2033	1,004		1,002	1,005

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments (Unaudited)
September 30, 2026
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
OG Crimson Parent Inc (6)(7)(19)				10/7/2033	152		—	—
Orthrus Ltd (4)(5)(7)(30)	SN +	6.25% (incl 2.75% PIK)	9.99%	12/5/2031	GBP	4,002	5,053	5,217
Orthrus Ltd (4)(5)(7)(28)	E +	6.25% (incl 2.75% PIK)	8.93%	12/5/2031	EUR	3,576	3,755	3,981
Orthrus Ltd (4)(5)(10)(24)	SF +	6.25% (incl 2.75% PIK)	10.09%	12/5/2031	9,449		9,332	9,289
Orthrus Ltd (4)(5)(6)(7)				12/5/2031	GBP	794	(15)	(18)
Orthrus Ltd (4)(5)(10)(24)	SF +	6.25% (incl 2.75% PIK)	10.09%	12/5/2031	1,367		1,350	1,344
Osaic Holdings Inc (7)(24)	SF +	2.50%	6.57%	7/30/2032	5,028		5,017	4,989
PF Finco PTY LTD (4)(5)(10)(31)	B +	6.25%	10.84%	5/30/2030	AUD	10,463	6,632	7,136
Priority Holdings, LLC (5)(8)(24)	SF +	3.75%	7.82%	8/2/2032	2,029		2,024	2,010
Travelex Issuerco 2 PLC (4)(5)(12)(30)	SN +	8.00%	11.73%	9/22/2028	GBP	1,648	1,985	2,167
Total Financial Services							55,440	56,598	4.07%

Food Products
Aspire Bakeries Holdings LLC (7)(23)	SF +	2.75%	6.66%	12/23/2030	4,998		4,998	5,011
Total Food Products							4,998	5,011	0.36%

Health Care Equipment & Supplies
Agiliti Health, Inc. (7)(24)	SF +	3.00%	6.75%	5/1/2030	1,389		1,334	1,355
Bausch + Lomb Corporation (5)(7)(23)	SF +	3.75%	7.65%	1/15/2031	9,775		9,745	9,806
Ensemble RCM LLC (7)(24)	SF +	3.00%	6.82%	2/9/2033	4,816		4,810	4,825
Patriot Acquisition Topco Sarl (4)(5)(10)(24)	SF +	4.75%	8.57%	1/28/2028	60		60	60
Patriot Acquisition Topco Sarl (4)(5)(10)(24)	SF +	4.75%	8.57%	1/28/2028	329		329	329
Patriot Acquisition Topco Sarl (4)(5)(6)(10)				1/28/2028	78		—	—
Patriot Acquisition Topco Sarl (4)(5)(10)(24)	SF +	4.75%	8.57%	1/28/2028	510		510	510
Spruce Bidco II Inc (4)(6)(9)(25)	SF +	4.75%	8.46%	1/31/2032	4,493		1,197	1,183
Spruce Bidco II Inc (4)(9)(24)	SF +	4.75%	8.57%	1/31/2032	15,394		15,219	15,171
Spruce Bidco II Inc (4)(9)(33)	C +	4.75%	7.05%	1/31/2032	CAD	3,491	2,383	2,416
Spruce Bidco II Inc (4)(9)(34)	TN +	5.00%	5.98%	1/31/2032	JPY	375,028	2,394	2,346
Spruce Bidco II Inc (4)(9)(21)(24)	SF +	5.73%	9.55%	1/31/2032	941		931	928
TecoStar Holdings Inc (4)(10)(24)	SF +	6.75% PIK	10.49%	5/12/2032	17,717		17,527	17,717
Total Health Care Equipment & Supplies							56,439	56,646	4.08%

Health Care Providers & Services
Blazing Star Shields Direct Parent, LLC (4)(10)(24)	SF +	5.75%	9.51%	8/28/2030	47,585		46,842	48,537
Blazing Star Shields Direct Parent, LLC (4)(6)(10)				8/28/2030	2,131		(33)	—
Connect America.com LLC (4)(14)(21)(24)	SF +	7.36% (incl 1.00% PIK)	11.44%	10/11/2029	35,894		35,570	32,550
Diagnostic Services Holdings, Inc. (4)(10)(23)	SF +	5.50%	9.18%	3/15/2028	15,267		15,229	15,085
Diagnostic Services Holdings, Inc. (4)(6)(10)(23)	SF +	5.50%	9.18%	3/15/2028	333		110	107
FC Compassus LLC (4)(6)(7)				11/26/2030	2,716		(28)	—
FC Compassus LLC (4)(9)(24)	SF +	5.50% (incl 1.25% PIK)	9.26%	11/26/2030	1,659		1,642	1,659
FC Compassus LLC (4)(6)(9)(24)	SF +	5.50% (incl 1.25% PIK)	9.26%	11/26/2030	179		18	20
FC Compassus LLC (4)(9)(21)(24)	SF +	6.70% (incl 1.73% PIK)	10.47%	11/26/2030	13,885		13,746	13,885
FC Compassus LLC (4)(6)(9)(21)(23)	SF +	7.01% (incl 2.07% PIK)	10.78%	11/26/2030	1,502		151	170
Global Medical Response Inc (7)(23)	SF +	2.75%	6.65%	10/1/2032	5,384		5,373	5,389
Indigo Purchaser, Inc. (4)(9)(24)	SF +	4.75%	8.82%	11/21/2031	12,269		12,134	12,269
Indigo Purchaser, Inc. (4)(6)(9)(24)	SF +	4.75%	8.82%	11/21/2031	2,840		1,666	1,702
Indigo Purchaser, Inc. (4)(6)(9)				11/21/2031	1,942		(21)	—

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments (Unaudited)
September 30, 2026
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Parexel International, Inc. (8)(23)	SF +	2.50%	6.40%	12/12/2031	2,481		2,481	2,485
Precision Medicine Group, LLC (7)(24)	SF +	3.50%	7.32%	8/20/2032	990		986	994
Solis Mammography Buyer, Inc. (4)(9)(24)	SF +	5.25% (incl 2.50% PIK)	9.32%	5/29/2032	20,367		20,123	19,936
Solis Mammography Buyer, Inc. (4)(6)(9)				5/29/2032	1,840		(25)	(39)
Solis Mammography Buyer, Inc. (4)(6)(9)(24)	SF +	4.75%	8.82%	5/29/2030	3,387		414	396
Southern Veterinary Partners LLC (7)(25)	SF +	2.50%	6.76%	12/4/2031	1,880		1,872	1,880
Star Parent Inc (7)(24)	SF +	3.50%	7.57%	9/27/2030	4,322		4,328	4,347
TTF Lower Intermediate LLC (7)(25)	SF +	3.75%	7.51%	7/18/2031	3,599		3,559	2,807
WCAS XIII Primary Care Investors, L.P. (4)(10)(24)	SF +	6.25%	10.32%	12/31/2029	16,090		15,845	16,016
WCAS XIII Primary Care Investors, L.P. (4)(10)(24)	SF +	6.25%	10.32%	12/31/2029	9,562		9,408	9,518
WCAS XIII Primary Care Investors, L.P. (4)(10)(24)	SF +	6.25%	10.32%	12/31/2029	2,901		2,851	2,888
WCAS XIV Primary Care Investors, L.P. (4)(10)(24)	SF +	6.25%	10.32%	12/31/2032	19,580		19,243	19,471
WCAS XIV Primary Care Investors, L.P. (4)(10)(24)	SF +	6.25%	10.32%	12/31/2032	1,690		1,660	1,681
WCAS XIV Primary Care Investors, L.P. (4)(10)(24)	SF +	6.25%	10.32%	12/31/2032	4,116		4,040	4,093
Total Health Care Providers & Services							219,184	217,846	15.68%

Health Care Technology
AthenaHealth Group Inc. (8)(19)(23)	SF +	3.25%	7.15%	2/16/2032	2,993		2,995	2,993
Gainwell Acquisition Corp (7)(24)	SF +	4.50%	8.22%	8/19/2031	3,000		2,941	3,021
Project Ruby Ultimate Parent Corp (7)(23)	SF +	2.75%	6.77%	3/10/2028	6,191		6,186	6,194
Zelis Payments Buyer, Inc. (7)(23)	SF +	2.75%	6.65%	9/28/2029	3,811		3,674	3,799
Total Health Care Technology							15,796	16,007	1.15%

Hotels, Restaurants & Leisure
Azzurri Bidco Ltd (4)(5)(12)(30)	SN +	7.75%	11.48%	3/30/2030	GBP	32,703	42,084	39,530
Azzurri Bidco Ltd (4)(5)(12)(30)	SN +	7.75%	11.48%	3/30/2030	GBP	3,270	4,209	3,953
Equinox Holdings, Inc. (4)(10)(24)	SF +	7.25%	11.32%	3/8/2029	10,553		10,435	10,629
Fertitta Entertainment LLC (8)(23)	SF +	3.25%	7.15%	1/27/2029	4,885		4,898	4,892
Flynn Restaurant Group LP (7)(23)	SF +	3.75%	7.65%	1/28/2032	5,031		4,999	4,746
Gymnation Rodney Limited (4)(5)(6)(12)(22)	SF +	8.25%	12.18%	2/18/2031	3,125		1,327	1,331
Gymnation Rodney Limited (4)(5)(12)(22)	SF +	8.25%	12.17%	2/18/2031	3,125		3,039	3,040
HB AcquisitionCo Pty Ltd (4)(5)(8)(32)	B +	6.50%	11.10%	8/7/2029	AUD	3,789	2,522	2,616
HB AcquisitionCo Pty Ltd (4)(5)(8)(32)	B +	6.50%	11.10%	8/7/2029	AUD	421	273	291
HB AcquisitionCo Pty Ltd (4)(5)(8)(32)	B +	6.00%	10.60%	8/7/2029	AUD	683	478	466
HB AcquisitionCo Pty Ltd (4)(5)(8)(32)	B +	6.00%	10.60%	8/7/2029	AUD	5,012	3,508	3,419
HB AcquisitionCo Pty Ltd (4)(5)(6)(8)				8/7/2029	AUD	1,595	(14)	(19)
Lakeland Tours LLC (4)(9)(24)	SF +	7.75%	11.65%	3/31/2028	2,891		2,843	2,802
Lakeland Tours LLC (4)(9)(24)	SF +	7.75%	11.97%	3/31/2028	1,142		1,139	1,105
Lakeland Tours LLC (4)(9)(24)	SF +	7.75%	11.65%	3/31/2028	3,657		3,597	3,545
LC Ahab US Bidco LLC (7)(24)	SF +	2.50%	6.32%	5/1/2031	2,781		2,733	2,782
ONE Group, LLC (4)(10)(24)	SF +	6.50%	10.32%	5/1/2029	6,509		6,408	6,363
ONE Group, LLC (4)(6)(7)(24)	SF +	6.00%	10.08%	10/31/2028	887		298	286
Saga Mid Co Limited (4)(5)(10)(30)	SN +	6.25%	10.00%	2/27/2031	GBP	28,019	34,662	38,271
Saga Mid Co Limited (4)(5)(6)(10)				2/27/2031	GBP	8,364	(228)	333
Saga Mid Co Limited (4)(5)(6)(10)				2/27/2031	GBP	1,388	(33)	55
Sparkle Holdco 2 Corp. (4)(10)(23)	SF +	7.25%	11.15%	1/16/2031	25,300		24,648	25,543
Sparkle Holdco 2 Corp. (4)(6)(10)(23)	SF +	7.25%	11.15%	1/16/2031	4,329		1,991	2,103
Travel Leaders Group, LLC (4)(12)(23)	SF +	6.50%	10.50%	3/27/2028	3,765		3,791	3,728
TWG Sports LLC (4)(10)(24)	SF +	6.50%	10.57%	6/30/2027	25,000		24,721	24,722
Voyager Parent LLC (7)(24)	SF +	4.25%	8.32%	7/1/2032	3,912		3,816	3,922
Whatabrands LLC (7)(19)(23)	SF +	2.75%	6.54%	8/13/2033	3,000		3,011	3,001
Total Hotels, Restaurants & Leisure							191,155	193,455	13.93%

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments (Unaudited)
September 30, 2026
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets

Independent Power and Renewable Electricity Producers
Hamilton Projects Acquiror LLC (7)(23)	SF +	2.50%	6.40%	5/30/2031	5,000		4,992	5,022
Matrix Renewables USA LLC (4)(5)(11)(28)	E +	6.00% PIK	8.48%	9/30/2030	EUR	10,865	12,398	12,015
NG Energy Fund 1 LLC (4)(11)(24)	SF +	7.50%	11.57%	3/22/2028	7,060		6,966	7,060
NRD Construction, LLC (4)(13)(24)	SF +	6.25%	10.32%	11/6/2029	35,934		35,392	35,311
Palmetto Solar, LLC (4)(12)(24)	SF +	6.75%	10.82%	9/13/2027	6,020		5,996	6,020
Palmetto Solar, LLC (4)(12)(24)	SF +	6.75%	10.82%	9/13/2027	5,268		5,247	5,268
Palmetto Solar, LLC (4)(12)(24)	SF +	6.75%	10.82%	9/13/2027	25,808		25,689	25,808
Palmetto Solar, LLC (4)(12)(24)	SF +	6.75%	10.82%	9/13/2027	12,904		12,845	12,904
Sunraycer HPS Borrower LLC (4)(13)(24)	SF +	6.50%	10.57%	10/28/2029	14,536		14,366	14,389
Sunraycer HPS Borrower LLC (4)(13)(24)	SF +	6.50%	10.57%	10/28/2029	35,629		35,220	35,266
Total Independent Power and Renewable Electricity Producers							159,111	159,063	11.45%

Insurance
Acrisure LLC (7)(23)	SF +	3.25%	7.15%	6/21/2032	3,091		3,085	2,406
Alera Group, Inc. (8)(23)	SF +	2.75%	6.65%	5/30/2032	3,960		3,944	3,869
Alliant Holdings Intermediate, LLC (7)(23)	SF +	2.50%	6.40%	9/19/2031	1,944		1,933	1,934
Amynta Agency Borrower Inc (7)(23)	SF +	2.50%	6.40%	12/29/2031	3,694		3,694	3,689
CRC Insurance Group LLC (7)(24)	SF +	2.75%	6.82%	5/6/2031	2,802		2,791	2,757
Goosehead Insurance Holdings LLC (4)(5)(7)(19)(24)	SF +	3.00%	7.00%	1/8/2032	2,494		2,494	2,491
HUB International Ltd (7)(24)	SF +	2.25%	5.98%	6/20/2030	4,985		4,985	4,989
International Construction Products, LLC (4)(5)(7)		15.25% PIK	15.25%	9/5/2034	1,433		1,432	1,432
Kowalski Trust (4)(5)(7)		15.00% PIK	15.00%	5/31/2034	23,775		23,516	22,188
OneDigital Borrower LLC (8)(23)	SF +	3.00%	6.90%	7/2/2031	4,888		4,888	4,837
Trucordia Insurance Services LLC (7)(24)	SF +	3.25%	7.32%	6/17/2032	3,423		3,416	3,179
Total Insurance							56,178	53,771	3.87%

Interactive Media & Services
Arches Buyer Inc (7)(23)	SF +	4.25%	8.15%	8/4/2031	2,982		2,939	2,921
Total Interactive Media & Services							2,939	2,921	0.21%

IT Services
Delta Topco, Inc. (7)(24)	SF +	2.75%	6.59%	11/30/2029	5,152		5,170	5,047
Globalai NY IA LLC (7)(19)(23)	SF +	6.50%	10.40%	6/15/2031	24,312		23,826	24,221
Mediaocean LLC (8)(23)	SF +	3.50%	7.50%	12/15/2028	1,675		1,675	1,658
Total IT Services							30,671	30,926	2.23%

Leisure Products
Beckett Collectibles Holdings, LLC (4)(15)(24)	SF +	8.50%	12.64%	12/13/2029	11,210		10,975	11,579
Total Leisure Products							10,975	11,579	0.83%

Life Sciences Tools & Services
WCG Intermediate Corp (7)(23)	SF +	2.75%	6.65%	2/25/2032	1,405		1,405	1,404
Total Life Sciences Tools & Services							1,405	1,404	0.10%

Machinery
Lsf12 Helix Parent LLC (7)(23)	SF +	3.00%	6.90%	2/10/2033	2,298		2,240	2,301
Time Manufacturing Holdings LLC (4)(9)(24)	SF +	6.50%	10.47%	12/1/2027	2,562		2,525	2,111
TK Elevator US Newco Inc (5)(8)(25)	SF +	2.75%	6.70%	4/30/2030	4,138		4,127	4,158
Total Machinery							8,892	8,570	0.62%

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments (Unaudited)
September 30, 2026
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Metals & Mining
Alchemy US Holdco 1 LLC (4)(10)(24)	SF +	6.50%	10.32%	7/31/2029	13,648		13,308	11,985
Alchemy US Holdco 1 LLC (4)(10)(28)	E +	6.50%	8.96%	7/31/2029	EUR	2,880	3,039	2,841
Alchemy US Holdco 1 LLC (4)(10)(24)	SF +	6.50%	10.32%	7/31/2029	149		145	131
Alro Steel Corp (4)(7)(19)(23)	SF +	3.50%	7.41%	10/3/2033	702		698	702
Star Holding LLC (7)(23)	SF +	4.50%	8.40%	7/31/2031	702		699	703
Total Metals & Mining							17,889	16,362	1.18%

Mortgage Real Estate Investment Trusts (REITs)
Claros Mortgage Trust, Inc. (4)(5)(13)(23)	SF +	6.75%	10.65%	1/30/2030	12,500		12,069	12,105
Total Mortgage Real Estate Investment Trusts (REITs)							12,069	12,105	0.87%

Oil, Gas & Consumable Fuels
Texas Lng Brownsville LLC (4)(7)		10.50%	10.50%	12/31/2026	12,777		12,642	12,637
Total Oil, Gas & Consumable Fuels							12,642	12,637	0.91%

Paper & Forest Products
Harrigan Lumber Co LLC (4)(15)(24)	SF +	10.10%	14.13%	9/24/2031	9,821		9,528	9,528
Harrigan Lumber Co LLC (4)(6)(15)				9/24/2031	2,679		(80)	(80)
Total Paper & Forest Products							9,448	9,448	0.68%

Pharmaceuticals
Alvogen Pharma US, Inc. (4)(15)(24)	SF +	9.50%	13.57%	11/30/2028	18,370		18,085	17,879
Azurity Pharmaceuticals Inc (4)(10)(24)	SF +	7.00%	11.07%	3/14/2030	43,467		42,868	41,591
Azurity Pharmaceuticals Inc (4)(10)(24)	SF +	7.00%	11.07%	3/14/2030	4,037		3,982	3,863
Endo Finance Holdings Inc (8)(23)	SF +	3.75%	7.65%	4/23/2031	3,920		3,927	3,931
Total Pharmaceuticals							68,862	67,264	4.84%

Professional Services
Citrin Cooperman Advisors LLC (7)(24)	SF +	3.00%	7.07%	4/1/2032	2,918		2,894	2,887
CohnReznick Advisory LLC (7)(24)	SF +	3.25%	6.98%	3/31/2032	352		350	350
Grant Thornton Advisors Holdings LLC (7)(23)	SF +	2.75%	6.65%	6/2/2031	5,513		5,513	5,310
Isotope Finco 2 LLC (5)(7)(19)(23)	SF +	2.50%	6.41%	9/23/2033	1,326		1,322	1,329
Isotope Finco 2 LLC (5)(6)(7)(19)				9/23/2033	212		(1)	1
YA Intermediate Holdings II LLC (4)(9)(24)	SF +	5.00%	9.07%	10/1/2031	5,193		5,174	5,160
YA Intermediate Holdings II LLC (4)(6)(9)(24)	SF +	5.00%	8.73%	10/1/2031	2,195		681	682
YA Intermediate Holdings II LLC (4)(6)(9)(25)	SF +	5.00%	9.26%	10/1/2031	1,083		751	748
Total Professional Services							16,684	16,467	1.19%

Semiconductors & Semiconductor Equipment
CoreWeave Financing DDTL V-V LLC (6)(7)(23)	SF +	5.50%	9.26%	9/1/2031	1,110		631	673
Total Semiconductors & Semiconductor Equipment							631	673	0.05%

Software
Boreal Bidco (4)(5)(7)(28)	E +	7.00% (incl 4.00% PIK)	9.59%	1/26/2032	EUR	14,644	15,580	16,101
Central Parent LLC (7)(24)	SF +	3.25%	7.32%	7/6/2029	1,460		1,455	1,018
CF Newco Inc (4)(11)(24)	SF +	6.00%	9.84%	12/10/2029	30,794		30,596	30,794
CF Newco Inc (4)(11)(23)	SF +	6.25%	10.09%	12/10/2029	11,730		11,613	11,730
CF Newco Inc (4)(6)(11)(23)	SF +	6.00%	9.84%	12/10/2029	5,500		1,879	1,925
DigiCert Inc (4)(9)(23)	SF +	5.75%	9.65%	7/30/2030	1,980		1,957	1,918
DigiCert Inc (4)(9)(21)(23)	SF +	6.61%	10.51%	7/30/2030	43,242		42,745	41,860
DigiCert Inc (4)(6)(9)				7/30/2030	4,746		(55)	(150)

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments (Unaudited)
September 30, 2026
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Einstein Parent Inc (4)(9)(24)	SF +	5.25%	8.98%	1/22/2031		26,128	25,753	25,678
Einstein Parent Inc (4)(6)(9)				1/22/2031		2,707	(39)	(47)
Espresso Bidco Inc. (4)(9)(24)	SF +	5.25%	9.32%	3/25/2032		13,467	13,312	12,966
Espresso Bidco Inc. (4)(6)(9)(24)	SF +	5.25%	9.32%	3/25/2032		3,621	3,286	3,197
Espresso Bidco Inc. (4)(6)(9)				3/25/2032		1,593	(19)	(59)
ION Platform Finance US Inc (7)(24)	SF +	3.75%	7.82%	10/7/2032		3,165	3,138	2,450
McAfee Corp (8)(23)	SF +	3.00%	6.90%	3/1/2029		342	326	313
Project Alpha Intermediate Holding Inc (8)(24)	SF +	3.25%	7.32%	10/26/2030		6,663	6,610	4,708
Stack Sports Buyer, LLC (4)(9)(26)	SF +	5.25%	8.72%	3/31/2031		18,558	18,352	18,512
Stack Sports Buyer, LLC (4)(9)(24)	SF +	5.25%	9.02%	3/31/2031		4,071	4,020	4,061
Stack Sports Buyer, LLC (4)(6)(9)				3/31/2031		2,994	(34)	(7)
Technology Growth Capital Pty Ltd (4)(5)(10)(24)	SF +	6.50%	10.23%	7/2/2030		3,544	3,482	3,466
Tricentis Operations Holdings Inc (4)(9)(24)	SF +	6.00% (incl 3.25% PIK)	9.74%	2/11/2032		20,012	19,868	19,448
Tricentis Operations Holdings Inc (4)(6)(9)				2/11/2032		3,748	(33)	(106)
Tricentis Operations Holdings Inc (4)(6)(9)				2/11/2032		2,713	(21)	(76)
Total Software							203,771	199,700	14.38%

Specialty Retail
Great Outdoors Group, LLC (9)(23)	SF +	3.25%	7.15%	1/23/2032		2,008	2,000	2,016
Knitwell Borrower LLC (4)(10)(24)	SF +	7.75%	11.97%	4/28/2028		1,433	1,423	1,409
Knitwell Borrower LLC (4)(10)(24)	SF +	7.75%	11.97%	4/28/2028		10,161	10,062	9,988
PetSmart LLC (7)(23)	SF +	4.00%	7.90%	8/18/2032		5,000	4,958	5,013
Staples, Inc. (8)(24)	SF +	5.75%	9.56%	9/4/2029		5,598	5,450	5,345
The Michaels Companies, Inc. (7)(24)	SF +	5.00%	9.07%	3/15/2033		5,030	4,937	5,039
Wand Newco 3, Inc. (7)(19)(23)	SF +	2.50%	6.40%	1/30/2031		2,797	2,787	2,787
Total Specialty Retail							31,617	31,597	2.27%

Trading Companies & Distributors
Atlas Intermediate III LLC (4)(10)(24)	SF +	7.75%	11.57%	10/31/2029		9,391	9,280	9,011
W3 TopCo LLC (4)(10)(24)	SF +	7.50% (incl 1.00% PIK)	11.24%	3/22/2029		8,831	8,659	6,623
Total Trading Companies & Distributors							17,939	15,634	1.13%

Transportation Infrastructure
Tikehau Motion Midco SARL (4)(5)(7)(29)	E +	6.50%	9.24%	8/22/2031	EUR	4,765	5,494	5,287
Tikehau Motion Midco SARL (4)(5)(7)(29)	E +	6.50%	9.24%	8/22/2031	EUR	10,291	11,867	11,420
Tikehau Motion Midco SARL (4)(5)(6)(7)				8/22/2031	EUR	7,635	(162)	(174)
Total Transportation Infrastructure							17,199	16,533	1.19%

Wireless Telecommunication Services
CCI Buyer, Inc. (4)(6)(9)				5/13/2032		144	(1)	(2)
CCI Buyer, Inc. (4)(9)(24)	SF +	5.00%	9.07%	5/13/2032		1,854	1,840	1,825
Total Wireless Telecommunication Services							1,839	1,823	0.13%
Total First Lien Debt							$1,691,785	$1,674,688	120.57%

Second Lien Debt
Aerospace & Defense
Albers Aerospace Holdings LLC (4)(7)		13.00% (incl 4.00% PIK)	13.00%	6/22/2031		$3,112	$3,073	$3,190
Albers Aerospace Holdings LLC (4)(7)		13.00% (incl 4.00% PIK)	13.00%	6/22/2031		2,013	1,986	2,063
Total Aerospace & Defense							5,059	5,253	0.38%

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments (Unaudited)
September 30, 2026
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Hotels, Restaurants & Leisure
Equinox Holdings, Inc. (4)(7)		16.00% PIK	16.00%	6/30/2027	1,870	1,862	2,005
Total Hotels, Restaurants & Leisure						1,862	2,005	0.14%

Insurance
International Construction Products, LLC (4)(5)(7)		15.25% PIK	15.25%	9/5/2034	3,814	3,814	3,814
Total Insurance						3,814	3,814	0.27%
Total Second Lien Debt						$10,735	$11,072	0.79%

Other Secured Debt
Asset Based Lending and Fund Finance
RGP Holdings 2, LLC (4)(5)(10)(24)	SF +	6.50% PIK	10.57%	10/11/2032	$7,313	$7,193	$7,130
TPG VIII Merlin New Holdings I, L.P. (4)(5)(10)(24)	SF +	6.50%	10.23%	3/15/2027	4,724	4,710	4,711
Total Asset Based Lending and Fund Finance						11,903	11,841	0.85%

Communications Equipment
IPC Intermediate Holdings Corp. (4)(7)		12.00% PIK	12.00%	12/31/2026	981	980	955
Total Communications Equipment						980	955	0.07%

Electric Utilities
IDF 9 Financeco, LLC (4)(15)(24)	SF +	8.50%	12.57%	3/28/2031	2,518	2,500	2,485
Total Electric Utilities						2,500	2,485	0.18%

Entertainment
Chord Searchlight, L.P (4)(5)(10)(24)	SF +	6.25%	10.07%	7/16/2030	16,503	16,303	16,278
Total Entertainment						16,303	16,278	1.17%

Financial Services
GAPCO AIV Interholdco (CP), L.P. (4)(5)(10)(24)	SF +	6.75% PIK	10.82%	3/31/2033	13,509	13,061	13,473
Total Financial Services						13,061	13,473	0.97%

Independent Power and Renewable Electricity Producers
Flatiron Energy Holdco LLC (4)(13)(24)	SF +	6.38%	10.45%	10/1/2029	4,029	3,972	3,952
Flatiron Energy Holdco LLC (4)(13)(24)	SF +	6.38%	10.45%	10/1/2029	5,554	5,482	5,449
Flatiron Energy Holdco LLC (4)(6)(13)(24)	SF +	6.38%	10.45%	10/1/2029	41,261	24,269	24,017
Westlands Electric Power Company Investor, LLC (4)(6)(12)(24)	SF +	6.00%	10.07%	12/6/2030	50,000	41,038	40,858
Total Independent Power and Renewable Electricity Producers						74,761	74,276	5.35%
Total Other Secured Debt						$119,508	$119,308	8.59%

Unsecured Debt
Capital Markets
Constellation Wealth Capital Fund-A-Blocker (LIDO), LLC (4)(7)				2/1/2038	$51	$—	$—
Total Capital Markets						—	—	—%

Financial Services
Freedom Funding Center LLC (7)		12.00%	12.00%	10/1/2037	27,011	27,011	27,351
Total Financial Services						27,011	27,351	1.97%

Health Care Equipment & Supplies
Corza Medical Srl (4)(5)(7)		14.00% PIK	14.00%	2/13/2030	21,469	21,301	21,891

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments (Unaudited)
September 30, 2026
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Total Health Care Equipment & Supplies						21,301	21,891	1.58%

Hotels, Restaurants & Leisure
Dutch Holdings SPV Sub, LLC (4)(5)(7)		12.00%	12.00%	6/30/2033	6,250	6,250	6,242
Total Hotels, Restaurants & Leisure						6,250	6,242	0.45%
Total Unsecured Debt						$54,562	$55,484	4.00%

Structured Finance Investments
Structured Finance
Alp CFO 2025, L.P. (4)(5)(7) - Class A		7.09%	7.09%	7/15/2037	$1,000	$1,000	$983
Alp CFO 2025, L.P. (4)(5)(7) - Class B		9.44%	9.44%	7/15/2037	2,500	2,500	2,427
Alp CFO 2025, L.P. (4)(5)(7) - Class C		12.24%	12.24%	7/15/2037	4,000	4,000	3,853
Alp CFO 2025, L.P. (4)(5)(7)(19) - Subordinated Note				7/15/2037	4,000	4,000	5,530
Ares Secondaries Pbn Finance Co IV LLC (4)(5)(6)(7)(24) - Class A	SF +	2.90%	6.63%	4/14/2039	997	497	510
Ares Secondaries Pbn Finance Co IV LLC (4)(5)(6)(7)(24) - Class C	SF +	8.50%	12.23%	4/14/2039	7,000	3,500	3,558
Coller Private Equity Backed Notes & Loans II-A LP (4)(5)(6)(7)(24) - Class A	SF +	2.95%	6.68%	4/30/2037	1,000	625	625
Coller Private Equity Backed Notes & Loans II-A LP (4)(5)(6)(7)(24) - Class B	SF +	5.20%	8.93%	4/30/2037	1,000	625	622
CRA Issuer, LLC (4)(7) - Class M		10.43%	10.43%	6/28/2061	14,625	14,625	14,196
PBN II Equity Holdings Spv LP (4)(5)(6)(7)(19) - Preferred Equity					4,636	4,203	4,279
PBN II-A Equity Holdings L.P. (4)(5)(6)(7)(19) - Limited Partnership Interest					10,000	7,190	10,121
Total Structured Finance						42,765	46,704	3.36%
Total Structured Finance Investments						$42,765	$46,704	3.36%

Preferred Equity
Aerospace & Defense
Albers Aerospace Holdings LLC (4)(19)(20)(35) - Preferred Units					5,000	$4,292	$5,402
Total Aerospace & Defense						4,292	5,402	0.39%

Beverages
CC Investor Aggregator, L.P. (4)(20)(35) - Class A Units					40,582	40,582	47,974
Total Beverages						40,582	47,974	3.45%

Capital Markets
CB Lido Offshore Blocker X, LLC (4)(20)(35) - Class Z Units					2,947,104	2,947	3,194
Constellation Wealth Capital Fund-A-Blocker (LIDO), LLC (4)(20)(35) - Class Z Units					21,755	121	131
LAL Group Holdings, LLC (4)(20)(35) - Class Z Units					21,932,329	21,772	23,771
Total Capital Markets						24,840	27,096	1.95%

Electric Utilities
IDF 9 Financeco, LLC (4)(19)(20)(35) - Series B Units					1,055,303	1,045	1,265
Total Electric Utilities						1,045	1,265	0.09%

Financial Services
Holdings 2, L.P. (4)(5)(7)(20) - L.P. Interest		11.50%	11.50%		25,000	24,563	24,406
Total Financial Services						24,563	24,406	1.76%

Health Care Equipment & Supplies

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments (Unaudited)
September 30, 2026
(in thousands)

Company (1)	Reference Rate and Spread (2)	Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Herb Partnership, LP (4)(20) - Preferred Stock				7,741,150	7,286	7,273
Total Health Care Equipment & Supplies					7,286	7,273	0.52%

Hotels, Restaurants & Leisure
Sparkle Aggregator, LP (4)(20)(35) - Preferred Stock				12,500	12,500	13,964
The ONE Group Hospitality, Inc. (4)(20)(35) - Preferred Stock				1,000	877	1,131
Total Hotels, Restaurants & Leisure					13,377	15,095	1.09%

Insurance
Navacord Intermediate Holdings Inc (4)(5)(6)(20) - Preferred Stock				3,424	(44)	(109)
Navacord Intermediate Holdings Inc (4)(5)(20)(35) - Preferred Stock				13,696	9,844	9,861
Total Insurance					9,800	9,752	0.70%

Software
Behavox Ltd (4)(5)(20)(35) - Series C Shares				50,000	4,489	4,680
Lava Topco, Inc. (4)(20)(35) - Preferred Stock				25,000	25,000	30,548
Total Software					29,489	35,228	2.54%

Textiles, Apparel & Luxury Goods
Kendra Scott Design Inc (4)(20)(35) - Preferred Stock				2,316,836	24,270	37,984
Total Textiles, Apparel & Luxury Goods					24,270	37,984	2.73%

Wireless Telecommunication Services
CCI Topco, Inc. (4)(20)(35) - Preferred Stock				500	49,005	58,767
Total Wireless Telecommunication Services					49,005	58,767	4.23%
Total Preferred Equity					$228,549	$270,242	19.45%

Other Equity Investments
Aerospace & Defense
AE Co-Investment Partners Fund III-RD LP (4)(6)(20) - LP Interest				300	$201	$200
Albers Aerospace Holdings LLC (4)(19)(20) - Class D Units				24	633	2,955
Total Aerospace & Defense					834	3,155	0.23%

Consumer Staples Distribution & Retail
AP Himalaya Co-Invest, L.P. (4)(20) - LP Interest				9,573	9,655	17,244
Total Consumer Staples Distribution & Retail					9,655	17,244	1.24%

Electric Utilities
IDF 8 Topco, LLC (4)(19)(20) - Series B-1 Units				230,248	230	—
IDF 8 Topco, LLC (4)(19)(20) - Series B-2 Units				230,248	230	—
Total Electric Utilities					460	—	—%

Entertainment
AMR GP Holdings Ltd (4)(5)(20) - Ordinary Shares				1,429	8,588	17,140
Total Entertainment					8,588	17,140	1.23%

Hotels, Restaurants & Leisure
The ONE Group Hospitality, Inc. (20) - A-2 Warrants				11,911	61	19
The ONE Group Hospitality, Inc. (4)(20) - B-2 Warrants				6,667	12	—
Total Hotels, Restaurants & Leisure					73	19	0.00%

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments (Unaudited)
September 30, 2026
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets

Mortgage Real Estate Investment Trusts (REITs)
Claros Mortgage Trust, Inc. (4)(5)(20) - Warrants					188,556	267	78
Total Mortgage Real Estate Investment Trusts (REITs)						267	78	0.01%

Pharmaceuticals
Creek Feeder, L.P. (4)(20) - LP Interest					10,000	10,000	11,476
Total Pharmaceuticals						10,000	11,476	0.83%

Software
Behavox Ltd (4)(5)(20) - Class V Shares					3,120	206	206
Behavox Ltd (4)(5)(20) - Class V Shares					3,120	206	206
Total Software						412	412	0.03%
Total Other Equity Investments						$30,289	$49,524	3.57%
Total Investments - Non-Controlled/Non-Affiliated						$2,178,193	$2,227,022	160.33%

Non-Controlled/Affiliated Investments
First Lien Debt
Entertainment
MBS Services Holdings, LLC (4)(10)(18)(24)	SF +	7.50% PIK	11.41%	8/13/2031	$1,028	$1,028	$1,028
Total Entertainment						1,028	1,028	0.07%

Household Durables
Lasko Operation Holdings, LLC (4)(10)(18)(24)	SF +	6.50%	10.40%	6/4/2030	1,848	1,793	1,357
Total Household Durables						1,793	1,357	0.10%

IT Services
New Era Technology Inc (4)(10)(18)(24)	SF +	6.25% PIK	10.47%	6/30/2030	4,831	4,788	3,687
Total IT Services						4,788	3,687	0.27%
Total First Lien Debt						$7,609	$6,072	0.44%

Preferred Equity
Entertainment
MBS Holdings Topco, LLC (4)(18)(20) - Preferred Units					1,540,034	$1,540	$1,540
Total Entertainment						1,540	1,540	0.11%

IT Services
NE SPV Holdco, LLC (4)(18)(20) - Preferred Units					4,139	3,018	—
Total IT Services						3,018	—	—%
Total Preferred Equity						$4,558	$1,540	0.11%

Other Equity Investments
Entertainment
MBS Holdings Topco, LLC (4)(18)(20) - Common Units					5,678,228	$2,081	$2,081
Total Entertainment						2,081	2,081	0.15%

Household Durables
Lasko Operation Holdings, LLC (4)(18)(20) - Common Shares					891	287	—
Total Household Durables						287	—	—%

IT Services
NE SPV Holdco, LLC (4)(18)(20) - Common Units					4,139	—	—

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments (Unaudited)
September 30, 2026
(in thousands)

Company (1)	Reference Rate and Spread (2)	Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Total IT Services					—	—	—%
Total Other Equity Investments					$2,368	$2,081	0.15%
Total Investments - Non-Controlled/Affiliated					$14,535	$9,693	0.70%
Total Investment Portfolio					$2,192,728	$2,236,715	161.03%

Cash and Cash Equivalents
Dreyfus Government Cash Management (5)		3.76%		12,259	$12,259	$12,259
Goldman Sachs Financial Square Government Fund (5)		3.79%		939	939	939
Cash					28,156	28,156
Total Cash and Cash Equivalents					$41,354	$41,354	2.98%
Total Investment Portfolio, Cash and Cash Equivalents					$2,234,082	$2,278,069	164.01%

(1) Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in U.S. dollars. As of September 30, 2026, the Company had investments denominated in Canadian Dollars (CAD), Euros (EUR), British Pounds (GBP), Japanese Yen (JPY), and Australian Dollars (AUD). All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments and the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral under its credit facility unless otherwise indicated.
(2) The majority of the investments bear interest at a rate that may be determined by reference to the Sterling Overnight Index Average ("SONIA" or "SN"), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate ("SOFR" or "SF"), Canadian Overnight Repo Rate Average ("CORRA" or "C"), Tokyo Overnight Average Rate (“TONA” or “TN”), or Bank Bill Swap Bid Rate ("BBSY" or "B") which reset daily, monthly, quarterly, semiannually or annually. For each such investment, the Company has provided the spread over SONIA, Euribor, SOFR, CORRA, TONA, or BBSY and the current contractual interest rate in effect at September 30, 2026. Certain investments are subject to a SOFR interest rate floor, or rate cap. Certain investments contain a payment-in-kind (“PIK”) provision. SOFR-based contracts may include a credit spread adjustment, which is included within the stated all-in interest rate, if applicable, that is charged in addition to the base rate and the stated spread.
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
(5) The investment is not a qualifying asset, in whole or in part, under Section 55(a) of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2026, non-qualifying assets represented 22.0% of total assets as calculated in accordance with regulatory requirements.
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

Investments-non-controlled/non-affiliated	Commitment Type	Unfunded Commitment	Fair Value
AE Co-Investment Partners Fund III-RD LP	Equity and Other Investments - LP Interest	$100	$—
American Academy Holdings, LLC	1st Lien Senior Secured Revolving Loan	160	(5)
Ares Secondaries Pbn Finance Co IV LLC	Structured Finance Obligations - Debt Instruments	500	7
Ares Secondaries Pbn Finance Co IV LLC	Structured Finance Obligations - Debt Instruments	3,500	29
AVSC Holding Corp.	1st Lien Senior Secured Revolving Loan	581	(1)
Axiom Buyer, LLC	1st Lien Senior Secured Revolving Loan	611	(19)
Blazing Star Shields Direct Parent, LLC	1st Lien Senior Secured Revolving Loan	2,131	—
Carbon Topco, Inc.	1st Lien Senior Secured Revolving Loan	1,065	(7)
CCI Buyer, Inc.	1st Lien Senior Secured Revolving Loan	144	(2)
Certania Beteiligungen GmbH	1st Lien Senior Secured Delayed Draw Loan	1,431	(40)
CF Newco Inc	1st Lien Senior Secured Revolving Loan	3,575	—
Coller Private Equity Backed Notes & Loans II-A LP	Structured Finance Obligations - Debt Instruments	375	—
Coller Private Equity Backed Notes & Loans II-A LP	Structured Finance Obligations - Debt Instruments	375	(1)
CoreWeave Financing DDTL V-V LLC	1st Lien Senior Secured Delayed Draw Loan	446	4
Diagnostic Services Holdings, Inc.	1st Lien Senior Secured Revolving Loan	221	(3)
DigiCert Inc	1st Lien Senior Secured Revolving Loan	4,746	(150)
Einstein Parent Inc	1st Lien Senior Secured Revolving Loan	2,707	(47)
Emma Buyer LLC	1st Lien Senior Secured Delayed Draw Loan	282	1

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments (Unaudited)
September 30, 2026
(in thousands)

Investments-non-controlled/non-affiliated	Commitment Type	Unfunded Commitment	Fair Value
Espresso Bidco Inc.	1st Lien Senior Secured Delayed Draw Loan	289	(11)
Espresso Bidco Inc.	1st Lien Senior Secured Revolving Loan	1,593	(59)
FC Compassus LLC	1st Lien Senior Secured Delayed Draw Loan	1,332	—
FC Compassus LLC	1st Lien Senior Secured Delayed Draw Loan	159	—
FC Compassus LLC	1st Lien Senior Secured Revolving Loan	2,716	—
Flatiron Energy Holdco LLC	Other Secured Debt Delayed Draw Loan	16,462	(312)
Grain Connect Limited	1st Lien Senior Secured Delayed Draw Loan	536	(16)
Grain Connect Limited	1st Lien Senior Secured Delayed Draw Loan	5,249	(157)
Grain Connect Limited	1st Lien Senior Secured Delayed Draw Loan	1,364	(41)
Gymnation Rodney Limited	1st Lien Senior Secured Delayed Draw Loan	1,708	(47)
Harrigan Lumber Co LLC	1st Lien Senior Secured Delayed Draw Loan	2,679	(80)
HB AcquisitionCo Pty Ltd	1st Lien Senior Secured Delayed Draw Loan	1,107	(19)
Indigo Purchaser, Inc.	1st Lien Senior Secured Delayed Draw Loan	1,138	—
Indigo Purchaser, Inc.	1st Lien Senior Secured Revolving Loan	1,942	—
Isotope Finco 2 LLC	1st Lien Senior Secured Delayed Draw Loan	212	1
Montagu Lux Finco Sarl	1st Lien Senior Secured Delayed Draw Loan	5,932	(124)
MRP Buyer LLC	1st Lien Senior Secured Delayed Draw Loan	768	(1)
Navacord Intermediate Holdings Inc	Preferred Equity	2,405	(109)
NTH Degree Purchaser Inc	1st Lien Senior Secured Revolving Loan	1,792	(23)
OG Crimson Parent Inc	1st Lien Senior Secured Delayed Draw Loan	152	—
ONE Group, LLC	1st Lien Senior Secured Revolving Loan	576	(16)
Orthrus Ltd	1st Lien Senior Secured Delayed Draw Loan	1,053	(18)
Patriot Acquisition Topco Sarl	1st Lien Senior Secured Revolving Loan	78	—
PBN II Equity Holdings Spv LP	Structured Finance Obligations - Preferred Equity	970	—
PBN II-A Equity Holdings L.P.	Structured Finance Obligations - LP Interest	2,861	—
Project Evergreen Buyer Inc	1st Lien Senior Secured Delayed Draw Loan	657	(1)
Resurge Buyer LLC	1st Lien Senior Secured Delayed Draw Loan	422	(2)
Retail Services WIS Corporation	1st Lien Senior Secured Delayed Draw Loan	5,186	(118)
Ribbon Communications Operating Company, Inc	1st Lien Senior Secured Revolving Loan	485	(10)
Rocketforce Technologies LLC	1st Lien Senior Secured Delayed Draw Loan	4,276	(83)
Rocketforce Technologies LLC	1st Lien Senior Secured Revolving Loan	2,760	(54)
Saga Mid Co Limited	1st Lien Senior Secured Delayed Draw Loan	11,091	333
Saga Mid Co Limited	1st Lien Senior Secured Delayed Draw Loan	1,841	55
Silver Holdco 2	1st Lien Senior Secured Delayed Draw Loan	1,375	(46)
Solis Mammography Buyer, Inc.	1st Lien Senior Secured Delayed Draw Loan	1,840	(39)
Solis Mammography Buyer, Inc.	1st Lien Senior Secured Revolving Loan	2,935	(48)
Sparkle Holdco 2 Corp.	1st Lien Senior Secured Revolving Loan	2,226	—
Spruce Bidco II Inc	1st Lien Senior Secured Revolving Loan	3,245	(47)
Stack Sports Buyer, LLC	1st Lien Senior Secured Revolving Loan	2,994	(7)
SW Ingredients Holdings, LLC	1st Lien Senior Secured Delayed Draw Loan	2,434	(31)
SW Ingredients Holdings, LLC	1st Lien Senior Secured Revolving Loan	2,315	(29)
Team, Inc.	1st Lien Senior Secured Delayed Draw Loan	3,740	(65)
Tikehau Motion Midco SARL	1st Lien Senior Secured Delayed Draw Loan	8,646	(174)
Tricentis Operations Holdings Inc	1st Lien Senior Secured Delayed Draw Loan	3,748	(106)
Tricentis Operations Holdings Inc	1st Lien Senior Secured Revolving Loan	2,713	(76)
Valence Surface Technologies LLC	1st Lien Senior Secured Delayed Draw Loan	97	—
Valence Surface Technologies LLC	1st Lien Senior Secured Revolving Loan	3,280	(12)
Westlands Electric Power Company Investor, LLC	Other Secured Debt Delayed Draw Loan	8,125	(165)
Xponential Fitness LLC	1st Lien Senior Secured Revolving Loan	395	(13)
YA Intermediate Holdings II LLC	1st Lien Senior Secured Delayed Draw Loan	1,499	(9)
YA Intermediate Holdings II LLC	1st Lien Senior Secured Revolving Loan	329	(2)
Total		$156,677	$(2,015)
(7) There are no interest rate floors on these investments.

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments (Unaudited)
September 30, 2026
(in thousands)

(8) The interest rate floor on these investments as of September 30, 2026 was 0.50%.
(9) The interest rate floor on these investments as of September 30, 2026 was 0.75%.
(10) The interest rate floor on these investments as of September 30, 2026 was 1.00%.
(11) The interest rate floor on these investments as of September 30, 2026 was 1.50%.
(12) The interest rate floor on these investments as of September 30, 2026 was 2.00%.
(13) The interest rate floor on these investments as of September 30, 2026 was 2.50%.
(14) The interest rate floor on these investments as of September 30, 2026 was 2.75%.
(15) The interest rate floor on these investments as of September 30, 2026 was 3.00%.
(16) The interest rate floor on these investments as of September 30, 2026 was 3.25%.
(17) Loan was on non-accrual status as of September 30, 2026.
(18) Under the 1940 Act, the Company is deemed to “control” a portfolio company if the Company owns more than 25% of its outstanding voting securities and/or holds the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company is deemed an “affiliated person” of a portfolio company if the Company owns between 5% and 25% or if the Company and/or its affiliates owns 25% or more, inclusive of the portfolio company’s outstanding voting securities. For purposes of determining the “control” classification of its investment portfolio, the Company has excluded consideration of any voting securities or board appointment rights held by third-party investment funds advised by the Adviser and/or its affiliates. As of September 30, 2026, the Company’s non-controlled/affiliated investments were as follows:

	Fair Value as of December 31, 2025	Gross Additions(a)	Gross Reductions(b)	Change in Unrealized Gains (Loss)	Net Realized Gain (Loss)	Fair Value as of September 30, 2026	Dividend and Interest Income
Non-Controlled/Affiliated Investments
Lasko Operation Holdings, LLC	$2,055	$104	$(13)	$(789)	$—	$1,357	$152
New Era Technology Inc	4,481	361	(2)	(1,153)	—	3,687	361
NE SPV Holdco, LLC	1,980	—	—	(1,980)	—	—	—
MBS Services Holdings, LLC	—	1,031	(3)	—	—	1,028	15
MBS Holdings Topco, LLC	—	3,621	—	—	—	3,621	—
Total Non-Controlled/Affiliated Investments	$8,516	$5,117	$(18)	$(3,922)	$—	$9,693	$528
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

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments (Unaudited)
September 30, 2026
(in thousands)

(20) Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted security” under the Securities Act. As of September 30, 2026, the aggregate fair value of these securities is $323,387, or 23.28% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
Albers Aerospace Holdings LLC	Preferred Units	December 22, 2025
CC Investor Aggregator, L.P.	Class A Units	May 19, 2025
CB Lido Offshore Blocker X, LLC	Class Z Units	August 5, 2025
Constellation Wealth Capital Fund-A-Blocker (Lido), LLC	Class Z Units	August 5, 2025
LAL Group Holdings, LLC	Class Z Units	August 5, 2025
IDF 9 Financeco, LLC	Series B Units	March 28, 2025
Holdings 2, L.P.	LP Interest	February 12, 2026
Herb Partnership, LP	Preferred Stock	May 12, 2026
Sparkle Aggregator, LP	Preferred Stock	January 16, 2026
The ONE Group Hospitality, Inc.	Preferred Stock	May 1, 2024
Navacord Intermediate Holdings Inc	Preferred Stock	February 2, 2026
Navacord Intermediate Holdings Inc	Preferred Stock	February 2, 2026
Behavox Ltd	Series C Shares	June 8, 2026
Lava Topco, Inc.	Preferred Stock	November 10, 2025
Kendra Scott Design Inc	Preferred Stock	September 12, 2024
CCI Topco, Inc.	Preferred Stock	May 13, 2025
AE Co-Investment Partners Fund III-RD LP	LP Interest	August 3, 2026
Albers Aerospace Holdings LLC	Class D Units	December 22, 2025
AP Himalaya Co-Invest, L.P.	LP Interest	September 18, 2024
IDF 8 Topco, LLC	Series B-1 Units	November 18, 2024
IDF 8 Topco, LLC	Series B-2 Units	November 18, 2024
AMR GP Holdings Ltd	Ordinary Shares	July 9, 2024
The ONE Group Hospitality, Inc.	A-2 Warrants	May 1, 2024
The ONE Group Hospitality, Inc.	B-2 Warrants	May 1, 2024
Claros Mortgage Trust, Inc.	Warrants	January 30, 2026
Creek Feeder, L.P.	LP Interest	December 16, 2024
Behavox Ltd	Class V Shares	June 8, 2026
Behavox Ltd	Class V Shares	June 8, 2026
MBS Holdings Topco, LLC	Preferred Units	August 13, 2026
NE SPV Holdco, LLC	Preferred Units	August 21, 2025
MBS Holdings Topco, LLC	Common Units	August 13, 2026
Lasko Operation Holdings, LLC	Common Shares	June 4, 2025
NE SPV Holdco, LLC	Common Units	August 21, 2025
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
(22) The interest rate on these loans is subject to daily SOFR, which as of September 30, 2026 was 3.90%.
(23) The interest rate on these loans is subject to 1 month SOFR, which as of September 30, 2026 was 3.91%.
(24) The interest rate on these loans is subject to 3 month SOFR, which as of September 30, 2026 was 4.08%.
(25) The interest rate on these loans is subject to 6 month SOFR, which as of September 30, 2026 was 4.27%.
(26) The interest rate on these loans is subject to 12 month SOFR, which as of September 30, 2026 was 4.60%.
(27) The interest rate on these loans is subject to 1 month EURIBOR, which as of September 30, 2026 was 2.50%.
(28) The interest rate on these loans is subject to 3 month EURIBOR, which as of September 30, 2026 was 2.62%.
(29) The interest rate on these loans is subject to 6 month EURIBOR, which as of September 30, 2026 was 3.07%.
(30) The interest rate on these loans is subject to SONIA, which as of September 30, 2026 was 3.73%.
(31) The interest rate on these loans is subject to 1 month BBSY, which as of September 30, 2026 was 4.59%.
(32) The interest rate on these loans is subject to 3 month BBSY, which as of September 30, 2026 was 4.82%.
(33) The interest rate on these loans is subject to 1 month CORRA, which as of September 30, 2026 was 2.31%.
(34) The interest rate on these loans is subject to 3 month TONA, which as of September 30, 2026 was 1.23%.

HPS Corporate Capital Solutions Fund
Consolidated Schedule of Investments (Unaudited)
September 30, 2026
(in thousands)

(35) Certain of the Company’s preferred equity investments include contractual provisions that provide for a preferred return. Such return features do not represent contractual interest and do not give rise to recurring income recognition. The economic value of these provisions is considered as part of the Company’s overall fair value determination for the applicable investment.
ADDITIONAL INFORMATION

Foreign currency forward contracts:

Currency Purchased	Notional Purchased	Currency Sold	Notional Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
U.S. Dollars	7,100	Australian Dollars	9,949	SMBC Capital Markets, Inc.	December 23, 2026	$201
U.S. Dollars	2,397	Japanese Yen	380,696	SMBC Capital Markets, Inc.	December 23, 2026	(36)
U.S. Dollars	2,565	Canadian Dollars	3,537	SMBC Capital Markets, Inc.	December 23, 2026	71
U.S. Dollars	49,422	British Pounds	38,444	SMBC Capital Markets, Inc.	December 23, 2026	(1,577)
U.S. Dollars	21,721	Euros	18,751	SMBC Capital Markets, Inc.	December 23, 2026	413
U.S. Dollars	15,947	Euros	13,767	Morgan Stanley	December 23, 2026	303
U.S. Dollars	65,964	British Pounds	48,756	Morgan Stanley	December 23, 2026	1,286
U.S. Dollars	11,889	Canadian Dollars	16,397	Morgan Stanley	December 23, 2026	323
U.S. Dollars	253	Australian Dollars	355	Morgan Stanley	December 23, 2026	7
Total						$991

Interest rate swaps:

Counterparty	Hedged Instrument	Company Receives	Company Pays(1)(2)	Maturity Date	Notional Amount	Fair Market Value	Upfront Payments / Receipts	Change in Unrealized Gains / (Losses)(3)
Morgan Stanley	August 2028 Notes	5.86%	SOFR + 2.27%	8/13/2028	150,000	$(3,263)	$—	$(3,589)
Morgan Stanley	August 2030 Notes	6.20%	SOFR + 2.58%	8/13/2030	200,000	(8,874)	—	(9,281)
Total Interest Rate Swaps						$(12,137)	$—	$(12,870)

(1)Interest payments on the Company’s interest rate swaps are made semi-annually.
(2)The interest rate on the interest rate swaps are subject to 3 month SOFR, which as of September 30, 2026 was 4.08%.
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

HPS Corporate Capital Solutions Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
Note 2. Significant Accounting Policies

Basis of Presentation

The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 6 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair statement of the consolidated financial statements for the interim periods presented have been included. All intercompany balances and transactions have been eliminated. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2026. Certain prior period information has been conformed to the current period presentation and has no effect on the Company’s consolidated financial position or the consolidated results of operations as previously reported.

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

The Company consolidated the results of its wholly-owned subsidiaries HCAP Holdings, LLC, HCAP IDF Holdings, LLC, HCAP Lux Sarl, HCAP ALP Holdings, LLC, HCAP HWD Holdings, LLC, HCAP QS Lux Sarl, HCAP CLR Holdings, LLC, and HCAP COL Holdings (KY), LLC. All intercompany transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of demand deposits and highly liquid investments, such as money market funds, with original maturities of three months or less. Cash and cash equivalents are carried at cost, which approximates fair value. The Company deposits its cash with financial institutions and, at times, may exceed the Federal Deposit Insurance Corporation insured limit.

As of September 30, 2026 and December 31, 2025, the Company held no restricted cash and cash equivalents. As of September 30, 2026 and December 31, 2025, the cost and fair value of cash denominated in foreign currencies was $4.7 million and $4.6 million, respectively, and $2.2 million and $2.2 million, respectively.

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

With respect to the quarterly valuation of investments, the Company undertakes a multi-step valuation process each quarter in connection with determining the fair value of the Company’s investments for which reliable market quotations are not readily available or, in the judgment of the Adviser, not reliable, as of the last calendar day of each quarter, which includes, among other procedures, the following:

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

HPS Corporate Capital Solutions Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
Derivative Instruments

The Company has entered into foreign currency forward contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations in the value of investments denominated in foreign currencies. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another, at a pre-determined price at a future date. Foreign currency forward contracts are marked-to-market at the applicable forward rate. Unrealized appreciation (depreciation) on foreign currency forward contracts are recorded on the Consolidated Statements of Assets and Liabilities by counterparty on a net basis, not taking into account collateral posted which is recorded separately, if applicable. Notional amounts of foreign currency forward contract assets and liabilities are presented separately on the Consolidated Schedules of Investments. Purchases and settlements of foreign currency forward contracts having the same settlement date and counterparty are generally settled net and any realized gains or losses are recognized on the settlement date. As it relates to foreign currency forward contracts, the Company does not utilize hedge accounting and as such, the Company recognizes its derivatives at fair value with changes in the net unrealized appreciation (depreciation) on foreign currency forward contracts recorded on the Consolidated Statements of Operations.

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

The fair value of the Company’s derivatives is recorded on the Consolidated Statements of Assets and Liabilities by security type and counterparty on a net basis, if subject to an enforceable master netting agreement, not taking into account collateral posted which is recorded separately. As of September 30, 2026, $12.2 million of cash collateral pledged was included in other assets on the Consolidated Statements of Assets and Liabilities. As of December 31, 2025, $0.9 million of cash collateral received was invested in a money market fund and included in accrued expenses and other liabilities on the Consolidated Statements of Assets and Liabilities.

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

HPS Corporate Capital Solutions Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
Revenue Recognition

Interest Income

Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the three and nine months ended September 30, 2026, the Company recorded non-recurring interest income of $3.2 million and $5.7 million, respectively (e.g. prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts). For the three and nine months ended September 30, 2025, the Company recorded non-recurring interest income of $0.7 million and $2.2 million, respectively (e.g. prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts).

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2026 and December 31, 2025, there was zero and one portfolio company on non-accrual status, respectively.

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

Dividend Income

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies. To the extent a preferred equity security contains PIK provisions, PIK dividends, computed at the contractual rate specified in each applicable agreement, are accrued and recorded as dividend income and added to the principal balance of the preferred equity security. PIK dividends added to the principal balance are generally collected upon redemption of the equity. For the three and nine months ended September 30, 2026, the Company recorded $1.9 million and $3.0 million of dividend income, respectively. For the three and nine months ended September 30, 2025, the Company recorded $0.0 million and $1.2 million of dividend income, respectively.

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

For the three and nine months ended September 30, 2026, the Company accrued $0.3 million and $1.0 million, respectively, of U.S. federal excise tax. For the three and nine months ended September 30, 2025, the Company accrued $0.2 million and $1.0 million, respectively, of U.S. federal excise tax.

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

HPS Corporate Capital Solutions Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
Distributions

To the extent that the Company has taxable income available, the Company intends to make monthly distributions to its shareholders. Distributions to shareholders are recorded on the record date. All distributions will be paid at the discretion of the Adviser, under delegated authority of the Board and will depend on the Company’s earnings, financial condition, maintenance of the Company’s tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time. Although the gross distribution per share is generally equivalent for each share class, the net distribution for each share class is reduced for any class specific expenses, including shareholder servicing and/or distribution fees, if any.

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

In September 2026, the FASB issued ASU 2026-03, Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions (“ASU 2026-03”), which requires investment companies to consider the effect of contractual sale restrictions when measuring the fair value of equity securities subject to such restrictions. ASU 2026-03 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact of this guidance on its consolidated financial statements.

HPS Corporate Capital Solutions Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
Note 3. Fees, Expenses, Agreements and Related Party Transactions

As of September 30, 2026, the Company had payables due to affiliates of $5.1 million, comprised of $1.3 million of expenses reimbursable to the Administrator pursuant to the Administration Agreement and $3.8 million of other expenses paid on behalf of the Company, which includes $0.1 million of Board of Trustees’ fees. As of December 31, 2025, the Company had payables due to affiliates of $5.6 million, comprised of $1.2 million of expenses reimbursable to the Administrator pursuant to the Administration Agreement and $4.4 million of other expenses paid on behalf of the Company, which includes $0.4 million of Board of Trustees’ fees.

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

HPS Corporate Capital Solutions Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
The management fees, income based incentive fees and capital gains incentive fees (including reversals of previously accrued capital gains incentive fees, as applicable) as well as applicable fee waivers for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Management fees	$4,317	$3,311	$12,613	$8,554
Management fees waived	$—	$—	$—	$(5,243)
Income based incentive fees	$5,419	$4,110	$15,317	$10,804
Income based incentive fees waived	$—	$—	$—	$(6,694)
Capital gains incentive fees	$3,108	$1,818	$1,672	$1,161

The management fee payable, income based incentive fees payable and capital gains incentive fees payable to the Adviser as of September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026	December 31, 2025
Management fees payable	$4,317	$3,772
Income based incentive fees payable	$5,419	$4,683
Capital gains incentive fees payable(1)	$5,357	$3,685

(1)None of which were payable under the Investment Advisory Agreement.

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

For the three and nine months ended September 30, 2026, the Company incurred $0.3 million and $1.3 million, respectively, in expenses under the Administration Agreement, which were recorded in “administrative service expenses” in the Company’s Consolidated Statements of Operations. For the three and nine months ended September 30, 2025, the Company incurred $0.4 million and $1.4 million, respectively, in expenses under the Administration Agreement and the Prior Administration Agreement, which were recorded in “administrative service expenses” in the Company’s Consolidated Statements of Operations. As of September 30, 2026 and December 31,

HPS Corporate Capital Solutions Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
2025 there were $1.3 million and $1.2 million, respectively, of administration service expenses payable by the Company which are included in “due to affiliates” in the Consolidated Statements of Assets and Liabilities.

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

The Managing Dealer agreed to waive the shareholder servicing and/or distribution fees from the Initial Closing through March 31, 2025.

The shareholder servicing and/or distribution fees for three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Shareholder servicing and/or distribution fees	$665	$522	$1,922	$1,526
Shareholder servicing and/or distribution fees waived	$—	$—	$—	$(462)

HPS Corporate Capital Solutions Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
The shareholder servicing and/or distribution fees payable to the Managing Dealer as of September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026	December 31, 2025
Shareholder servicing and/or distribution fees payable	$221	$580

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

The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company on the last business day of the applicable calendar quarter, except to the extent the Adviser has waived its right to receive such payment for the applicable calendar quarter. For the three and nine months ended September 30, 2026, $0.9 million and $1.9 million, respectively, of Adviser-advanced expenses met the conditions for expense recoupment.

HPS Corporate Capital Solutions Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
The following table presents a summary of Expense Payments and the related Reimbursement Payments since the Company's commencement of operations:

Expense Support Quarter	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
June 30, 2024(1)	$2,678	$(1,907)	$771
September 30, 2024	1,855	—	1,855
December 31, 2024	1,555	—	1,555
March 31, 2025	2,061	—	2,061
June 30, 2025	1,256	—	1,256
September 30, 2025	374	—	374
December 31, 2025	730	—	730
Total	$10,509	$(1,907)	$8,602

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

Note 4. Investments

The composition of the Company’s investment portfolio at cost and fair value was as follows:

	September 30, 2026			December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$1,699,394	$1,680,760	75.14%	$1,781,224	$1,795,053	82.42%
Second lien debt	10,735	11,072	0.50	7,894	7,906	0.36
Other secured debt	119,508	119,308	5.33	63,601	64,380	2.96
Unsecured debt	54,562	55,484	2.48	47,040	48,111	2.21
Structured finance investments	42,765	46,704	2.09	17,013	17,206	0.79
Preferred equity	233,107	271,782	12.15	179,845	196,010	9.00
Other equity investments	32,657	51,605	2.31	41,587	49,155	2.26
Total	$2,192,728	$2,236,715	100.00%	$2,138,204	$2,177,821	100.00%

The industry composition of investments at fair value as of September 30, 2026 as compared to December 31, 2025 was as follows:

	September 30, 2026		December 31, 2025
	Fair Value	Percentage of Total Investments at Fair Value	Fair Value	Percentage of Total Investments at Fair Value
Aerospace & Defense	$158,886	7.10%	$152,849	7.02%
Asset Based Lending and Fund Finance	19,576	0.88	21,981	1.01
Automobile Components	32,888	1.47	30,735	1.41

HPS Corporate Capital Solutions Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)

	September 30, 2026		December 31, 2025
	Fair Value	Percentage of Total Investments at Fair Value	Fair Value	Percentage of Total Investments at Fair Value
Automobiles	4,604	0.21	—	—
Beverages	76,053	3.41	73,945	3.40
Capital Markets	31,043	1.39	29,007	1.33
Chemicals	25,122	1.12	26,872	1.23
Commercial Services & Supplies	102,916	4.60	86,302	3.96
Communications Equipment	13,472	0.60	13,731	0.63
Construction & Engineering	2,335	0.10	2,556	0.12
Consumer Staples Distribution & Retail	40,433	1.81	42,132	1.93
Containers & Packaging	1,851	0.08	42,641	1.96
Distributors	—	—	13,558	0.62
Diversified Consumer Services	25,458	1.14	23,596	1.08
Diversified Telecommunication Services	8,352	0.37	2,989	0.14
Electric Utilities	12,767	0.57	10,241	0.47
Electrical Equipment	5,014	0.22	8,405	0.39
Electronic Equipment, Instruments & Components	10,327	0.46	5,638	0.26
Entertainment	50,288	2.25	49,923	2.29
Financial Services	121,828	5.45	83,948	3.85
Food Products	5,011	0.22	622	0.03
Health Care Equipment & Supplies	85,810	3.84	90,621	4.16
Health Care Providers & Services	217,846	9.74	221,208	10.17
Health Care Technology	16,007	0.72	18,473	0.85
Hotels, Restaurants & Leisure	216,816	9.69	132,009	6.06
Household Durables	1,357	0.06	2,055	0.09
Independent Power and Renewable Electricity Producers	233,339	10.44	213,355	9.80
Insurance	67,337	3.01	64,673	2.97
Interactive Media & Services	2,921	0.13	—	—
IT Services	34,613	1.55	13,301	0.61
Leisure Products	11,579	0.52	11,736	0.54
Life Sciences Tools & Services	1,404	0.06	3,054	0.14
Machinery	8,570	0.38	8,843	0.41
Media	—	—	24,149	1.11
Metals & Mining	16,362	0.73	17,015	0.78
Mortgage Real Estate Investment Trusts (REITs)	12,183	0.54	—	—
Multi-Utilities	—	—	2,573	0.12
Oil, Gas & Consumable Fuels	12,637	0.56	—	—
Paper & Forest Products	9,448	0.42	—	—
Pharmaceuticals	78,740	3.52	108,561	4.98
Professional Services	16,467	0.74	14,713	0.68
Real Estate Management & Development	—	—	2,579	0.12
Semiconductors & Semiconductor Equipment	673	0.03	—	—
Software	235,340	10.52	302,168	13.87
Specialty Retail	31,597	1.41	59,487	2.73
Structured Finance	46,704	2.09	17,206	0.79
Textiles, Apparel & Luxury Goods	37,984	1.70	33,117	1.52
Trading Companies & Distributors	15,634	0.70	21,395	0.98
Transportation Infrastructure	16,533	0.74	17,386	0.80
Wireless Telecommunication Services	60,590	2.71	56,473	2.59
Total	$2,236,715	100.00%	$2,177,821	100.00%

HPS Corporate Capital Solutions Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
The geographic composition of investments at cost and fair value was as follows:

	September 30, 2026				December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,914,214	$1,947,144	87.05%	140.19%	$1,823,283	$1,840,885	84.53%	147.51%
United Kingdom	179,673	190,884	8.53	13.74	158,499	172,951	7.94	13.86
Spain	29,597	28,548	1.28	2.06	29,256	29,655	1.36	2.38
Canada	21,348	21,426	0.96	1.54	24,771	25,108	1.15	2.01
France	15,580	16,101	0.72	1.16	21,312	23,217	1.07	1.86
Australia	13,399	13,909	0.62	1.00	32,938	33,807	1.55	2.71
Germany	8,530	8,222	0.37	0.59	8,714	8,830	0.41	0.71
United Arab Emirates	4,366	4,371	0.20	0.31	—	—	—	—
Taiwan	3,021	3,132	0.14	0.23	2,982	3,156	0.14	0.25
Chile	3,000	2,978	0.13	0.21	—	—	—	—
Austria	—	—	—	—	36,449	40,212	1.85	3.22
Total	$2,192,728	$2,236,715	100.00%	161.03%	$2,138,204	$2,177,821	100.00%	174.51%

As of September 30, 2026 and December 31, 2025, there was zero and one portfolio company on non-accrual status, respectively, which represented 0.00% and 0.29% of total debt and income producing investments at fair value, respectively.

As of September 30, 2026 and December 31, 2025, on a fair value basis, 91.3% and 94.3% of performing debt and income producing investments bore interest at a floating rate, respectively, and 8.7% and 5.7% of performing debt and income producing investments bore interest at a fixed rate, respectively.

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

For investments in senior loans (primarily include first and second lien term loans, delayed draws, revolving credit and other secured debt) and preferred equity, the Adviser first analyzes enterprise value based on the weighted average of discounted cash flows, public comparables and merger and acquisition comparables. This analysis is done to ensure, among other things, that the investments have adequate collateral and asset coverage. Once the investment is determined to have adequate asset coverage, the Adviser monitors yields for senior loan investments made from the time of purchase to the month end average yields for similar investments and risk profiles. The Company uses market data, including newly funded transactions, and secondary market data with respect to high-yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield. The change in yield is utilized by the Adviser to discount the anticipated cash flows of the debt or preferred equity investment in order to arrive at a fair value. Further, the Adviser adjusts for material changes in the underlying fundamentals of the issuer, including changes in leverage, as necessary. If the investment does not have adequate coverage, a tranched valuation approach is considered.

For investments in equities, the Adviser may analyze enterprise value based on the weighted average of discounted cash flows, preferred return of cash waterfalls, income and book value metrics, public comparables and merger and acquisition comparables.

Derivative Instruments

Derivative instruments can be exchange-traded or privately negotiated over the-counter (“OTC”) and include forward currency contracts and swap contracts. Forward currency contracts and swap contracts are valued by the Adviser using observable inputs, such as market-based quotations received from the counterparty, dealers or brokers, whenever available and considered reliable. In instances where models are used, the value of an OTC derivative depends upon the contractual terms of, and specific risks inherent in the contract, as well as the availability and reliability of observable inputs. Such inputs include market prices for reference securities, yield curves, volatility assumptions and correlations of such inputs. Certain OTC derivatives can generally be corroborated by market data and are therefore classified within Level 1 or Level 2 of the fair value hierarchy depending on whether or not they are deemed to be actively traded.

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

HPS Corporate Capital Solutions Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
The following tables present the fair value hierarchy of investments and cash equivalents:

	September 30, 2026
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$279,515	$1,401,245	$1,680,760
Second lien debt	—	—	11,072	11,072
Other secured debt	—	—	119,308	119,308
Unsecured debt	—	27,351	28,133	55,484
Structured finance investments	—	—	46,704	46,704
Preferred equity	—	—	271,782	271,782
Other equity investments	—	19	51,586	51,605
Total Investments	$—	$306,885	$1,929,830	$2,236,715
Cash equivalents	$13,198	$—	$—	$13,198

	December 31, 2025
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$313,595	$1,481,458	$1,795,053
Second lien debt	—	—	7,906	7,906
Other secured debt	—	—	64,380	64,380
Unsecured debt	—	—	48,111	48,111
Structured finance investments	—	—	17,206	17,206
Preferred equity	—	—	196,010	196,010
Other equity investments	—	21	49,134	49,155
Total Investments	$—	$313,616	$1,864,205	$2,177,821
Cash equivalents	$9,700	$—	$—	$9,700

The following tables present the change in the fair value of investments for which Level 3 inputs were used to determine fair value:

	Three Months Ended September 30, 2026
	First Lien Debt	Second Lien Debt	Other Secured Debt	Unsecured Debt	Structured Finance Investments	Preferred Equity	Other Equity Investments	Total Investments
Fair value, beginning of period	$1,517,444	$10,045	$79,396	$27,552	$39,466	$262,887	$50,544	$1,987,334
Purchases of investments(1)	67,058	635	9,260	732	5,178	1,539	2,282	86,684
Principal repayments and sales of investments	(142,372)	—	(10,527)	—	(375)	—	(13,205)	(166,479)
Accretion of discount/amortization of premium	3,369	7	263	13	—	—	—	3,652
Net realized gain (loss)	(1,304)	—	—	—	—	—	1,426	122
Net change in unrealized appreciation (depreciation)	(2,172)	385	138	(164)	2,435	7,356	10,539	18,517
Transfers in(2)	—	—	40,778	—	—	—	—	40,778
Transfers out(2)	(40,778)	—	—	—	—	—	—	(40,778)
Fair value, end of period	$1,401,245	$11,072	$119,308	$28,133	$46,704	$271,782	$51,586	$1,929,830
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of September 30, 2026	$(1,544)	$385	$513	$(164)	$2,435	$7,356	$10,539	$19,520

(1)Purchases include PIK interest and PIK dividends, if applicable.
(2)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended September 30, 2026, there were no transfers out of or into level 3. For the three months ended September 30, 2026, transfers between investment types were $40.8 million.

HPS Corporate Capital Solutions Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)

	Nine Months Ended September 30, 2026
	First Lien Debt	Second Lien Debt	Other Secured Debt	Unsecured Debt	Structured Finance Investments	Preferred Equity	Other Equity Investments	Total Investments
Fair value, beginning of period	$1,481,458	$7,906	$64,380	$48,111	$17,206	$196,010	$49,134	$1,864,205
Purchases of investments(1)	231,035	2,823	51,663	8,350	26,127	52,891	2,961	375,850
Principal repayments and sales of investments	(255,059)	—	(30,329)	—	(375)	(2,063)	(13,382)	(301,208)
Accretion of discount/amortization of premium	8,298	18	703	38	—	—	—	9,057
Net realized gain (loss)	206	—	824	—	—	210	1,490	2,730
Net change in unrealized appreciation (depreciation)	(27,744)	325	(978)	(204)	3,746	22,512	11,383	9,040
Transfers in(2)	891	—	33,045	—	—	2,222	—	36,158
Transfers out(2)	(37,840)	—	—	(28,162)	—	—	—	(66,002)
Fair value, end of period	$1,401,245	$11,072	$119,308	$28,133	$46,704	$271,782	$51,586	$1,929,830
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of September 30, 2026	$(21,586)	$325	$(592)	$(204)	$3,746	$22,523	$11,383	$15,595

(1)Purchases include PIK interest and PIK dividends, if applicable.
(2)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the nine months ended September 30, 2026, transfers out of level 3 of $(30.7) million, were due to an increase in the number of market quotations and/or an increase in the reliability of market quotations obtained by the Adviser. For the nine months ended September 30, 2026, transfers into level 3 of $0.9 million were due to a decrease in the number of market quotations and/or a decrease in the reliability of market quotations obtained by the Adviser. For the nine months ended September 30, 2026, transfers between investment types were $35.3 million.

	Three Months Ended September 30, 2025
	First Lien Debt	Second Lien Debt	Other Secured Debt	Unsecured Debt	Structured Finance Investments	Preferred Equity	Other Equity Investments	Total Investments
Fair value, beginning of period	$1,123,989	$4,373	$16,950	$18,271	$83	$124,026	$42,960	$1,330,652
Purchases of investments(1)	286,395	504	45,529	684	15,490	28,212	—	376,814
Principal repayments and sales of investments	(38,288)	—	(1,666)	—	—	—	—	(39,954)
Accretion of discount/amortization of premium	1,547	3	83	12	—	1	—	1,646
Net realized gain (loss)	(3,443)	—	—	—	—	—	—	(3,443)
Net change in unrealized appreciation (depreciation)	5,366	15	101	349	(51)	6,256	1,006	13,042
Transfers in(2)	—	—	7,440	—	—	—	—	7,440
Transfers out(2)	(8,998)	—	—	—	—	—	—	(8,998)
Fair value, end of period	$1,366,568	$4,895	$68,437	$19,316	$15,522	$158,495	$43,966	$1,677,199
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of September 30, 2025	$2,486	$15	$101	$349	$(51)	$6,256	$1,006	$10,162

(1)Purchases include PIK interest, if applicable.
(2)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended September 30, 2025, transfers out of Level 3 of $(1.6) million were due to an increase in the number of market quotations and/or an increase in the reliability of such market quotations obtained by the Adviser. For the three months ended September 30, 2025, transfers between investment types were $7.4 million.

HPS Corporate Capital Solutions Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)

	Nine Months Ended September 30, 2025
	First Lien Debt	Second Lien Debt	Other Secured Debt	Unsecured Debt	Structured Finance Investments	Preferred Equity	Other Equity Investments	Total Investments
Fair value, beginning of period	$701,826	$5,329	$17,960	$17,385	$—	$28,588	$45,225	$816,313
Purchases of investments(1)	757,785	619	50,465	1,876	15,573	118,587	299	945,204
Principal repayments and sales of investments	(99,953)	—	(4,999)	—	—	—	(4,994)	(109,946)
Accretion of discount/amortization of premium	4,215	9	203	37	—	5	—	4,469
Net realized gain (loss)	(3,670)	—	—	—	—	—	—	(3,670)
Net change in unrealized appreciation (depreciation)	10,032	13	66	18	(51)	11,315	3,471	24,864
Transfers in(2)	1,075	—	4,742	—	—	—	—	5,817
Transfers out(2)	(4,742)	(1,075)	—	—	—	—	(35)	(5,852)
Fair value, end of period	$1,366,568	$4,895	$68,437	$19,316	$15,522	$158,495	$43,966	$1,677,199
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of September 30, 2025	$10,125	$13	$66	$18	$(51)	$11,315	$3,471	$24,957

(1)Purchases include PIK interest, if applicable.
(2)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the nine months ended September 30, 2025, transfers out of Level 3 of $(0.0) million were due to an increase in the number of market quotations and/or an increase in the reliability of such market quotations obtained by the Adviser. For the nine months ended September 30, 2025, transfers between investment types were $5.8 million.

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

	September 30, 2026
	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average(1)	Impact to Valuation from an Increase in Input
				Low	High
Investments in first lien debt	$1,361,098	Yield analysis	Discount rate	6.31%	28.68%	11.56%	Decrease
	4,714	Discounted cash flow	Discount rate	6.79%	20.00%	17.12%	Decrease
			Exit multiple	6.45x	8.25x	7.86x	Increase
	30,684	Transactional value	Cost	N/A	N/A	N/A	N/A
	4,749	Market quotations	Broker quoted price	N/A	N/A	N/A	N/A
Investments in second lien debt	11,072	Yield analysis	Discount rate	6.10%	15.25%	12.19%	Decrease
Investments in other secured debt	119,308	Yield analysis	Discount rate	10.44%	14.74%	10.75%	Decrease
Investments in unsecured debt	28,133	Yield analysis	Discount rate	12.00%	13.26%	12.98%	Decrease
Investments in structured finance investments	26,774	Yield analysis	Discount rate	7.28%	13.51%	11.74%	Decrease
	15,651	Estimated Net Asset Value	Net Asset Value	138.25%	141.77%	140.01%	Increase
	4,279	Transactional value	Cost	N/A	N/A	N/A	N/A
Investments in preferred equity	264,840	Yield analysis	Discount rate	6.46%	25.97%	12.45%	Decrease
	1,540	Discounted cash flow	Discount rate	6.79%	6.79%	6.79%	Decrease
			Exit multiple	6.45x	6.45x	6.45x	Increase
	5,402	Transactional value	Cost	N/A	N/A	N/A	N/A
Investments in other equity	29,133	Yield analysis	Discount rate	8.00%	15.67%	9.29%	Decrease
	2,081	Discounted cash flow	Discount rate	6.79%	6.79%	6.79%	Decrease
			Exit multiple	6.45x	6.45x	6.45x	Increase
	20,294	Transactional value	Cost	N/A	N/A	N/A	N/A
	78	Black-Scholes	Volatility	60.00%	60.00%	60.00%	Increase
Total	$1,929,830

HPS Corporate Capital Solutions Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)

	December 31, 2025
	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average(1)	Impact to Valuation from an Increase in Input
				Low	High
Investments in first lien debt	$1,183,807	Yield analysis	Discount rate	6.06%	26.10%	10.89%	Decrease
	11,819	Discounted cash flow	Discount rate	5.66%	20.00%	11.82%	Decrease
			Exit multiple	6.43x	8.75x	7.34x	Increase
	283,259	Transactional value	Cost	N/A	N/A	N/A	N/A
	2,573	Market quotations	Broker quoted price	N/A	N/A	N/A	N/A
Investments in second lien debt	4,961	Yield analysis	Discount rate	15.25%	16.24%	15.58%	Decrease
	2,945	Transactional value	Cost	N/A	N/A	N/A	N/A
Investments in other secured debt	31,310	Yield analysis	Discount rate	10.63%	15.91%	11.71%	Decrease
	33,070	Transactional value	Cost	N/A	N/A	N/A	N/A
Investments in unsecured debt	48,111	Yield analysis	Discount rate	12.78%	13.04%	12.89%	Decrease
Investments in structured finance investments	8,626	Yield analysis	Discount rate	6.23%	12.24%	10.35%	Decrease
	8,580	Transactional value	Cost	N/A	N/A	N/A	N/A
Investments in preferred equity	164,724	Yield analysis	Discount rate	6.80%	24.23%	11.07%	Decrease
	1,980	Discounted cash flow	Discount rate	20.00%	20.00%	20.00%	Decrease
			Exit multiple	8.75x	8.75x	8.75x	Increase
	29,306	Transactional value	Cost	N/A	N/A	N/A	N/A
Investments in other equity	32,580	Yield analysis	Discount rate	8.00%	10.00%	9.33%	Decrease
	15,634	Discounted cash flow	Discount rate	7.31%	7.31%	7.31%	Decrease
			Exit multiple	5.55x	5.55x	5.55x	Increase
	920	Transactional value	Cost	N/A	N/A	N/A	N/A
Total	$1,864,205

(1)Weighted averages are calculated based on fair value of investments.

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

Financial Instruments Not Carried at Fair Value

The following table presents fair value measurements of the Company’s debt obligations as of September 30, 2026 and December 31, 2025, had they been accounted for at fair value:

Debt

	September 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving Credit Facility	$446,906	$446,906	$578,709	$578,709
August 2028 Notes(1)	146,210	147,442	149,589	151,264
August 2030 Notes(1)	190,254	192,741	199,366	202,099
Total	$783,370	$787,089	$927,664	$932,072

(1)As of September 30, 2026 and December 31, 2025, the carrying value of the Company’s Unsecured Notes (as defined below), are presented net of unamortized debt issuance costs. Additionally, the carrying value of the Company’s Unsecured Notes includes the increase (decrease) in the notes carrying value as a result of the qualifying fair value hedge relationship as further described in Note 6. See “Note 7. Borrowings” to the consolidated financial statements for additional disclosure regarding the carrying value of the Company’s debt.

HPS Corporate Capital Solutions Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
The following table presents the fair value hierarchy of the Company’s debt obligations as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Level 1	$—	$—
Level 2	—	—
Level 3	787,089	932,072
Total	$787,089	$932,072

As of September 30, 2026 and December 31, 2025, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, if applicable, or market quotes, if available.

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

The following table summarizes the average notional exposure of the Company’s derivative financial instruments during the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Average notional exposure for foreign currency forward contracts	$196,641	$169,225	$231,471	$135,677
Average notional exposure for interest rate swaps	$350,000	$175,000	$350,000	$70,000

The following tables summarize the aggregate notional amount and fair value of the Company’s derivative financial instruments as of September 30, 2026 and December 31, 2025.

	September 30, 2026
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contracts	$—	$2,604	$—	$2,604	$125,439
Total derivative assets, at fair value	$—	$2,604	$—	$2,604	$125,439

Derivative Liabilities
Foreign currency forward contracts	$—	$(1,613)	$—	$(1,613)	$51,819
Interest rate swaps	—	(12,137)	—	(12,137)	350,000
Total derivative liabilities, at fair value	$—	$(13,750)	$—	$(13,750)	$401,819

HPS Corporate Capital Solutions Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)

	December 31, 2025
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contracts	$—	$129	$—	$129	$96,001
Interest rate swaps	—	733	—	733	350,000
Total derivative assets, at fair value	$—	$862	$—	$862	$446,001

Derivative Liabilities
Foreign currency forward contracts	$—	$(3,223)	$—	$(3,223)	$155,844
Total derivative liabilities, at fair value	$—	$(3,223)	$—	$(3,223)	$155,844

The effect of transactions in derivative instruments that are not designated in a qualifying hedge accounting relationship on the Consolidated Statements of Operations during the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net change in unrealized gain (loss) on foreign currency forward contracts	$6	$5,637	$4,085	$(4,243)
Realized gain (loss) on foreign currency forward contracts	$191	$(2,896)	$77	$(6,905)

The following tables present both gross and net information about derivative instruments eligible for offset in the Consolidated Statements of Assets and Liabilities as of September 30, 2026 and December 31, 2025:

			September 30, 2026
Counterparty	Instrument	Account in the Consolidated Statements of Assets and Liabilities	Gross Amount of Assets	Gross Amount of (Liabilities)	Net Amounts Presented in the Consolidated Statements of Assets and Liabilities	Collateral (Received)/Pledged(1)	Net Amounts(2)
SMBC Capital Markets, Inc.	Foreign currency forward contracts	Derivative liabilities, at fair value	$685	$(1,613)	$(928)	$—	$(928)
Morgan Stanley	Foreign currency forward contracts	Derivative assets, at fair value	$1,919	$—	$1,919	$—	$1,919
Morgan Stanley	Interest rate swaps	Derivative liabilities, at fair value	$—	$(12,137)	$(12,137)	$12,137	$—

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

The table below presents the carrying value of unsecured borrowings as of September 30, 2026 and December 31, 2025, that are designated in a qualifying hedging relationship and the related cumulative hedging adjustment increase (decrease) from current and prior hedging relationships included in such carrying values:

	September 30, 2026		December 31, 2025
Description	Carrying Value	Cumulative Hedging Adjustments	Carrying Value	Cumulative Hedging Adjustments
Unsecured Notes	$336,464	$(12,137)	$348,955	$733

Note 7. Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2026 and December 31, 2025, the Company’s asset coverage was 274.3% and 234.4%, respectively.

As of September 30, 2026 and December 31, 2025, the Company was in compliance with all covenants and other requirements of the Revolving Credit Facility and the Unsecured Notes, as applicable.

The Company’s outstanding debt obligations were as follows:

	September 30, 2026
	Maximum Principal	Outstanding Principal	Carrying Value	Unused Portion(1)	Amount Available(2)
Revolving Credit Facility(3)	$1,150,000	$446,906	$446,906	$703,094	$703,094
August 2028 Notes(4)	150,000	150,000	146,210	—	—
August 2030 Notes(4)	200,000	200,000	190,254	—	—
Total	$1,500,000	$796,906	$783,370	$703,094	$703,094

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
(3)The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of September 30, 2026 and December 31, 2025, the Company had outstanding borrowings denominated in the following non-USD currencies:

	September 30, 2026
	Australian Dollars (AUD)		Euros (EUR)	British Pounds (GBP)
Revolving Credit Facility	A$	10,203	€39,421	£9,299

	December 31, 2025
	Australian Dollars (AUD)		Euros (EUR)	British Pounds (GBP)
Revolving Credit Facility	A$	10,203	€39,421	£9,299

(4)As of September 30, 2026 and December 31, 2025, the carrying value of the Company's Unsecured Notes are presented net of unamortized debt issuance costs, in the below table. Additionally, the carrying value of the Company's Unsecured Notes includes the increase (decrease) in the notes carrying value as a result of the qualifying fair value hedge relationship as disclosed in the below table, and as further described above.

	September 30, 2026		December 31, 2025
	Unamortized Debt Issuance Costs	Cumulative Change in the Notes Carrying Value as a Result of the Qualifying Fair Value Hedge Relationship	Unamortized Debt Issuance Costs	Cumulative Change in the Notes Carrying Value as a Result of the Qualifying Fair Value Hedge Relationship
August 2028 Notes	$(527)	$(3,263)	$(737)	$326
August 2030 Notes	(872)	(8,874)	(1,041)	407
Total	$(1,399)	$(12,137)	$(1,778)	$733

Revolving Credit Facility

On April 8, 2024, the Company, as borrower, entered into a senior secured revolving credit facility (the “Revolving Credit Facility”) pursuant to a Senior Secured Revolving Credit Agreement (as amended from time to time, the “Revolving Credit Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, the lenders party thereto (the “Revolving Credit Facility Lenders”), and JPMorgan Chase Bank, N.A. and Sumitomo Mitsui Banking Corporation, as joint bookrunners and joint lead arrangers. On August 4, 2026, the Company, as borrower, entered into Amendment No. 2 to the Revolving Credit Agreement (the “Revolving Credit Agreement Amendment”), amending the Revolving Credit Agreement, dated as of April 8, 2024 and, among other changes, removed the credit spread adjustment of 0.10% that was previously added to the Term SOFR Rate applicable to U.S. dollar loans. The following describes the terms of the Revolving Credit Facility as modified through the Revolving Credit Agreement Amendment.

The Company may borrow amounts in U.S. dollars or certain other permitted currencies under the Revolving Credit Facility. Advances under the Revolving Credit Facility drawn in U.S. dollars will initially bear interest at a per annum rate equal to 0.65% or 0.775% plus an “alternate base rate” in the case of any ABR Loan and 1.65% or 1.775% plus the Term SOFR Rate in the case of any other Loan, in each case, depending on the Company’s rate option election and borrowing base. Advances under the Revolving Credit Facility drawn in currencies other than U.S. dollars will initially bear interest at a per annum rate equal to 1.65% or 1.775%, in each case depending

HPS Corporate Capital Solutions Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
on the Company’s borrowing base, plus any applicable credit spread adjustment, plus certain local rates consistent with market standards. The Company also pays a fee of 0.325% on average daily undrawn amounts under the Revolving Credit Facility.

The maximum principal amount of the Revolving Credit Facility is $1,150 million (increased from $1,125 million on August 4, 2026), subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness, with an accordion provision to permit increases to the total facility amount up to $1,725 million subject to the satisfaction of certain conditions.

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

The availability period under the Revolving Credit Facility will terminate on August 4, 2030 (the “Revolving Credit Facility Commitment Termination Date”) and the Revolving Credit Facility will mature on August 4, 2031 (the “Revolving Credit Facility Maturity Date”). During the period from the Revolving Credit Facility Commitment Termination Date to the Revolving Credit Facility Maturity Date, the Company will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales, recovery events and/or equity or debt issuances.

Unsecured Notes

The Company issued unsecured notes to institutional investors in private placements, as further described below: August 2028 Notes and August 2030 Notes (each as defined in the table below), which are collectively referred to herein as the “Unsecured Notes”. The Unsecured Notes were issued pursuant to master note purchase agreements, as supplemented.

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

In connection with the Unsecured Notes, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under each of the respective interest rate swap agreements, the Company receives a fixed interest rate per annum and pays a floating interest rate of 3-month Term SOFR, as applicable, plus an applicable spread per annum on the aggregate principal amount of the Unsecured Notes. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship. See “Interest rate swaps” in the Consolidated Schedule of Investments for the notional amount, fixed interest rate, floating interest rate and maturity date of each interest rate swap.

The following table summarizes the Company’s Unsecured Notes:

	Issuance Date	Aggregate Principal	Maturity Date	Fixed Interest Rate	Floating Interest Rate on Related Interest Rate Swap
August 2028 Notes	8/13/2025	$150,000	8/13/2028	5.86%	SF + 2.27%
August 2030 Notes	8/13/2025	$200,000	8/13/2030	6.20%	SF + 2.58%

HPS Corporate Capital Solutions Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
As of September 30, 2026 and December 31, 2025, $3.4 million and $9.7 million, respectively, of interest expense and $0.4 million and $0.5 million, respectively, of unused commitment fees were included in interest payable.

The following table summarizes the average principal debt outstanding and the weighted average interest rate on all borrowings outstanding for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Average principal debt outstanding	$838,110	$726,040	$892,628	$541,760
Weighted average interest rate(1)	6.3%	6.8%	6.2%	6.9%

(1)The weighted average interest rate includes unused fees, amortization of deferred financing costs and debt issuance costs, and the net interest on interest rate swaps accounted for as hedges.

The components of interest expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Borrowing interest expense	$12,076	$11,291	$38,216	$25,625
Facility unused fees	542	337	1,438	914
Amortization of financing costs	355	307	1,034	808
Amortization of debt issuance costs	128	68	379	68
Net (gain) loss from interest rate swaps accounted for as hedges and the related hedged items	248	370	513	370
Total interest expense	$13,349	$12,373	$41,580	$27,785
Cash paid for interest expense	$18,116	$9,379	$46,582	$24,608

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

The Company’s investment portfolio may require the Company to provide funding when requested by portfolio companies in accordance with underlying agreements. As of September 30, 2026 and December 31, 2025, the Company’s unfunded investment commitments were as follows:

	September 30, 2026	December 31, 2025
Unfunded revolving loan commitments	$48,315	$62,082
Unfunded delayed draw loan commitments	97,276	170,787
Unfunded preferred equity commitments	2,405	—
Unfunded equity and other investment commitments	100	—
Unfunded structured finance obligation commitments	8,581	14,535
Total Unfunded Commitments	$156,677	$247,404

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2026, management is not aware of any material pending or threatened litigation.

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

As of April 8, 2024, the Company had satisfied the minimum offering requirement, and the Company’s Board had authorized the release of proceeds from escrow. As of such date, the Company issued and sold 8,827,880 shares at an offering price of $25.00 per share, and the Board authorized the release of $220.7 million to the Company as payment for such shares. Under the terms of the Company’s Declaration of Trust, all Common Shares have equal rights as to voting and, when they are issued, will be duly authorized, validly issued, fully paid and nonassessable.

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

The following table summarizes transactions in Common Shares during the three and nine months ended September 30, 2026:

	Three Months Ended September 30, 2026		Nine Months Ended September 30, 2026
	Shares	Amount	Shares	Amount
CLASS I
Subscriptions	589,868	$16,069	1,496,469	$40,546
Share transfers between classes	—	—	—	—
Distributions reinvested	103,801	2,811	354,744	9,584
Share repurchases	(363,978)	(9,937)	(1,238,844)	(33,472)
Early repurchase deduction	—	0	—	19
Net increase (decrease)	329,691	$8,943	612,369	$16,677
CLASS D
Subscriptions	1,317,230	$35,759	5,365,513	$145,010
Share transfers between classes	—	—	—	—
Distributions reinvested	537,935	14,570	1,862,140	50,316
Share repurchases	(582,869)	(15,912)	(3,067,549)	(82,750)
Early repurchase deduction	—	0	—	60
Net increase (decrease)	1,272,296	$34,417	4,160,104	$112,636
CLASS S
Subscriptions	—	$—	—	$—
Share transfers between classes	—	—	—	—
Distributions reinvested	—	—	—	—
Share repurchases	—	—	—	—
Early repurchase deduction	—	0	—	0
Net increase (decrease)	—	$—	—	$—
Total net increase (decrease)	1,601,987	$43,360	4,772,473	$129,313

HPS Corporate Capital Solutions Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
The following table summarizes transactions in Common Shares during the three and nine months ended September 30, 2025:

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
	Shares	Amount	Shares	Amount
CLASS I
Subscriptions	557,524	$14,838	557,524	$14,838
Share transfers between classes	8,838,263	233,869	8,838,263	233,869
Distributions reinvested	—	—	—	—
Share repurchases	—	—	—	—
Early repurchase deduction	—	0	—	0
Net increase (decrease)	9,395,787	$248,707	9,395,787	$248,707
CLASS D
Subscriptions	3,287,970	$87,312	14,389,133	$378,143
Share transfers between classes	(8,838,778)	(233,883)	(8,838,778)	(233,883)
Distributions reinvested	467,051	12,349	1,471,840	38,544
Share repurchases	(105,214)	(2,817)	(511,203)	(13,551)
Early repurchase deduction	—	0	—	0
Net increase (decrease)	(5,188,971)	$(137,039)	6,510,992	$169,253
CLASS S
Subscriptions	—	$—	—	$—
Share transfers between classes	515	14	515	14
Distributions reinvested	—	—	—	—
Share repurchases	—	—	—	—
Early repurchase deduction	—	0	—	0
Net increase (decrease)	515	$14	515	$14
Total net increase (decrease)	4,207,331	$111,682	15,907,294	$417,974

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

HPS Corporate Capital Solutions Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
Distributions

The Company declares monthly distribution amounts per share of Class I Common Shares, Class D Common Shares and Class S Common Shares payable monthly in arrears. The record date for each distribution was the last calendar date of the month in which such distribution was declared. The following tables present distributions that were declared during the nine months ended September 30, 2026:

		Class I		Class D		Class S
Declaration Date	Payment Date	Total Distribution Per Share	Distribution Amount	Total Distribution Per Share(1)	Distribution Amount	Total Distribution Per Share(1)	Distribution Amount
January 27, 2026	February 27, 2026	$0.1390	$1,624	$0.1333	$4,760	$0.1195	$0
February 27, 2026	March 31, 2026	0.1390	1,654	0.1338	4,847	0.1213	0
March 26, 2026	April 29, 2026	0.1390	1,675	0.1333	5,054	0.1195	0
March 26, 2026 (2)	April 30, 2026	0.1600	1,929	0.1600	6,066	0.1600	0
April 24, 2026	May 29, 2026	0.1390	1,676	0.1335	5,047	0.1202	0
May 27, 2026	June 30, 2026	0.1390	1,702	0.1333	5,134	0.1196	0
June 23, 2026	July 30, 2026	0.1390	1,710	0.1335	5,239	0.1202	0
June 23, 2026 (2)	July 31, 2026	0.1100	1,353	0.1100	4,317	0.1100	0
July 27, 2026	August 31, 2026	0.1390	1,636	0.1333	5,088	0.1196	0
August 25, 2026	September 30, 2026	0.1390	1,656	0.1332	5,202	0.1194	0
September 22, 2026	October 29, 2026	0.1390	1,719	0.1334	5,262	0.1199	0
September 22, 2026 (2)	October 30, 2026	0.1250	1,546	0.1250	4,931	0.1250	0
Total		$1.6460	$19,880	$1.5956	$60,947	$1.4742	$0
(1)Base distributions per share are net of shareholder servicing and/or distribution fees.
(2)Represents a special distribution.

The following table presents distributions that were declared during the nine months ended September 30, 2025:

		Class I		Class D		Class S
Declaration Date	Payment Date	Total Distribution Per Share	Distribution Amount	Total Distribution Per Share(1)	Distribution Amount	Total Distribution Per Share(1)	Distribution Amount
January 29, 2025	April 30, 2025	$—	$—	$0.1340	$3,620	$—	$—
February 26, 2025	April 30, 2025	—	—	0.1340	3,777	—	—
March 27, 2025	April 28, 2025	—	—	0.1340	4,142	—	—
March 27, 2025 (2)	April 30, 2025	—	—	0.1000	3,091	—	—
April 25, 2025	July 31, 2025	—	—	0.1326	4,562	—	—
May 28, 2025	July 31, 2025	—	—	0.1324	4,814	—	—
June 24, 2025	July 29, 2025	—	—	0.1326	4,931	—	—
June 24, 2025 (2)	July 31, 2025	—	—	0.1500	5,579	—	—
July 23, 2025	October 31, 2025	0.1380	1,098	0.1324	4,025	0.1189	0
August 26, 2025	October 31, 2025	0.1380	1,136	0.1324	4,178	0.1188	0
September 24, 2025	October 29, 2025	0.1380	1,297	0.1325	4,200	0.1194	0
September 24, 2025 (2)	October 31, 2025	0.1000	940	0.1000	3,170	0.1000	0
Total		$0.5140	$4,471	$1.5469	$50,089	$0.4571	$0
(1)Base distributions per share are net of shareholder servicing and/or distribution fees. The Managing Dealer agreed to waive the shareholder servicing and/or distribution fee from the Initial Closing through March 31, 2025.
(2)Represents a special distribution.

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

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its Common Shares during the nine months ended September 30, 2026:

	Class I		Class D		Class S
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.6460	$19,880	$1.5956	$60,947	$1.4742	$0
Net realized gains	—	—	—	—	—	—
Total	$1.6460	$19,880	$1.5956	$60,947	$1.4742	$0

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

The following tables summarize the share repurchases completed during the nine months ended September 30, 2026 and 2025:

Repurchase Request Deadline	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)
March 3, 2026	5.00%	March 31, 2026	$28,992	1,078,563	2.34%
June 8, 2026	5.00%	June 30, 2026	$61,381	2,280,983	4.67%
September 4, 2026	5.00%	September 30, 2026	$25,849	946,847	1.92%

Repurchase Request Deadline	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)
March 4, 2025	5.00%	March 31, 2025	$—	—	—%
May 30, 2025	5.00%	June 30, 2025	$10,734	405,989	1.31%
August 29, 2025	5.00%	September 30, 2025	$2,817	105,214	0.29%

(1)Percentage is based on total outstanding shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.
(2)Amounts not inclusive of Early Repurchase Deduction, if applicable.

Note 10. Financial Highlights and Senior Securities

The following are the financial highlights for the nine months ended September 30, 2026:

	Nine Months Ended September 30, 2026
	Class I	Class D	Class S
Per Share Data:
Net asset value, beginning of period	$27.07	$27.07	$27.07
Net investment income (1)	1.66	1.61	1.49
Net unrealized and realized gain (loss) (2)	0.22	0.22	0.21
Net increase (decrease) in net assets resulting from operations	1.88	1.83	1.70
Distributions from net investment income (3)	(1.65)	(1.60)	(1.47)
Distributions from net realized gains (3)	—	—	—
Net increase (decrease) in net assets from shareholders' distributions	(1.65)	(1.60)	(1.47)
Early repurchase deduction fees (6)	—	—	—
Total increase (decrease) in net assets	0.23	0.23	0.23
Net asset value, end of period	$27.30	$27.30	$27.30
Shares outstanding, end of period	12,003,403	38,864,690	515
Total return based on NAV (4)	7.15%	6.95%	6.48%
Ratios:
Ratio of net expenses to average net assets (5)	7.80%	8.05%	8.65%
Ratio of net investment income to average net assets (5)	8.24%	7.98%	7.40%
Portfolio turnover rate	19.25%	19.25%	19.25%
Supplemental Data:
Net assets, end of period	$327,749	$1,061,174	$14
Asset coverage ratio	274.3%	274.3%	274.3%

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

HPS Corporate Capital Solutions Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
(5)For the nine months ended September 30, 2026, amounts are annualized except for the capital gains incentive fee. For the nine months ended September 30, 2026, the ratio of net expenses to average net assets consisted of the following:

	Nine Months Ended September 30, 2026
	Class I	Class D	Class S
Interest expense	4.10%	4.09%	4.10%
Management fees	1.24	1.24	1.24
Income based incentive fees	1.51	1.51	1.51
Capital gains incentive fees	0.12	0.13	0.12
Shareholder servicing and/or distribution fees	—	0.25	0.85
Operating expenses (including excise tax)	0.64	0.65	0.65
Ratio of total expenses to average net assets	7.61	7.87	8.47
Recoupment of expense support	0.19	0.18	0.18
Ratio of net expenses to average net assets	7.80%	8.05%	8.65%
(6)The per share amount rounds to less than 0.01 per share.

The following are the financial highlights for the nine months ended September 30, 2025:

	Nine Months Ended September 30, 2025
	Class I (6)	Class D	Class S (6)
Per Share Data:
Net asset value, beginning of period	$26.44	$25.99	$26.44
Net investment income (1)	0.55	2.18	0.49
Net unrealized and realized gain (loss) (2)	0.30	0.16	0.31
Net increase (decrease) in net assets resulting from operations	0.85	2.34	0.80
Distributions from net investment income (3)	(0.51)	(1.55)	(0.46)
Distributions from net realized gains (3)	—	—	—
Net increase (decrease) in net assets from shareholders' distributions	(0.51)	(1.55)	(0.46)
Early repurchase deduction fees (7)	—	—	—
Total increase (decrease) in net assets	0.34	0.79	0.34
Net asset value, end of period	$26.78	$26.78	$26.78
Shares outstanding, end of period	9,395,787	31,595,277	515
Total return based on NAV (4)	3.23%	9.18%	3.01%
Ratios:
Ratio of net expenses to average net assets (5)	8.20%	6.08%	9.01%
Ratio of net investment income to average net assets (5)	8.73%	10.60%	7.87%
Portfolio turnover rate	4.81%	11.74%	4.81%
Supplemental Data:
Net assets, end of period	$251,595	$846,050	$14
Asset coverage ratio	223.0%	223.0%	223.0%

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
(5)For the nine months ended September 30, 2025, amounts are annualized except for the capital gains incentive fee, management fee and income based incentive fee waivers, shareholder servicing and/or distribution fee waiver and excise tax expense. For the nine months ended September 30, 2025, the ratio of net expenses to average net assets consisted of the following:

HPS Corporate Capital Solutions Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)

	Nine Months Ended September 30, 2025
	Class I	Class D	Class S
Interest expense	4.64%	3.97%	4.62%
Management fees	1.24	1.24	1.24
Income based incentive fees	1.54	1.57	1.53
Capital gains incentive fees	0.18	0.09	0.17
Shareholder servicing and/or distribution fees	—	0.25	0.85
Operating expenses (including excise tax)	0.72	0.98	0.74
Ratio of total expenses to average net assets	8.32	8.10	9.15
Expense support and applicable fee waivers	(0.12)	(2.02)	(0.14)
Ratio of net expenses to average net assets	8.20%	6.08%	9.01%
(6)Class I Common Shares and Class S Common Shares commenced operations on July 1, 2025.
(7)The per share amount rounds to less than 0.01 per share.

The following is information about the Company’s senior securities as of the dates indicated in the table below (dollar amounts in thousands):

	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
September 30, 2026	$446,906	2,742.9	—	N/A
December 31, 2025	$578,709	2,343.8	—	N/A
December 31, 2024	$289,761	3,249.7	—	N/A
August 2028 Notes
September 30, 2026	$150,000	2,742.9	—	N/A
December 31, 2025	$150,000	2,343.8	—	N/A
August 2030 Notes
September 30, 2026	$200,000	2,742.9	—	N/A
December 31, 2025	$200,000	2,343.8	—	N/A

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

HPS Corporate Capital Solutions Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
Note 11. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no additional subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the consolidated financial statements as of September 30, 2026, except as discussed below.

Subscriptions

The Company received $8.7 million of net proceeds relating to the issuance of common shares for subscriptions effective October 1, 2026.

The Company received $16.1 million of net proceeds relating to the issuance of common shares for subscriptions effective November 1, 2026.

Distributions Declarations

On October 23, 2026, the Company declared net distributions of $0.1390 per Class I Common Share, $0.1332 per Class D Common Share, and $0.1193 per Class S Common Share, all of which are payable on or about November 30, 2026 to shareholders of record as of October 31, 2026.

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

The capital appreciation portion of our portfolio focuses on investments in privately negotiated junior capital investments, including preferred equity, convertible preferred equity, and to a lesser extent, select common or other equity investments, or select junior debt or debt-like securities. In connection with this portion of the portfolio, we will seek to invest primarily in large scale companies (average EBITDA typically in excess of $400 million) in developed markets that operate in industries we believe are less cyclical and have relatively low capital intensity. Returns associated with this portion of the portfolio are also expected to be derived primarily from realized and unrealized gains and losses, including through preference accruals received at investment realization.

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

Revenues

We generate revenues in the form of interest and fee income on debt investments, capital gains, and dividend income from our equity investments in our portfolio companies. Our senior and subordinated debt investments are expected to bear interest at a fixed or floating rate. Interest on debt securities is generally payable monthly, quarterly or semiannually. In some cases, some of our investments may provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued but unpaid PIK interest generally will become due at the maturity date. In addition, we may generate revenue from various fees in the ordinary course of business such as in the form of structuring, consent, waivers, amendment, syndication, and other miscellaneous fees. Original issue discounts and market discounts or premiums will be capitalized, and we will accrete or amortize such amounts as interest income. We will record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts.

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

Portfolio and Investment Activity

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	Three Months Ended September 30,
	2026	2025
Total investments, beginning of period	$2,248,112	$1,632,151
New investments purchased, including net revolver activity	155,628	427,796
Payment-in-kind income capitalized	5,552	6,333
Net accretion of discount and amortization of premium on investments	3,752	1,956
Net realized gain (loss) on investments	(1,040)	(3,481)
Investments sold or repaid	(219,276)	(94,216)
Total investments, end of period	$2,192,728	$1,970,539

The following table presents certain selected information regarding our investment portfolio:

	September 30, 2026	December 31, 2025
Weighted average yield on debt and income producing investments, at amortized cost(1)	10.7%	10.4%
Weighted average yield on debt and income producing investments, at fair value(1)	10.8%	10.3%
Weighted average yield on total portfolio, at amortized cost(2)	9.4%	9.3%
Weighted average yield on total portfolio, at fair value(2)	9.3%	9.1%
Number of portfolio companies	196	188
Weighted average EBITDA (in millions)(3)	$237	$229
Weighted average loan-to-value (“LTV”)(4)	46%	46%
Percentage of performing debt and income producing investments bearing a floating rate, at fair value	91.3%	94.3%
Percentage of performing debt and income producing investments bearing a fixed rate, at fair value	8.7%	5.7%

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

Our investments consisted of the following:

	September 30, 2026			December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$1,699,394	$1,680,760	75.14%	$1,781,224	$1,795,053	82.42%
Second lien debt	10,735	11,072	0.50	7,894	7,906	0.36
Other secured debt	119,508	119,308	5.33	63,601	64,380	2.96
Unsecured debt	54,562	55,484	2.48	47,040	48,111	2.21
Structured finance investments	42,765	46,704	2.09	17,013	17,206	0.79
Preferred equity	233,107	271,782	12.15	179,845	196,010	9.00
Other equity investments	32,657	51,605	2.31	41,587	49,155	2.26
Total	$2,192,728	$2,236,715	100.00%	$2,138,204	$2,177,821	100.00%

As of September 30, 2026 and December 31, 2025, we had certain investments in zero and one portfolio company on non-accrual status, respectively. The following table shows the fair value of our performing and non-accrual debt and other income producing investments as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
	Fair Value	Percentage	Fair Value	Percentage
Performing debt and income producing investments	$1,923,334	100.00%	$1,920,208	99.71%
Non-accrual(1)	—	—	5,570	0.29
Total	$1,923,334	100.00%	$1,925,778	100.00%

(1)Investments on non-accrual represented 0.00% and 0.35% of amortized cost of total debt and income producing investments as of September 30, 2026 and December 31, 2025, respectively.

The table below describes investments by industry composition based on fair value as of September 30, 2026 as compared to December 31, 2025:

	September 30, 2026	December 31, 2025
Aerospace & Defense	7.10%	7.02%
Asset Based Lending and Fund Finance	0.88	1.01
Automobile Components	1.47	1.41
Automobiles	0.21	—
Beverages	3.41	3.40
Capital Markets	1.39	1.33
Chemicals	1.12	1.23
Commercial Services & Supplies	4.60	3.96
Communications Equipment	0.60	0.63
Construction & Engineering	0.10	0.12
Consumer Staples Distribution & Retail	1.81	1.93
Containers & Packaging	0.08	1.96
Distributors	—	0.62
Diversified Consumer Services	1.14	1.08
Diversified Telecommunication Services	0.37	0.14
Electric Utilities	0.57	0.47
Electrical Equipment	0.22	0.39
Electronic Equipment, Instruments & Components	0.46	0.26
Entertainment	2.25	2.29
Financial Services	5.45	3.85
Food Products	0.22	0.03
Health Care Equipment & Supplies	3.84	4.16
Health Care Providers & Services	9.74	10.17

	September 30, 2026	December 31, 2025
Health Care Technology	0.72	0.85
Hotels, Restaurants & Leisure	9.69	6.06
Household Durables	0.06	0.09
Independent Power and Renewable Electricity Producers	10.44	9.80
Insurance	3.01	2.97
Interactive Media & Services	0.13	—
IT Services	1.55	0.61
Leisure Products	0.52	0.54
Life Sciences Tools & Services	0.06	0.14
Machinery	0.38	0.41
Media	—	1.11
Metals & Mining	0.73	0.78
Mortgage Real Estate Investment Trusts (REITs)	0.54	—
Multi-Utilities	—	0.12
Oil, Gas & Consumable Fuels	0.56	—
Paper & Forest Products	0.42	—
Pharmaceuticals	3.52	4.98
Professional Services	0.74	0.68
Real Estate Management & Development	—	0.12
Semiconductors & Semiconductor Equipment	0.03	—
Software	10.52	13.87
Specialty Retail	1.41	2.73
Structured Finance	2.09	0.79
Textiles, Apparel & Luxury Goods	1.70	1.52
Trading Companies & Distributors	0.70	0.98
Transportation Infrastructure	0.74	0.80
Wireless Telecommunication Services	2.71	2.59
Total	100.00%	100.00%

The table below describes investments by geographic composition based on fair value:

	September 30, 2026	December 31, 2025
United States	87.05%	84.53%
United Kingdom	8.53	7.94
Spain	1.28	1.36
Canada	0.96	1.15
France	0.72	1.07
Australia	0.62	1.55
Germany	0.37	0.41
United Arab Emirates	0.20	—
Taiwan	0.14	0.14
Chile	0.13	—
Austria	—	1.85
Total	100.00%	100.00%

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
•attendance at and participation in board meetings or presentations by portfolio companies; and

•review of monthly and quarterly financial statements and financial projections of portfolio companies.

Results of Operations

The following table represents our operating results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total investment income	$55,872	$45,187	$162,932	$115,322
Net expenses	29,498	23,685	80,647	39,719
Net investment income before excise tax	26,374	21,502	82,285	75,603
Excise tax expense	302	179	993	975
Net investment income after excise tax	26,072	21,323	81,292	74,628
Net realized gain (loss)	(724)	(6,411)	1,152	(11,003)
Net change in unrealized appreciation (depreciation)	21,442	18,540	9,993	18,746
Net increase (decrease) in net assets resulting from operations	$46,790	$33,452	$92,437	$82,371

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

Investment income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income	$49,157	$37,902	$141,464	$97,817
Payment-in-kind interest income	4,582	6,900	17,488	15,738
Dividend income	1,910	—	3,036	1,195
Other income	223	385	944	572
Total investment income	$55,872	$45,187	$162,932	$115,322

Total investment income increased to $55.9 million and $162.9 million, respectively, for the three and nine months ended September 30, 2026, from $45.2 million and $115.3 million, respectively, for the same periods in the prior year, primarily driven by an increased investment portfolio as we continued to deploy capital. Interest income increased as a result of an increase in our performing debt and income producing investments’ funded par, which increased to $1,970.3 million as of September 30, 2026, from $1,819.0 million in the prior year. As of September 30, 2026, the fair value of our performing debt and income producing investments was $1,923.3 million, with a weighted average yield of 10.8%. As of September 30, 2025, the fair value of our performing debt and income producing investments was $1,787.9 million, with a weighted average yield of 10.7%.

PIK income represented 8.2% and 10.8%, respectively, of total investment income for the three and nine months ended September 30, 2026, as compared to 15.3% and 13.6%, respectively, for the same periods in the prior year. We expect that PIK income will vary based on the elections of certain borrowers.

Expenses

Expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest expense	$13,349	$12,373	$41,580	$27,785
Management fees	4,317	3,311	12,613	8,554
Income based incentive fees	5,419	4,110	15,317	10,804
Capital gains incentive fees	3,108	1,818	1,672	1,161
Shareholder servicing and/or distribution fees
Class D	665	522	1,922	1,526
Class S	0	0	0	0
Professional fees	704	727	1,948	1,930
Board of Trustees’ fees	109	99	308	258
Administrative service expenses	341	371	1,324	1,362
Other general & administrative	586	640	1,843	1,805
Amortization of continuous offering costs	40	88	213	624
Excise tax expense	302	179	993	975
Total expenses (including excise tax expense)	28,940	24,238	79,733	56,784
Expense support	—	(374)	—	(3,691)
Recoupment of expense support	860	—	1,907	—
Shareholder servicing and/or distribution fees waived	—	—	—	(462)
Management fees waived	—	—	—	(5,243)
Income based incentive fees waived	—	—	—	(6,694)
Net expenses (including excise tax expense)	$29,800	$23,864	$81,640	$40,694

Interest Expense

Total interest expense increased to $13.3 million and $41.6 million, respectively, for the three and nine months ended September 30, 2026, from $12.4 million and $27.8 million, respectively, for the same periods in the prior year, primarily driven by increased borrowings outstanding. The average principal debt outstanding increased to $838.1 million and $892.6 million, respectively, for the three and nine months ended September 30, 2026, from $726.0 million and $541.8 million, respectively, for the same periods in the prior year.

This was partially offset by a decrease in our costs of debt. The weighted average interest rate (including unused fees, amortization of deferred financing costs and debt issuance costs, and the net interest on interest rate swaps accounted for as hedges) decreased to 6.3% and 6.2%, respectively, for the three and nine months ended September 30, 2026, from 6.8% and 6.9%, respectively, for the same periods in the prior year.

Management Fees

Management fees increased to $4.3 million and $12.6 million, respectively, for the three and nine months ended September 30, 2026, from $3.3 million and $8.6 million, respectively, for the same periods in the prior year, primarily due to an increase in net assets. Management fees are accrued monthly at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable quarter, as adjusted for any share issuances or repurchases during the quarter that do not occur on the first calendar day of the quarter. The Adviser agreed to waive its base management fee from the Initial Closing through June 30, 2025.

Income Based Incentive Fees

Income based incentive fees increased to $5.4 million and $15.3 million, respectively, for the three and nine months ended September 30, 2026, from $4.1 million and $10.8 million, respectively, for the same periods in the prior year, primarily due to our deployment of capital. The Adviser agreed to waive its income based incentive fee from the Initial Closing through June 30, 2025.

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

Accrued capital gains incentive fees were $3.1 million and $1.7 million, respectively, for the three and nine months ended September 30, 2026, as compared to accrued capital gains incentive fees of $1.8 million and $1.2 million, respectively, for the same periods in the prior year, as a result of net realized and unrealized gains (losses) incurred during the respective periods. See “Net Realized Gain (Loss)” and “Net Change in Unrealized Appreciation (Depreciation)” sections below for further details.

Shareholder Servicing and/or Distribution Fees

Shareholder servicing and/or distribution fees increased to $0.7 million and $1.9 million, respectively, for the three and nine months ended September 30, 2026, from $0.5 million and $1.5 million, respectively, for the same periods in the prior year, primarily due to an increase in shares outstanding. The Managing Dealer agreed to waive the shareholder servicing and/or distribution fees from the Initial Closing through March 31, 2025.

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

Total other expenses decreased to $1.8 million and $5.6 million, respectively, for the three and nine months ended September 30, 2026, from $1.9 million and $6.0 million, respectively, for the same periods in the prior year primarily driven by a decrease of amortization of continuous offering costs.

Under the terms of the Prior Administration Agreement, the Administration Agreement, the Prior Investment Advisory Agreement and the Investment Advisory Agreement, we reimburse the Administrator and Adviser, respectively, for services performed for us. In addition, pursuant to the terms of these agreements, the Administrator and Adviser may delegate their obligations under these agreements to an affiliate or to a third party and we reimburse the Administrator and Adviser for any services performed for us by such affiliate or third party. For the three and nine months ended September 30, 2026, the Administrator charged $0.3 million and $1.3 million, respectively, for certain costs and expenses allocable to us under the terms of the Administration Agreement, as compared to $0.4 million and $1.4 million, respectively, for the same periods in the prior year.

We entered into an Expense Support Agreement with the Adviser. Certain other expenses were borne by the Adviser, subject to conditional reimbursement pursuant to terms of the Expense Support Agreement. For the three and nine months ended September 30, 2026, $0.9 million and $1.9 million, respectively, of Adviser-advanced expenses met the conditions for expense recoupment. For additional information, see “Note 3. Fees, Expenses, Agreements and Related Party Transactions” to the consolidated financial statements.

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

For the three and nine months ended September 30, 2026, we incurred $0.3 million and $1.0 million, respectively, of U.S. federal excise tax, as compared to $0.2 million and $1.0 million, respectively, for the same periods in the prior year.

Net Realized Gain (Loss)

Net realized gains and losses were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Non-controlled/non-affiliated investments	$(1,040)	$(3,481)	$145	$(4,061)
Foreign currency forward contracts	191	(2,896)	77	(6,905)
Foreign currency transactions	125	(34)	930	(37)
Net realized gain (loss)	$(724)	$(6,411)	$1,152	$(11,003)

For the three months ended September 30, 2026, we generated net realized gains (losses) on investments of $(1.0) million, which consisted of (i) $(3.4) million of net realized losses primarily driven by a $(2.7) million loss on the restructure of MBS Services Holdings, LLC and a $(1.2) million net loss from the sales of syndicated loans, offset by a $0.5 million of net gain from the sales of other private debt and equity investments that was partially offset by (ii) $2.3 million of realized foreign currency gains on repayments of private debt investments. We incurred $0.1 million of realized foreign currency transaction gains and $0.2 million of net realized gains on foreign currency forward contracts, primarily as a result of fluctuations in the EUR and GBP exchange rates.

For the nine months ended September 30, 2026, we generated net realized gains (losses) on investments of $0.1 million, which consisted of (i) $4.4 million of realized foreign currency gains on the repayments of private debt investments (primarily from the full repayment of Capripack Debtco PLC, Shelley Bidco Pty Ltd and Shelley Midco 1 Pty Ltd) that was offset by (ii) $(4.2) million of net realized losses primarily driven by a $(2.7) million loss on the restructure of MBS Services Holdings, LLC and a $(2.6) million net realized loss from the sales of syndicated loans, offset by a $1.1 million net gain from the sales of other private debt and equity investments. We incurred $0.9 million of realized foreign currency transaction gains and $0.1 million of net realized gains on foreign currency forward contracts, primarily as a result of fluctuations in the GBP, EUR, and AUD exchange rates.

For the three months ended September 30, 2025, we generated net realized gains (losses) on investments of $(3.5) million, primarily driven by realized losses of $(3.4) million on the restructuring of a private debt investment (New Era Technology, Inc.). We generated realized losses of $(2.9) million on foreign currency forward contracts, primarily as a result of fluctuations in the EUR exchange rate, which was largely offset by unrealized gains on foreign currency.

For the nine months ended September 30, 2025, we generated net realized gains (losses) on investments of $(4.1) million, primarily driven by realized losses of $(3.7) million on the restructuring of private debt investments (realized loss of $(0.3) million on Lasko Operation Holdings, LLC and $(3.4) million on New Era Technology, Inc.) and net realized losses of $(0.3) million from the sale of syndicated loans. We generated realized losses of $(6.9) million on foreign currency forward contracts, primarily as a result of fluctuations in the EUR and GBP exchange rates, which was largely offset by unrealized gains on foreign currency.

Net Change in Unrealized Appreciation (Depreciation)

Net change in unrealized appreciation (depreciation) was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Non-controlled/non-affiliated investments	$22,941	$12,831	$8,292	$25,250
Non-controlled/affiliated investments	(1,850)	18	(3,922)	18
Foreign currency forward contracts	6	5,637	4,085	(4,243)
Translation of assets and liabilities in foreign currencies	345	54	1,538	(2,279)
Net change in unrealized appreciation (depreciation)	$21,442	$18,540	$9,993	$18,746

For the three months ended September 30, 2026, the unrealized gains on the investment portfolio were $21.1 million, which consisted of (i) $23.9 million of unrealized gains due primarily to the net unrealized appreciation on preferred and common equity positions within the portfolio of $21.0 million and net unrealized appreciation on debt positions of $2.9 million, partially offset by (ii) $(2.8) million of unrealized losses on foreign currency primarily as a result of fluctuations in the EUR exchange rate. The remaining $0.4 million of net unrealized gains were a result of foreign currency fluctuations impacting the value of our foreign currency forward contracts, foreign debt and cash balances.

For the nine months ended September 30, 2026, the unrealized gains on the investment portfolio were $4.4 million, which consisted of (i) $14.1 million of unrealized gains due primarily to the unrealized appreciation on preferred and common equity positions within the portfolio of $39.1 million, offset by net unrealized depreciation on debt positions of $(25.0) million, partially offset by (ii) $(9.7) million of unrealized losses on foreign currency primarily as a result of fluctuations in the EUR and GBP exchange rates. The remaining $5.6 million of net unrealized gains were a result of foreign currency fluctuations impacting the value of our foreign currency forward contracts, foreign debt and cash balances.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Realized gains (losses) on:
Investments	$2,347	$1	$4,364	$3
Foreign currency forward contracts	191	(2,896)	77	(6,905)
Foreign currency transactions	125	(34)	930	(37)
Net realized gains (losses)	$2,663	$(2,929)	$5,371	$(6,939)

Unrealized gains (losses) on:
Investments	$(2,836)	$(1,942)	$(9,711)	$13,474
Foreign currency forward contracts	6	5,637	4,085	(4,243)
Translation of assets and liabilities in foreign currencies	345	54	1,538	(2,279)
Net unrealized gains (losses)	$(2,485)	$3,749	$(4,088)	$6,952
Net realized and unrealized gains (losses):	$178	$820	$1,283	$13

For the three and nine months ended September 30, 2026, the net realized and unrealized gains/(losses) on foreign currency fluctuations impacting the value of the investment portfolio, foreign currency forward contracts, and foreign debt and cash balances were $0.2 million and $1.3 million, respectively. When we are hedging foreign currency exposure through forward contracts and the local currency base rate (i.e., funding cost) is lower or higher than our functional currency, there is positive or negative “carry” embedded in the forward contract. For the three and nine months ended September 30, 2026, the net gains on foreign currency were driven primarily by the positive carry from base rate differentials on forward contracts for local currencies versus the U.S. Dollar.

For the three and nine months ended September 30, 2025, the net realized and unrealized gains/(losses) on foreign currency fluctuations impacting the value of the investment portfolio, foreign currency forward contracts, and foreign debt and cash balances were $0.8 million and $0.0 million, respectively. When we are hedging foreign currency exposure through forward contracts and the local currency base rate (i.e., funding cost) is lower or higher than our functional currency, there is positive or negative “carry” embedded in the forward contract. For the three and nine months ended September 30, 2025, the net gains on foreign currency were driven primarily by the positive carry from base rate differentials on forward contracts for local currencies versus the U.S. Dollar.

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

As of September 30, 2026, we had one corporate-level revolving credit facility and unsecured note issuances. From time to time, we may enter into additional credit facilities, increase the size of our existing credit facilities and/or issue debt securities, including unsecured notes. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of September 30, 2026, we had an aggregate amount of $796.9 million of debt outstanding and our asset coverage ratio was 274.3%. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage.

As of September 30, 2026, we had $41.4 million in cash and cash equivalents. Taken together with our $703.1 million of available capacity under our credit facility (subject to borrowing base availability) and the continuous offering of our Common Shares, our sources of liquidity are expected to be sufficient for our investing activities and to conduct our operations in the near term and for the foreseeable future. This determination is based in part on our expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of our Common Shares and the use of existing and future financing arrangements. As of September 30, 2026, we had significant amounts payable and commitments for existing and new investments, which we planned to fund using available borrowing capacity under our credit facility. Additionally, we held $306.9 million of Level 2 investments as of September 30, 2026, which could provide additional liquidity if necessary.

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

During the nine months ended September 30, 2026, cash provided by operating activities was $95.2 million, primarily as a result of proceeds from sale of investments and principal repayments of $429.9 million and other operating proceeds of $120.5 million, partially offset by funding portfolio investments of $455.2 million. Cash used in financing activities was $(78.0) million during the period, primarily as a result of net repayments on debt of $(130.2) million, Common Shares repurchased, net of early repurchase deduction of $(101.0) million and distributions paid in cash of $(30.1) million, partially offset by new share issuances related to $185.6 million of subscriptions.

Equity

The following table summarizes transactions in Common Shares during the three and nine months ended September 30, 2026:

	Three Months Ended September 30, 2026		Nine Months Ended September 30, 2026
	Shares	Amount	Shares	Amount
CLASS I
Subscriptions	589,868	$16,069	1,496,469	$40,546
Share transfers between classes	—	—	—	—
Distributions reinvested	103,801	2,811	354,744	9,584
Share repurchases	(363,978)	(9,937)	(1,238,844)	(33,472)
Early repurchase deduction	—	0	—	19
Net increase (decrease)	329,691	$8,943	612,369	$16,677
CLASS D
Subscriptions	1,317,230	$35,759	5,365,513	$145,010
Share transfers between classes	—	—	—	—
Distributions reinvested	537,935	14,570	1,862,140	50,316
Share repurchases	(582,869)	(15,912)	(3,067,549)	(82,750)
Early repurchase deduction	—	0	—	60
Net increase (decrease)	1,272,296	$34,417	4,160,104	$112,636
CLASS S
Subscriptions	—	$—	—	$—
Share transfers between classes	—	—	—	—
Distributions reinvested	—	—	—	—
Share repurchases	—	—	—	—
Early repurchase deduction	—	0	—	0
Net increase (decrease)	—	$—	—	$—
Total net increase (decrease)	1,601,987	$43,360	4,772,473	$129,313

The following table summarizes transactions in Common Shares during the three and nine months ended September 30, 2025:

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
	Shares	Amount	Shares	Amount
CLASS I
Subscriptions	557,524	$14,838	557,524	$14,838
Share transfers between classes	8,838,263	233,869	8,838,263	233,869
Distributions reinvested	—	—	—	—
Share repurchases	—	—	—	—
Early repurchase deduction	—	0	—	0
Net increase (decrease)	9,395,787	$248,707	9,395,787	$248,707
CLASS D
Subscriptions	3,287,970	$87,312	14,389,133	$378,143
Share transfers between classes	(8,838,778)	(233,883)	(8,838,778)	(233,883)
Distributions reinvested	467,051	12,349	1,471,840	38,544
Share repurchases	(105,214)	(2,817)	(511,203)	(13,551)
Early repurchase deduction	—	0	—	0
Net increase (decrease)	(5,188,971)	$(137,039)	6,510,992	$169,253
CLASS S
Subscriptions	—	$—	—	$—
Share transfers between classes	515	14	515	14
Distributions reinvested	—	—	—	—
Share repurchases	—	—	—	—
Early repurchase deduction	—	0	—	0
Net increase (decrease)	515	$14	515	$14
Total net increase (decrease)	4,207,331	$111,682	15,907,294	$417,974

Distributions and Distribution Reinvestment

The following tables summarize our distributions declared and payable for the nine months ended September 30, 2026 (dollar amounts in thousands, except per share amounts), and the record date for each distribution was the last calendar date of the month in which such distribution was declared:

		Class I		Class D		Class S
Declaration Date	Payment Date	Total Distribution Per Share	Distribution Amount	Total Distribution Per Share(1)	Distribution Amount	Total Distribution Per Share(1)	Distribution Amount
January 27, 2026	February 27, 2026	$0.1390	$1,624	$0.1333	$4,760	$0.1195	$0
February 27, 2026	March 31, 2026	0.1390	1,654	0.1338	4,847	0.1213	0
March 26, 2026	April 29, 2026	0.1390	1,675	0.1333	5,054	0.1195	0
March 26, 2026 (2)	April 30, 2026	0.1600	1,929	0.1600	6,066	0.1600	0
April 24, 2026	May 29, 2026	0.1390	1,676	0.1335	5,047	0.1202	0
May 27, 2026	June 30, 2026	0.1390	1,702	0.1333	5,134	0.1196	0
June 23, 2026	July 30, 2026	0.1390	1,710	0.1335	5,239	0.1202	0
June 23, 2026 (2)	July 31, 2026	0.1100	1,353	0.1100	4,317	0.1100	0
July 27, 2026	August 31, 2026	0.1390	1,636	0.1333	5,088	0.1196	0
August 25, 2026	September 30, 2026	0.1390	1,656	0.1332	5,202	0.1194	0
September 22, 2026	October 29, 2026	0.1390	1,719	0.1334	5,262	0.1199	0
September 22, 2026 (2)	October 30, 2026	0.1250	1,546	0.1250	4,931	0.1250	0
Total		$1.6460	$19,880	$1.5956	$60,947	$1.4742	$0
(1)Base distributions per share are net of shareholder servicing and/or distribution fees.
(2)Represents a special distribution.

The following tables summarize our distributions declared and payable for the nine months ended September 30, 2025 (dollar amounts in thousands, except per share amounts), and the record date for each distribution was the last calendar date of the month in which such distribution was declared:

		Class I		Class D		Class S
Declaration Date	Payment Date	Total Distribution Per Share	Distribution Amount	Total Distribution Per Share(1)	Distribution Amount	Total Distribution Per Share(1)	Distribution Amount
January 29, 2025	April 30, 2025	$—	$—	$0.1340	$3,620	$—	$—
February 26, 2025	April 30, 2025	—	—	0.1340	3,777	—	—
March 27, 2025	April 28, 2025	—	—	0.1340	4,142	—	—
March 27, 2025 (2)	April 30, 2025	—	—	0.1000	3,091	—	—
April 25, 2025	July 31, 2025	—	—	0.1326	4,562	—	—
May 28, 2025	July 31, 2025	—	—	0.1324	4,814	—	—
June 24, 2025	July 29, 2025	—	—	0.1326	4,931	—	—
June 24, 2025 (2)	July 31, 2025	—	—	0.1500	5,579	—	—
July 23, 2025	October 31, 2025	0.1380	1,098	0.1324	4,025	0.1189	0
August 26, 2025	October 31, 2025	0.1380	1,136	0.1324	4,178	0.1188	0
September 24, 2025	October 29, 2025	0.1380	1,297	0.1325	4,200	0.1194	0
September 24, 2025 (2)	October 31, 2025	0.1000	940	0.1000	3,170	0.1000	0
Total		$0.5140	$4,471	$1.5469	$50,089	$0.4571	$0
(1)Base distributions per share are net of shareholder servicing and/or distribution fees. The Managing Dealer agreed to waive the shareholder servicing and/or distribution fee from the Initial Closing through March 31, 2025.
(2)Represents a special distribution.

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

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that we declared on our Common Shares during the nine months ended September 30, 2026:

	Class I		Class D		Class S
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.6460	$19,880	$1.5956	$60,947	$1.4742	$0
Net realized gains	—	—	—	—	—	—
Total	$1.6460	$19,880	$1.5956	$60,947	$1.4742	$0

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

The following tables summarize the share repurchases completed during the nine months ended September 30, 2026 and 2025:

Repurchase Request Deadline	Percentage of Outstanding Shares We Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)
March 3, 2026	5.00%	March 31, 2026	$28,992	1,078,563	2.34%
June 8, 2026	5.00%	June 30, 2026	$61,381	2,280,983	4.67%
September 4, 2026	5.00%	September 30, 2026	$25,849	946,847	1.92%

Repurchase Request Deadline	Percentage of Outstanding Shares We Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)
March 4, 2025	5.00%	March 31, 2025	$—	—	—%
May 30, 2025	5.00%	June 30, 2025	$10,734	405,989	1.31%
August 29, 2025	5.00%	September 30, 2025	$2,817	105,214	0.29%

(1)Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.
(2)Amounts not inclusive of Early Repurchase Deduction, if applicable.

For additional information on our share repurchases see “Note 9. Net Assets” to the consolidated financial statements.

Borrowings

As of September 30, 2026 and December 31, 2025, we had an aggregate principal committed amount of debt of $1,500.0 million and $1,475.0 million, respectively, of which, $796.9 million and $928.7 million, respectively, was outstanding.

    A summary of our contractual payment obligations under our Revolving Credit Facility and Unsecured Notes as of September 30, 2026, is as follows:

	September 30, 2026
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$446,906	$—	$—	$446,906	$—
Unsecured Notes	350,000	—	150,000	200,000	—
Total	$796,906	$—	$150,000	$646,906	$—

For additional information on our debt obligations see “Note 7. Borrowings” to the consolidated financial statements.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

Our investment portfolio contains and is expected to continue to contain investments, such as revolving loans or delayed draw loans, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2026 and December 31, 2025, we had unfunded investment commitments with an aggregate principal amount of $156.7 million and $247.4 million, respectively.

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. At September 30, 2026, management is not aware of any material pending or threatened litigation.

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

As of September 30, 2026, 91.3% of our performing debt and income producing investments at fair value were at floating rates. Additionally, we entered into interest rate swaps with certain of our Unsecured Notes in order to align the interest rates of our liabilities with our investment portfolio. Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2026, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments) and assuming no changes in our investment and borrowing structure:

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$54,100	$(23,907)	$30,193
Up 200 basis points	$36,067	$(15,938)	$20,129
Up 100 basis points	$18,033	$(7,969)	$10,064
Down 100 basis points	$(18,022)	$7,969	$(10,053)
Down 200 basis points	$(34,678)	$15,938	$(18,740)
Down 300 basis points	$(48,725)	$23,907	$(24,818)

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

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q and set forth below, you should carefully consider the risk factors set forth in “Item 1A Risk Factors” in our Annual Report on Form 10‑K for the year ended December 31, 2025, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes during the three months ended September 30, 2026 to the risk factors set forth in Part 1. Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

The following table sets forth information regarding repurchases of our common shares during the nine months ended September 30, 2026:

Offer Date	Repurchase Request Deadline	Purchase Price per Share	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased
February 2, 2026	March 3, 2026	$26.88	1,078,563	2.34%
May 11, 2026	June 8, 2026	$26.91	2,280,983	4.67%
August 10, 2026	September 4, 2026	$27.30	946,847	1.92%

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2026, none of our trustees or executive officers adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Section 13(r)

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.1 of this report, which includes disclosures regarding activities at Malaysia Airports Holdings Berhad, in which certain funds and entities affiliated with Global Infrastructure Management, LLC, a consolidated subsidiary of BlackRock, Inc., obtained a minority non-controlling interest.

Item 6. Exhibits.

Exhibit Number	Description of Exhibits
3.1	Second Amended and Restated Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 814-01715), filed on April 11, 2024).

10.1
Amendment No. 2 to Senior Secured Revolving Credit Agreement, dated as of August 4, 2026, by and among HPS Corporate Capital Solutions Fund, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01715), filed on August 4, 2026).

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Disclosure Pursuant to Section 13(r) of the Exchange Act*

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HPS Corporate Capital Solutions Fund

November 13, 2026	/s/ Michael Patterson
Michael Patterson
Chief Executive Officer

November 13, 2026	/s/ Robert Busch
Robert Busch
Chief Financial Officer